Form 10-K405
period 1997-10-31
MEGADATA CORP
filed 1998-02-03
CIK 225628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended October 31, 1997

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (No fee required)
                    for the transition period from ___ to ___
                         Commission file number 0-7642


                              MEGADATA CORPORATION
             (Exact name of registrant as specified in its charter)


           New York                                              11-2208938
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


35 Orville Drive, Bohemia, New York                                    11716
   (Address of principal executive office)                           (Zip Code)


        Registrant's telephone number, including area code: 516-589-6800


               Securities of the Registrant registered pursuant to
                         Section 12(b) of the Act: None

               Securities of the Registrant registered pursuant to
                         Section 12(g) of the Act:
                    Common shares, par value $0.01 per share


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


         The aggregate market value of the voting shares of the Registrant held by non-affiliates as at January 20, 1998 was $455,388

        The number of common shares, $0.01 par value, outstanding as at
                         January 20, 1998 was 2,511,600

================================================================================

                                     PART I

         Item 1.   Business.
         -------------------

                        (a)  General  Development  of  Business.
                        ----------------------------------------

                        The  Registrant  sells,   manufactures,   and  is
         continuing to develop hardware and software enhancements for its aircraft flight tracking systems.

                        The Registrant's product line includes the PASSUR (Passive Secondary Surveillance Radar) systems. These systems receive aircraft identification and altitude information from aircraft transponder transmissions which are interrogated by existing secondary surveillance radars without emitting any active signals. Received signals are processed in a standard work station and displayed on a high resolution color graphics data display to provide real-time identification and tracking of aircraft in flight. The display presentation is similar to that provided to Air Traffic Controllers. The presentation of flight tracks can be in real time or can be switched to a mode that permits observance of historical data for selected time periods. A PASSUR system may be integrated to work with noise monitoring and measuring equipment in a configuration that will supply a correlation between aircraft location and noise levels generated by it. With this real-time information, an airport noise abatement officer can enforce the law regarding noise levels emitted by an aircraft. When used as part of an airport noise monitoring system, airport managers and noise control officers can correlate noise events in the local community with specific airline flight tracks.

                        Another variation of the PASSUR system is called ATMS (Air Traffic Monitoring System). The ATMS was developed to address a request by a major U.S. airline for use in its flight and airport operations management. The ATMS provides tracks of all airborn aircraft within a 150 mile radius around the airport. It performs ETA (Estimated Time of Arrival) calculations that predict accurately when arriving aircraft are expected to land. It also detects any holding patterns, assessing the impact of Air Traffic Control on an airport operation complex. By using the information provided by the ATMS, an airline's Air Traffic Dispatcher can more accurately predict arrival times, enhancing customer service and gate management. Added benefits include more efficient scheduling of ground support operations, such as food, baggage, cleaning and refueling services.

                        Continued R&D efforts conducted during the year led to the enhancement of the software that correlates real-time ASD (Aircraft Situation Display) data supplied by the Department of Transportation with flight tracks identified by the PASSUR. This correlation allows the PASSUR to identify the carrier and the flight number of each aircraft displayed.

                        To enhance the SA-9600 radio modem, the Registrant has implemented a new design for a faster modem increasing the speed of data communication to 28.8Kbps. Both the SA-9600 and the previously developed PC-9600 are part of the AGILE DATA product line for wireless communication of voice and data. The SA-9600 operates synchronously or asynchronously, half or full duplex, with any host computer with an RS-232C serial port. An optional data compression feature supports host system baud rates of 38,400 bps when in the asynchronous mode. (A data compression feature installed on an SA-9600 with the new
         28.8 Kbps modem can support higher baud rates then 38,400 bps.) No software modification of the host system is necessary. As a reliable means of both voice and data transfer, AGILE DATA is mainly being marketed in third-world countries, where existing telephone data services are either poor or non-existent. The new DC-powered SA-9600 enhances its suitability for mobile applications where 12/24/48vdc power is commonly available. The Registrant has received FCC approval for the marketing and sale of these products in the 450-470Mhz business band. In order to appeal to a wider group of potential users who, due to government restrictions or unavailable frequencies, wish to utilize other radios transmitting on frequencies outside the standard SA-9600's range, the Registrant has developed the SA-9600/E. The SA-9600/E is a modem-only version of the SA-9600 which provides radio data transmission capability using commonly available, off-the-shelf, external radios of the customer's choice.

                        The Registrant's experience with airline communication protocols such as SABRE, APOLLO, PARS, SITA, SYSTEM ONE, IPARS, DATAS II, PEGASUS, WORLDSPAN, GEMINI, and other airline network protocols led to the development of various reservation network access products for the airline industry. These include communication controllers and multiplexers which support multiple Interchange and Terminal Addresses (IAs & TAs) on a single host communication line, reducing CRS (Computerized Reservation System) host polling overhead and providing significant savings on telephone line charges and installation. Other communication products allow the use of public or private X.25 networks to transport reservation data to a computer reservation system. The Registrant has received certification for these products from the major airline reservation networks.

                        (b)  Financial Information About Industry Segments.
                        ---------------------------------------------------

                        Not applicable.

                        (c)  Narrative  Description  of  Business.
                        ------------------------------------------

                        The Registrant is a supplier of communication products intended to satisfy the needs of airports, airlines, and travel agents. Its principal business is the design, manufacture, sale and service of its product line consisting of wireless modems, access equipment to airline reservation systems, communications controllers, multiplexers, and multi-user, UNIX-based microcomputers.

                        In addition to the  standard  line  of equipment,
         the Registrant provides its customers with customized software and hardware. These applications include passive detection of aircraft in flight, file server configuration for networking personal computers, and connectivity solutions integrating the Registrant's data processing systems with communications capabilities.

         1.  Products.
         -------------

                        The  Registrant's   software   and  hardware  are
         utilized in the following applications:

                        (i) Air Traffic Monitoring Systems
                        ----------------------------------

                        The Registrant, under a sublicense for patented technology owned by a third party, has implemented its proprietary software to develop an enhanced line of air traffic monitoring systems. These PASSUR (Passive Secondary Surveillance Radar) systems receive and process aircraft identification from aircraft transponder transmissions interogated by existing secondary surveillance radars. With this information available in real time, the airport manager or an individual airline's Air Traffic Dispatcher can more accurately predict arrival times, enhancing customer service and gate management. Added benefits include more efficient scheduling of ground support operations, such as food, baggage, cleaning, and refueling services. When used as part of airport noise monitoring systems, airport managers and noise abatement officers can correlate noise events in the local community with specific airline flight tracks for appropriate action.

                        (ii) Wireless Modem Communications
                        ----------------------------------

                        The SA-9600 and the PC-9600 are part of the AGILE DATA product line of wireless radio modems, which communicate voice and data at speeds up to 28.8K bps. The SA-9600 operates synchronously or asynchronously, half or full duplex, with any host computer with an RS-232C serial port. Compatibility with the "AT" command set is built in. No software modification of the host system is necessary for any of the operating modes. Encryption of transmitted data is available for security purposes. A data compression feature increases throughput up to four times (38,400 bps) depending on the type of data transmitted. The new DC-powered SA-9600 enhances its suitability for mobile applications where 12/24/48vdc power is commonly available. A modem-only version is also available, allowing the SA-9600 to be used with off-the-shelf radio equipment that meet existing local regulatory or customer requirements.

                        The PC-9600 is a PC compatible plug-in circuit board. Like the SA-9600, the PC-9600 is frequency "agile" and is able to communicate on any frequency channel in the 400-500Mhz band. An optional microphone attachment permits station-to-station voice communications in addition to data transfer. Both wireless modems were designed to link two or more computers together without cables or any form of wiring. Adjustable output power up to 2 watts will provide an effective range of 15 miles; hundreds of miles when used with repeaters and amplifiers. AGILE DATA products are aimed toward large manufacturing and distribution centers, banks, oil exploration companies, government agencies, defense contractors and others, where physical environments make standard cabling schemes impossible or impractical to implement.

                        The Registrant has received FCC approval for the marketing and sale of both products in the 450-470Mhz business band.

                        (iii) Airline Reservation Access Systems
                        ----------------------------------------

                        The Registrant's experience with ALC protocols, such as SABRE, SYSTEM ONE, PARS, IPARS, GEMINI, APOLLO and other airline network protocols has led to the development of various reservation access products for the airline reservation industry. Offering multi-user workstations with dual-screen displays and pop-up windows, MURS and RESNET controllers provide the lowest per-user-station cost in the industry. They allow up to 32 workstations and 8 printers to be interfaced to a single reservation system host communication line. MIAC (Multiple Interchange Address Concentrator) supports many separate interchange addresses on a single communication line. This increases an airline's CRS (Computerized Reservation System) efficiency by reducing both host polling overhead and the number of separate communication lines needed. ALCX.25 allows the use of public or private X.25 networks to transport reservation data to a computer reservation system. Configurable for either premise or host site operation, ALCX.25 converts installed user sites to X.25 without modification to existing user equipment.


                        (iv) Custom Hardware and Software Activities
                        --------------------------------------------

                        The Registrant is, occasionally, involved in specialized R & D projects sponsored and paid for by customers. These projects involve the customization of the Registrant's standard products to suit specific customer requirements.

         2.  Services.
         -------------

                        The  Registrant   offers   maintenance   services
         pursuant to contractual arrangements or an "on-call" basis. "On-call" services are provided on a time and material basis.

         3.  Sources  of  Raw  Materials.
         --------------------------------

                        The  Registrant  obtains its raw  materials  from
         component distributors and manufacturers throughout the United States. The Registrant has multiple sources of supply for a majority of its components.

         4.  Dependence  on  Certain  Customers.
         ---------------------------------------

                        During  the  fiscal year ended October 31,  1997,
         three customers accounted for 63.4% of revenue. Harris, Miller, Miller & Hanson accounted for 27.2%, Bruel & Kjear accounted for 21.7%, and San Francisco International Airport accounted for 14.5%. The loss of any of these customers would have an adverse effect on the Registrant's business. During fiscal year 1996 only one customer accounted for more than 10% of the Registrant's revenue. ITS Leasing accounted for 24.8% of fiscal year 1996 revenues. During fiscal year 1995 three customers accounted for 61.9% of revenues. United Airlines accounted for 25.6%, Bruel & Kjear accounted for 20.4%, and ITS Leasing accounted for 15.8%.

         5.  Backlog.
         ------------

                        The  Registrant's   backlog   for   products  and
         services at October 31, 1997 amounted to approximately $286,000 all of which is scheduled for delivery before October 31, 1998. The backlog at October 31, 1996 and 1995 amounted to approximately $278,000 and $212,000, respectively. Backlog consists of written purchase orders or contracts. Registrant's low level backlog can be explained by the current prevailing approach of "Just In Time" in purchasing. The Registrant has demonstrated that it can satisfy customer requirements in a relatively short time due to availability of parts in its inventory.


         6.  Competition.
         ----------------

                        The  Registrant  is offering the PASSUR and  ATMS
         systems for passive detection of aircraft in flight. These products are, to the best of its knowledge, relatively unique with low competition. Other products, such as the enhanced version of the wireless radio modems and some airline communication products offered by the Registrant fall into the category of highly competitive business. For these products, although price is a factor, the Registrant believes that design, technical and software capabilities in tailoring it's products to customers' individualized needs are more important competitive factors in the market to which the Registrant directs its efforts. Depending on the end use of the systems and peripherals, the Registrant's primary competitors are Data Radio, Cylink, Dimensions International, Motorola, Memorex, and Videcom, all of which are significantly larger than the Registrant, and have larger sales forces and greater financial resources.


         7.  Research  and  Development.
         -------------------------------

                        The Registrant's Research and Development ("R&D") group continued to enhance the Registrant's products in the following areas:

                       (i) software  enhancements  to  PASSUR  and   ATMS
                           products.

                      (ii) wireless  connectivity:

                           (a)Software  enhancements  to incorporate  new
                              customers' needs.

                           (b)development of a 28.8K bps modem.

                        During the fiscal year ended October 31, 1997 the Registrant incurred approximately $147,000 in expenditures for R&D. In fiscal year ended October 31, 1996 approximately $180,000 was expended on R&D and in fiscal year 1995 approximately $174,000 was expended on R&D.

         8.  Employees.
         --------------

                        The Registrant employs 11 employees on a full time basis consisting of: 3 officers; 2 engineers and programmers; 1 technician; 1 employee in sales and marketing; 2 employees involved in manufacturing; 1 clerical and administrative personnel; and a service department with 1 employee.

                        (d)Financial Information About Foreign and
                           Domestic Operations and Export Sales
                           ------------------------------------------

                        The following table sets forth the dollar amount and the percentages attributable to the sale by the Registrant of its products during the past three fiscal years in the United States and abroad:

      Net
      Revenues           1997                  1996                 1995
      --------           ----                  ----                 ----

      Domestic   $1,306,345   88.3%   $  878,364   79.0%   $1,319,429   78.3%
      --------

      Exports       172,607   11.7%      233,597   21.0%      365,096   21.7%
      -------    ----------   -----   ----------   -----   ----------   -----

      Total
      Revenues:  $1,478,952  100.0%   $1,111,961  100.0%   $1,684,525  100.0%
      ---------  ==========  ======   ==========  ======   ==========  ======



         Item 2.   Properties.
         ---------------------

                         The Registrant's executive offices, manufacturing, and research facility are located in a modern, one-story building at 35 Orville Drive, Bohemia, New York. The Registrant owns the entire building which contains 36,000 square feet. The Registrant is currently utilizing approximately 50% of this building for its manufacturing activities.

         Item 3.   Legal  Proceedings.
         -----------------------------

                         There are no material pending legal proceedings, other than routine litigation incidental to the business to which the Registrant or any of its subsidiaries is a party or of which any of their properties are subject.


         Item 4.   Submission of Matters to a Vote of Security Holders.
         --------------------------------------------------------------

                         None.

                                    PART II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------

                        (a) Market  Information.
                        ------------------------

                        The Registrant's common shares are traded in the over-the-counter market.

                        The following table sets forth the range of high and low bid and asked quotations of the Registrant's common shares for each quarterly period during the Registrant's last two fiscal years, as reported by the National Quotation Bureau,
         Inc.:

          P e r i o d              Bid Prices*          Asked Prices*
          -----------              -----------          -------------
                                   High      Low        High      Low
                                   ----      ---        ----      ---

          Fiscal Year Ended October 31, 1997

            First Quarter          .75       .375       1.0625    .75
            Second Quarter         .4375     .375       .75       .625
            Third Quarter          .53125    .3125      .625      .5625
            Fourth Quarter         .3125     .1875      .625      .50

          Fiscal Year Ended October 31, 1996

            First Quarter          .25       .1875      .4375     .3125
            Second Quarter         .1875     .0625      .3125     .15625
            Third Quarter          .625      .0625      .875      .24
            Fourth Quarter         1.125     .75        1.50      1.0

          -----------------------
          * The quotations represent prices in the over-the counter market between dealers in securities, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                        (b) Holders.
                        ------------

                        The approximate number of equity security holders of record at January 20, 1998 was 361.

                        (c) Dividends.
                        --------------

                        The Registrant has  never  paid cash dividends on
         its  shares.   The  Registrant does not anticipate  paying  cash
         dividends in the foreseeable future.

         Item 6.   Selected  Financial  Data.
         ------------------------------------

         Selected income statement data:

                                       Year Ended October 31
                 ---------------------------------------------------------------
                       1997        1996        1995        1994        1993
                       ----        ----        ----        ----        ----

      Net
      Revenues   $1,478,952   $1,111,961   $1,684,525   $1,732,558   $1,828,090

      Net
      (Loss)        (54,500)    (584,750)    (576,553)   ($267,507)   ($309,465)

       Primary
       (Loss)
       Per Share (1)  ($.03)       ($.36)      ($ .36)      ($ .17)      ($ .19)

       Dividend
       Declared          --          --          --          --          --


         Selected balance sheet data:

                                    October 31
       ---------------------------------------------------------------------
                       1997        1996        1995        1994        1993
                       ----        ----        ----        ----        ----

    Total Assets  $2,595,296   $2,183,896   $2,303,722   $2,930,151   $3,172,484

    Long-Term
    Debt (2)(3)     $721,036     $674,278     $770,663     $823,009     $874,710

    Total Share-
    holders'
    Equity        $1,193,625    $ 657,285   $1,242,035   $1,818,588   $2,086,095
        ------------------------------------------------------------------------
          (1) Primary earnings per share are based on the average number of common shares outstanding.

          (2) Registrant's mortgage loan from the Roosevelt Savings Bank was due to expire on February 1, 1996 requiring a balloon payment of $756,000. As such, it was classified as a current liability. The Registrant was granted an extension to negotiate a refinancing of the balance due. On May 31, 1996, Roosevelt Savings Bank, the holder of the mortgage, and the Registrant, signed a mortgage agreement refinancing the mortgage for five additional years at an interest rate of 9.250%.

          (3) Long Term Debt for 1997 includes $100,000 of a note payable which is due after October 31, 1998.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ----------------------------------------------------------

         Results  of  Operations
         -----------------------

                          Revenue during the fiscal year ended October 31, 1997 increased by approximately $367,000 or 33% as compared to the revenue during fiscal year 1996. The increase was mainly due to an increase in sales of PASSUR related products and services.

                          Revenue during the fiscal year ended October 31, 1996 decreased by approximately $573,000 or 34% as compared to the revenue during fiscal year 1995. The large decrease was due to a reduction in revenue in two categories: a) Some of the Registrant's maintenance services were not needed due to the replacement of the equipment maintained. This resulted in a reduction of $105,825 in revenue from hardware maintenance services. b) During fiscal year 1996 no new sales of PASSUR equipment occured while during the previous fiscal year the Registrant had revenue of approximately $570,000 from the sale of three long range PASSUR systems.

         Cost of Sales and Service
         -------------------------

                          During the fiscal year ended October 31, 1997 cost and expenses, not including interest related items, were lower than total revenue, thus, yielding an income of $29,603. However, after including finance related expenses the Registrant had a net loss of ($53,477) or ($.03) per share as compared to a net loss of ($584,750) or ($.36) per share in fiscal year 1996. Total cost and expenses during fiscal year 1997 decreased by $186,522 or 11.4% as compared to such costs during fiscal year 1996. Cost reductions were due to cutbacks in payroll expenses and reductions in some overhead expenses.

                          Cost of sales and service during fiscal year 1996 exceeded total revenue by 6.7%, whereas, in fiscal year 1995 such costs were at a level of 79.9% of sales. During fiscal year 1996 no inventory adjustments were made. During fiscal 1995, the Registrant, after evaluating changes in technology and market requirements and conditions, determined that adjustments should be made to reflect the realizable value of certain assets. Accordingly, approximately $369,000 was charged to cost of sales and service in fiscal year 1995. Overall cost and expenses during fiscal year 1996 decreased by $556,167 or 25.4% as compared to such costs during fiscal year 1995. Cost reductions were due to cutbacks in payroll, savings in real estate taxes, lower costs of goods sold, and reduction in other overhead costs. The reduction in costs was not at a level sufficient to eliminate the losses.

         Research and Development
         ------------------------

                          Research and development activities were continued to meet potential customers' needs. The Registrant's expenditures for R&D during fiscal year 1997 were approximately $147,000 as compared to $180,000 in 1996 and $174,000 in 1995.
         The Registrant anticipates continuing to incur R&D expenditures at current levels. R&D efforts include activities associated with maintenance, enhancement, and improvement of the Registrant's existing hardware and software coupled with customer sponsored R&D expenditures for new product development. No customer sponsored R&D was conducted during fiscal year 1997. During fiscal year 1996 $40,000 of R&D expenditures were sponsored by a customer. No customer sponsored R&D was conducted during fiscal year 1995.

         General and Administrative
         --------------------------

                          General    and   administrative    expenditures
         increased by $8,683 or 3.2% during fiscal year 1997 compared to a decrease of 11.4% or $34,516 during fiscal year 1996. The reductions or increases in these costs are primarily attributable to changes in the level of expenditures for salaries and overhead costs.

         Income Taxes
         ------------
                          The Registrant has available approximately $4,600,000 in tax loss carryforwards to offset possible future income. The Registrant also has available $25,000 in general business tax credit carryforwards. These carryforwards expire in various amounts through 2012.

         Impact of Inflation
         -------------------

                          In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

         The Year 2000 Issue
         -------------------

                          In the opinion of management, the year 2000 will not have a material adverse effect on the operations or liquidity of the Registrant.

         Net Loss
         --------
                          The Registrant incurred a net loss of ($54,500) or ($.03) per share during the fiscal year ended October 31, 1997. In the previous fiscal year the Registrant incurred a net operating loss of ($584,750) or ($.36) per share. The large losses during fiscal year 1996 were mostly due to the fact that the Registrant did not sell any PASSUR systems during that fiscal year. The lack of sales of PASSUR systems is attributed to two factors. First, some major airlines, who, during the fiscal year, have expressed interest in the Registrant's PASSUR and ATMS, did not get approval for funds to purchase them. Second, under an existing agreement between the PASSUR patent holder and Bruel & Kjaer, Bruel & Kjaer had exclusive rights to market and sell the PASSUR equipment for noise detection applications. During Fiscal year 1996 the Registrant did not receive any orders for PASSUR from Bruel & Kjaer. These circumstances created conditions under which sales of PASSUR systems to airports were suspended. At the Registrant's request, Bruel & Kjaer and the patent holder have agreed to transfer to the Registrant their exclusive noise abatement rights for the sale of PASSUR in the United States. On the 27th of March, 1997, the Registrant has signed a license agreement with the patent holder under which it has the exclusive rights to manufacture, use, lease, and sell PASSUR and ATMS systems.

                          During fiscal year 1995, after taking into effect the inventory write-off, the Registrant incurred a net operating loss of ($576,553) or ($.36) per share. The operating loss, excluding the $368,789 of inventory write-off, was ($207,764) or ($.13) per share.

         Liquidity  and  Capital  Resources
         ----------------------------------

                          During fiscal year 1997 the Registrant incurred a net operating loss of ($54,500). Financing to cover these losses came from depreciation, some cost reductions, and from a private investor. (See Private Investor).

                          A turnaround in the Registrant's prospects could lead to profitability due to the following: (a) On March 27, 1997, the Registrant entered into an exclusive licensing agreement with the owner of the PASSUR patents. Under the agreement, the Registrant has world-wide exclusive rights to the manufacturing, marketing, sale, installation, and maintenance of PASSUR systems. (b) Bruel & Kjaer's exclusive rights to the sale of PASSUR for United States noise abatement programs were transferred to the Registrant, and (c) The Registant was able to attract additional financing which is enabling it to aggressively market and sell the products it offers.

                          During January 1998 the Registrant received one contract valued at $185,000 for a long range PASSUR system. This is in addition to the backlog reported previously in this report.

                          Interest by potential customers in the Registrant's PASSUR systems remains strong and the Registrant anticipates an increase in future sales. However, the Registrant cannot predict if such sales will materialize. If sales do not increase, losses my recur. The extent of such profits or losses will be dependent on sales volume achieved.

         Risk Factors; Forward Looking Statements
         ----------------------------------------

                          The  Management's  Discussion and Analysis  and
         the information provided elsewhere in this 10K (including, without limitation, in "Item 1. Business" as well as "Liquidity and Capital Resources" above) contain forward looking statements regarding the Registrant's future plans, objectives, and expected performance. These statements are based on assumptions that the Registrant believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Registrant's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Registrant to get new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products. Other uncertainties which could impact the Registrant are uncertainties with respect to future changes in governmental regulation affecting the product and its use in flight dispatch. Additional uncertainties are related to the Registrant's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.

         Private Investor
         ----------------

                          During  the  period between September 18,  1996
         and June 6, 1997 the Registrant signed various agreements with Mr. G.S. Beckwith Gilbert, a private investor. Under these agreements, Mr. Gilbert provided the Registrant with three $100,000 loans bearing a 9% interest rate, payable by July 30, 1997, and secured by the Registrant's assets, excluding the building. In consideration, the Registrant granted Mr. Gilbert three warrants to purchase up to 1,400,000 of the Registrant's common shares. On June 6, 1997, Mr. Gilbert and affiliated entities completed the purchase of 700,000 shares of the Registrant's common stock for an aggregate purchase price of $500,000. Of such purchase price, $400,000 was paid in cash and $100,000 was paid by the cancellation of a $100,000 loan previously made by Mr. Gilbert to the Registrant. On October 31, 1997, Mr. Gilbert and two other directors exercised a warrant to purchase an additional 200,000 shares of the Registrant's common stock for an aggregate purchase price of $150,000. The exercise of this warrant has validated a third warrant issued to Mr. Gilbert under which he has the right to purchase up to 500,000 additional shares at a share price of $1.25. The 500,000 share warrant expires October 31, 2001 and is exercisable during the year preceding expiration. The Registrant has also agreed to provide Mr. Gilbert with incidental registration rights for all the shares purchased under the warrants. The Registrant has no assurance that Mr. Gilbert will exercise his rights under the third warrant. On July 30, 1997, Mr. Gilbert and the Registrant signed an amended and restated loan agreement under which the outstanding loan balance of $200,000 will continue to accrue an annual interest of 9% but will have a maturity of July 30,1999. All accrued interest on such loan will be paid on a quarterly basis and the principal balance of such loan will be repaid at the rate of $25,000 per quarter, beginning December 31, 1997.

                          Mr. Gilbert has been elected a director and Chairman of the Board and has designated two additional board members to the Registrant's six person Board of Directors. Mr. Gilbert is President and Chief Executive Officer of Field Point Capital Management Corp., a merchant banking firm located in Greenwich, Connecticut.

         Item 8.   Financial  Statements  and  Supplemental  Data.
         ---------------------------------------------------------














                      MEGADATA CORPORATION AND SUBSIDIARIES

                     ----------------------------------------


                   CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                 COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K
                    TO SECURITIES AND EXCHANGE COMMISSION
                        YEARS ENDED OCTOBER 31, 1997

                              MEGADATA CORPORATION

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 1997










                            GHASSEMI, PHOEL & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MEGADATA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1997

                        AND INDEPENDENT AUDITORS' REPORT




                                      INDEX


                                                                     Page

Independent auditors' report                                          S-1

Consolidated financial statements:

      Balance sheets                                                  S-2

      Statements of operations and retained earnings                  S-3

      Statements of cash flows                                        S-4

      Notes to financial statements                                   S-5-11

Additional financial information pursuant to the requirements of Form 10-K:

      Schedules:

         V  -    Property, plant and equipment                        S-12

         VI - Accumulated depreciation and amortization
                 of property, plant and equipment                     S-13



Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.

GHASSEMI, PHOEL & COMPANY                 23 LANGDON PLACE, LYNBROOK, NY  11563
CERTIFIED PUBLIC ACCOUNTANTS              TEL: 516-887-4444
                                          FAX: 519-887-4450



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Shareholders
Megadata Corporation:

We have audited the accompanying consolidated balance sheets of Megadata Corporation and subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megadata Corporation and subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                            /s/ Ghassemi, Phoel & Co.
                                            ----------------------------
                                            Certified Public Accountants


Lynbrook, New York
January 21, 1998

                      MEGADATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                        October 31,
                                                                        -----------
                                                                   1997             1996
                                                                   ----             ----
Current Assets:
    Cash   ...............................................  $    318,595      $    119,458
    Accounts receivable...................................       299,586            91,855
    Inventories...........................................       448,775           399,642
    Prepaid expenses and other current assets.............        87,561            68,582
                                                            ------------      ------------

           Total current assets...........................     1,154,517           679,537

Property, plant and equipment, net........................     1,418,891         1,476,593
Other assets..............................................        21,888            27,766
                                                            ------------      ------------

                                                            $  2,595,296        $2,183,896
                                                            ============        ==========

                                   LIABILITIES

Current Liabilities:
    Accounts payable......................................  $    155,989      $    137,367
    Accrued expenses and taxes............................       120,475            98,827
    Accrued expenses - related parties....................        89,215           179,036
    Notes payable - related party
        (current portion).................................       100,000           200,000
    Loans payable - officers..............................             -            36,883
    Deferred income.......................................       150,122           136,220
    Installment note payable..............................        11,592            15,444
    Current portion of long-term debt.....................        53,242            48,556
                                                            ------------      ------------

           Total current liabilities......................       680,635           852,333

Notes payable - related party
    (less current portion)................................       100,000                 -
Long-term debt............................................       621,036           674,278
                                                            ------------      ------------

                                                               1,401,671         1,526,611

                              STOCKHOLDERS' EQUITY

Common shares - authorized 5,000,000 shares,
    par value $.01 a share; issued 3,203,100
    and 2,303,100 shares in 1997 and 1996.................        32,031            23,031
Additional paid-in capital................................     2,465,571         1,883,731
Retained earnings.........................................       313,248           367,748
                                                            ------------      ------------

                                                               2,810,850         2,274,510
Less cost of 691,500 common shares held
    in treasury...........................................     1,617,225         1,617,225
                                                            ------------      ------------

                                                               1,193,625           657,285
                                                            ------------      ------------

                                                            $  2,595,296        $2,183,896
                                                            ============        ==========

            The notes to financial statements are made a part hereof.

                      MEGADATA CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                         Year Ended October 31,
                                                         ----------------------
                                                 1997             1996            1995
                                                 ----             ----            ----
Revenues:
    Net sales...............................   $1,406,231       $1,068,814      $1,535,553
    Service.................................       72,721           43,147         148,972
                                             ------------     ------------    ------------

        Total revenues......................    1,478,952        1,111,961       1,684,525
                                             ------------     ------------    ------------

Cost and expenses:
    Cost of sales...........................      951,654        1,090,719       1,237,156
    Cost of service.........................       73,045           96,166         109,000
    Inventory adjustment....................            -                -         368,789
    Research and development................      147,383          119,960          76,313
    Research and development -
        related party.......................            -           60,442          97,680
    General and administrative
        expenses............................      277,267          268,584         303,100
                                             ------------     ------------    ------------

                                                1,449,349        1,635,871       2,192,038
                                             ------------     ------------    ------------

Income (Loss) from operations...............       29,603         (523,910)       (507,513)

Other income/(expense):
    Interest income.........................        5,932              902           5,533
    Interest expense........................      (67,537)         (67,933)        (68,914)
    Interest expense -
        related party.......................      (21,475)               -               -
    Other income............................            -            8,567               -
                                             ------------     ------------    ------------

Loss before income taxes....................      (53,477)        (582,374)       (570,894)

Income tax expense..........................        1,023            2,376           5,659
                                             ------------     ------------    ------------

Net loss....................................      (54,500)        (584,750)       (576,553)

Retained earnings - beginning...............      367,748          952,498       1,529,051
                                             ------------     ------------    ------------

Retained earnings - ending.................. $    313,248     $    367,748    $    952,498
                                             ============     ============    ============

Net loss per share..........................        $(.03)           $(.36)          $(.36)
                                                    =====            =====           =====

Weighted average number of
    shares outstanding......................    1,903,267        1,611,600       1,611,600
                                             ============     ============    ============

            The notes to financial statements are made a part hereof.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended October 31,
                                                         ----------------------
                                                 1997             1996             1995
                                                 ----             ----             ----
Cash flows from operating activities:
   Net loss.................................. $   (54,500)      $ (584,750)     $ (576,553)
                                              -----------       ----------      ----------
Adjustment to reconcile net
   loss to net cash provided by
   (used in) operating activities:
     Depreciation............................      63,335           63,268          62,962
     Changes in operating assets
        and liabilities:
        (Increase) Decrease in
          accounts receivable................    (207,731)         (54,050)         51,887
        (Increase) Decrease in
          Inventories........................     (49,133)         150,247         492,252
        (Increase) Decrease in prepaid
          expenses and other current
          assets.............................     (18,979)          11,216          19,826
        Decrease in other assets.............           -            2,164           4,961
        Increase in accounts payable.........      18,622           38,431          27,315
        (Decrease) Increase in accrued
          expenses and other current
          liabilities........................     (54,271)         234,714         (25,654)
                                              -----------       ----------      ----------

            Total adjustments................    (248,157)         445,990         633,549
                                              -----------       ----------      ----------

     Net cash (used in) provided
         by operating activities.............    (302,657)        (138,760)         56,996
                                              -----------       ----------      ----------

Cash flows from investing activities:
   Capital expenditures......................      (5,633)          (3,583)              -
                                              -----------       ----------      ----------

     Net cash used in investing
     activities..............................      (5,633)          (3,583)              -
                                              -----------       ----------      ----------

Cash flows from financing activities:
   Decrease (Increase) in other
     assets - deferred mortgage cost.........       5,878          (25,539)          5,592
   (Payments of) Proceeds from notes
     and loan payable........................     (36,883)         236,883               -
   (Payments of) Proceeds from
     installment note........................      (3,852)           2,725             809
   Repayments of mortgage loan...............     (48,556)         (47,829)        (52,346)
   Proceeds from sale of shares - net........     590,840                -               -
                                              -----------      -----------      ----------

     Net cash provided by (used
     in) financing activities................     507,427          166,240         (45,945)
                                              -----------      -----------      ----------

Increase in cash and cash
   equivalents...............................     199,137           23,897          11,051

Cash and cash equivalents, beginning.........     119,458           95,561          84,510
                                              -----------      -----------      ----------

Cash and cash equivalents, ending               $ 318,595        $ 119,458       $  95,561
                                              ===========      ===========      ==========

            The notes to financial statements are made a part hereof.

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------

      a.    Nature of Operations
      --------------------------

            The Company operates primarily in one segment, the design, manufacture, sale and service of multi-user, UNIX-based microcomputers, wireless modems, access equipment to airline reservation systems and communication controllers, multiplexers, and programmable intelligent video display computer terminals. Accounts receivable at October 31, 1997 primarily is due from customers in the airline industry.

      b.    Consolidation
      -------------------

            Principles of Consolidation - The consolidated financial statements include the accounts of Megadata Corporation (the Company) and its subsidiaries (all of which are wholly-owned). All intercompany investments, advances and transactions have been eliminated.

      c.    Inventories
      -----------------

            Inventories are stated at the lower of cost (first-in, first-out method) or market.

      d.    Property, Plant and Equipment
      -----------------------------------

            Property, plant and equipment are recorded at cost. At the time assets are sold or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and depreciation accounts; profits and losses on such dispositions are reflected in current operations. Expenditures for maintenance and repairs are charged to operations; replacements, renewals and betterments are capitalized. Depreciation for financial accounting purposes is computed on the straight-line method to amortize the cost of various classes of assets over their estimated useful lives.

      e.    Income taxes
      ------------------

            Deferred taxes provide for the tax effect of temporary differences between financial and tax reporting, primarily arising from the provisions for obsolete inventories not currently deductible for tax purposes and the availability of net operating loss carryforward. Tax credits are accounted for by the flow-through method.

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997



      f.    Research and development costs
      ------------------------------------

            Research and development costs are charged to operations as incurred.

      g.    Cash and cash equivalents
      -------------------------------

            All highly liquid investments with a maturity of three months or less at date of purchase are carried at fair value and considered to be cash equivalents.

      h.    Use of Estimates
      ----------------------

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain report amounts and disclosures. Accordingly, actual results could differ from those estimates.

      i.    Reclassification
      ----------------------

            Certain items within the 1995 financial statements have been reclassified to conform to the 1996 presentation.

      j.    Fair Value of Financial Instruments
      -----------------------------------------

            The carrying value of financial instruments approximate their fair value.

PREPAID EXPENSES AND OTHER CURRENT ASSETS:
------------------------------------------

                                                        October 31,
                                                    1997           1996

      Prepaid real estate taxes................. $   28,073     $  22,776
      Prepaid insurance.........................     18,478        21,809
      Other current assets......................     41,010        23,997
                                                 ----------     ---------

                                                 $   87,561     $  68,582
                                                 ==========     =========

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997



INVENTORIES:
------------

Inventories are summarized as follows:

                                                        October 31,
                                                        -----------
                                                   1997           1996
                                                   ----           ----

      Parts and raw materials.................. $  103,251     $ 107,860
      Work-in-process..........................    282,352       142,224
      Finished goods...........................     63,172       149,558
                                                ----------     ---------

                                                $  448,775     $ 399,642
                                                ==========     =========

PROPERTY, PLANT AND EQUIPMENT:
------------------------------

Property, plant and equipment consists of the following:

                                      Estimated          Cost and Book Value
                                       Useful                October 31,
                                        Lives            1997           1996
                                       -------          ------         -----

      Land..........................  -      years   $    200,000   $    200,000
      Building......................  32     years      1,793,805      1,793,805
      Building improvements           3-5    years         65,420         65,420
      Factory equipment. ...........  5-10   years      2,241,645      2,236,012
      Furniture, fixtures and
        improvements................  5-10   years        113,158        113,158
      Automobile....................  3-5    years         31,395         31,395
                                                     ------------   ------------
                                                        4,445,423      4,439,790
      Less accumulated depreciation.................    3,026,532      2,963,197
                                                     ------------   ------------

            Net..................................... $  1,418,891   $  1,476,593
                                                     ============   ============


ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
-----------------------------------------------

                                                           October 31,
                                                           -----------
                                                      1997           1996
                                                      ----           ----
      Accrued payroll, payroll taxes
        and benefits.............................. $   51,673     $  45,480
      Accrued professional fees...................     18,000        19,000
      Other accrued liabilities...................     50,802        34,347
                                                   ----------     ---------

                                                   $  120,475     $  98,827
                                                   ==========     =========

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997


NOTES PAYABLE - RELATED PARTY:
------------------------------

During the period between September 18, 1996 and June 6, 1997 the Company signed agreements with a private investor that provided for three loans of $100,000 each, of which $200,000 was received in 1996 and $100,000 was received in 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In consideration for these loans, three stock warrants were awarded for the purchase of up to 1,400,000 common shares. On June 6, 1997, the investor and his affiliate exercised the first warrant, purchasing 700,000 shares for the amount of $500,000, paid by $400,000 in cash and cancellation of the first $100,000 note.

The second warrant was exercised on October 31, 1997, by the investor and two other directors with the purchase of 200,000 shares for the amount of $150,000. The exercising of the second warrant has validated the third warrant, that gives the investor and his affiliates the right to purchase 500,000 shares at $1.25 per share. The third warrant expires October 31, 2001, and is exercisable during the year preceding expiration. On July 30, 1997, the remaining notes totalling $200,000 were amended and restated by a new note bearing interest at 9% per annum, with quarterly payments of $25,000 plus accrued interest due on the last business day of each calendar quarter, commencing December, 1997, with any remaining balance being due July 30, 1999. The note is secured by the Company's assets excluding its building.

During 1997 the investor was elected a director of the Company and Chairman of the Board.

DEFERRED INCOME:
----------------

Deferred income represents advances received on maintenance agreements and deposits from customers for equipment that will be shipped in the next fiscal year.

INSTALLMENT NOTE PAYABLE:
-------------------------

Notes due on financing of insurance premiums bearing interest at 10.75% and 10.91% per annum, with the final payments due May, 1998 and June, 1997 respectively.

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997

LONG-TERM DEBT:
---------------

On May 31, 1996, the Company refinanced the existing mortgage with the Roosevelt Savings Bank on its building in Bohemia, New York. The loan matures on June 1, 2001 and requires annual payments based upon a 10 year amortization schedule. Interest is at a fixed rate of 9.25%. Minimum annual principal repayments of long-term debt is as follows:

                  October 31, 1998..........................  $   53,242
                  October 31, 1999..........................      58,382
                  October 31, 2000..........................      64,017
                  June 1, 2001..............................     498,637
                                                              ----------

                  Total.....................................  $  674,278
                                                              ==========


INCOME TAXES:
-------------

Components of the income tax expense are as follows:


                                               Year Ended October 31,
                                               ----------------------
                                        1997          1996           1995
                                        ----          ----           ----
      Current:
           Federal.................. $        -    $        -     $       -
           States and Local.........      1,023         2,378         5,659
                                     ----------    ----------     ---------

           Total....................      1,023         2,378         5,659
                                     ==========    ==========     =========

At October 31, 1997, the Company has available a federal net operating loss carryforward of approximately $4,600,000 for tax reporting purposes to offset future taxable income and which will expire in various amounts through 2012. The Company has $25,000 general business tax credit carryforwards available which expire in various amounts through 2008. The Company has provided a valuation allowance in its entirety to offset potential benefit derived with the utilization of the net operating loss carryforwards and tax credit available.

CASH FLOWS:
-----------

Supplemental cash flow information:

                                               Year Ended October 31,
                                               ----------------------
                                          1997          1996           1995
                                          ----          ----           ----

      Interest paid................... $   84,412    $   68,914     $  71,753
      Income taxes past and present...      2,360         1,196         2,705

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997


CONCENTRATIONS OF CREDIT RISK:
------------------------------

The Company maintains cash balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured cash balance at October 31, 1997 and 1996 totals approximately $214,000 and $116,000.

STOCK OPTIONS:
--------------

The Company's 1982 and 1988 stock option plans provide for the granting of stock options for 100,000 shares of the Company's common stock for each plan. The 1982 plan provides that only 40,000 options can be granted during any one fiscal year. The 1988 plan provides that no individual can receive in excess of $100,000, as determined by the fair market value of options during any calendar year. Under both plans, the option price per share is the fair market value at date of grant, except on the issuance of non-qualified options pursuant to the 1988 plan in which the option price is not less than 85% of the fair market value of the shares. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the shares. The following is a summary of stock option transactions relating to such plans:

                                                Shares        Number          Exercise
                                               Available     of Shares          Price
                                               for Grant    Outstanding       Per Share
                                               ---------    -----------       ---------
           1982 Plan
           ---------
Balance, October 31, 1992....................     52,500        47,500      $2.25-$5.75
Options cancelled November 1992..............     12,500       (12,500)     $2.25-$5.75
                                              ----------    ----------

Balance, October 31, 1997....................     65,000        35,000
                                              ==========    ==========

           1988 Plan
           ---------

Balance, October 31, 1992....................     80,000        20,000      $ .38-$ .41
Options cancelled............................         -             -       $ .38-$ .41
                                              ----------    ----------

Balance October 31, 1997.....................     80,000        20,000      $ .38-$ .41
                                              ==========    ==========

NET LOSS PER SHARE:
-------------------

Loss per Share - Loss per share is based on the average number of shares of common stock outstanding each year after deducting treasury shares. Stock options have not been considered in the calculations as their effect would be anti-dilutive.

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997


MAJOR CUSTOMERS:
----------------

During the fiscal year ended October 31, 1997 three customers accounted for approximately 27%, 22% and 14% of revenues. During the fiscal year ended October 31, 1996 one customer accounted for approximately 25% of revenues. During the fiscal year ended October 31, 1995 three customers accounted for approximately 26%, 20% and 16% of revenues. The Company had export sales of approximately $172,607, $233,597 and $365,096 in fiscal 1997, 1996 and 1995, respectively.

RELATED PARTY TRANSACTIONS:
---------------------------

The Company had contracted with Data Probe, Inc., which is majority owned by the Company's President, and is the owner of approximately 23% of the Company's outstanding shares, to provide certain research and development and sales support services through July, 1996. The Company has incurred approximately $60,442 and $97,680 for the years ended October 31, 1996 and 1995, respectively, in consideration for the aforementioned services.

On January 16, 1996, the Company signed a promissory note to an officer for a $30,000 loan, which was secured by certain test equipment. The note bore interest at 10% per annum, and was paid in full on July 16, 1997. Total interest payments for the year ended October 31, 1996 were $2,265. In addition, net loans of $6,883 were made by another officer which had no provision for interest and was paid on demand.

FOURTH QUARTER INVENTORY ADJUSTMENT:
------------------------------------

Market conditions and technological changes have rendered certain items in the inventory to be obsolete. The Company had determined and adjusted its inventory during the fiscal year ended October 31, 1995 in the amount of $368,789 to reflect the realizable value of the inventory.

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

Column A                           Column B      Column C        Column D       Column E
--------                           --------      --------        --------       --------

                                                                   Sales
                                                                 disposals
                                  Balance at                        and          Balance
                                   beginning     Additions      abandonment      at end
Classification                      of year       at cost        of assets       of year
--------------                      -------       -------        ---------       -------
Year ended October 31, 1997:

 Factory Equipment.............. $  2,236,012   $    5,633      $         -   $  2,241,645
 Furniture and Fixtures.........      113,158            -                -        113,158
 Automobiles....................       31,395            -                -         31,395
 Building Improvements..........       65,420            -                -         65,420
 Land...........................      200,000            -                -        200,000
 Building.......................    1,793,805            -                -      1,793,805
                                 ------------   ----------      -----------   ------------

                                 $  4,439,790   $    5,633      $         -   $  4,445,423
                                 ============   ==========      ===========   ============

Year ended October 31, 1996:

 Factory Equipment.............. $  2,459,007   $    3,583      $  (226,578)   $ 2,236,012
 Furniture and Fixtures.........      345,919            -         (232,761)       113,158
 Automobiles....................       31,395            -                -         31,395
 Building Improvements..........       65,420            -                -         65,420
 Land...........................      200,000            -                -        200,000
 Building.......................    1,793,805            -                -      1,793,805
                                 ------------   ----------      -----------   ------------

                                 $  4,895,546   $    3,583      $  (459,339)    $4,439,790
                                 ============   ==========      ===========     ==========

Year ended October 31, 1995:

 Factory Equipment.............. $  2,459,007   $        -      $         -   $  2,459,007
 Furniture and Fixtures.........      345,919            -                -        345,919
 Automobiles....................       31,395            -                -         31,395
 Building Improvements..........       65,420            -                -         65,420
 Land...........................      200,000            -                -        200,000
 Building.......................    1,793,805            -                -      1,793,805
                                 ------------   ----------      -----------   ------------

                                   $4,895,546   $        -      $         -   $  4,895,546
                                 ============   ==========      ===========   ============


                      MEGADATA CORPORATION AND SUBSIDIARIES

             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION

Column A                           Column B      Column C        Column D       Column E
--------                           --------      --------        --------       --------

                                                                   Sales
                                                                 disposals
                                  Balance at                        and          Balance
                                   beginning     Additions      abandonment      at end
Classification                      of year       at cost        of assets       of year
--------------                      -------       -------        ---------       -------
Year ended October 31, 1997:

 Factory Equipment.............. $  2,226,542   $    3,725      $         -   $  2,230,267
 Furniture and Fixtures.........      113,158            -                -        113,158
 Automobiles....................       27,061        2,660                -         29,721
 Building Improvements..........       65,420            -                -         65,420
 Building.......................      531,016       56,950                -        587,966
                                 ------------   ----------      -----------   ------------

                                 $  2,963,197   $   63,335      $         -   $  3,026,532
                                 ============   ==========      ===========   ============

Year ended October 31, 1996:

 Factory Equipment.............. $  2,449,558   $    3,562      $  (226,578)   $ 2,226,542
 Furniture and Fixtures.........      345,823           96         (232,761)       113,158
 Automobiles....................       24,401        2,660                -         27,061
 Building Improvements..........       65,420            -                -         65,420
 Building.......................      474,066       56,950                -        531,016
                                 ------------   ----------      -----------   ------------

                                 $  3,359,268   $   63,268      $  (459,339)    $2,963,197
                                 ============   ==========      ===========     ==========

Year ended October 31, 1995:

 Factory Equipment.............. $  2,447,110   $    2,448      $         -   $  2,449,558
 Furniture and Fixtures.........      345,051          772                -        345,823
 Automobiles....................       21,741        2,660                -         24,401
 Building Improvements..........       65,420            -                -         65,420
 Building.......................      416,984       57,082                -        474,066
                                 ------------   ----------      -----------   ------------

                                 $  3,296,306   $   62,962      $         -   $  3,359,268
                                 ============   ==========      ===========   ============


         Item 9.  Disagreements on Accounting and Financial Disclosure.
         --------------------------------------------------------------

                   None.

                                     PART III


         Item 10.  Directors and Executive Officers of the Registrant.
         -------------------------------------------------------------

                         (a)  Identification  of  Directors.
                              ------------------------------

                                          Director Position and Offices
           Name                     Age   Since    With Registrant
           ----                     ---   -----    ---------------


         Yitzhak N. Bachana          64    1976    President, Chief Executive
                                                   Officer, Director

         G.S. Beckwith Gilbert       55    1997    Chairman of the Board,
                                                   Director, and Member of the
                                                   Audit Committee

         Richard R. Schilling, Jr.   72    1974    Director, Member of the Audit
                                                   Committee

         John R. Keller              58    1997    Director

         Bruce N. Whitman            64    1997    Director

         Paul L. Graziani            40    1997    Director


         Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

                         (b)  Identification  of  Executive  Officers.
                              ----------------------------------------

                                        Officer  Position and Offices
           Name                   Age   Since    With Registrant
           ------                 ---   -----    ------------------------

         Yitzhak N. Bachana       64     1976    President, Chief Executive
                                                 Officer, Director

         Dr. James A. Cole        57     1988    Vice President of Research &
                                                 Development

         John R. Keller           58     1970    Vice President


         Each officer is elected to serve at the pleasure of the Board of Directors.

                         (c) Identification of Certain Significant Employees.
                             ------------------------------------------------

                         None.

                         (d)  Family  Relationship.
                              ---------------------

                         None.


                                      III-1

                         (e)  Business  Experience.
                              ---------------------

                         The following sets forth the business experience during the past five years of each director and executive officer;


         Yitzhak  N.  Bachana      Mr.   Bachana  has been President  and
                                   Chief   Executive   Officer   of   the
                                   Registrant  since 1980.  Mr.   Bachana
                                   has   also   been   President,   Chief
                                   Executive    Officer   and    majority
                                   shareholder of Data Probe, Inc., a New
                                   York  based  computer service  bureau.
                                   Mr.  Bachana has  also been an officer
                                   and a director of Datatab, Inc.  since
                                   1983.  Data Probe,  Inc.  and Datatab,
                                   Inc.  are publicly-held  corporations.
                                   Pursuant to an  agreement between Data
                                   Probe, Inc.  and the Registrant, dated
                                   May 7, 1976,  the  President  of  Data
                                   Probe,  Inc.  is to be nominated as  a
                                   management nominee for director.

         G.S. Beckwith Gilbert     Mr.   Gilbert  has been President  and
                                   Chief Executive Officer of Field Point
                                   Capital Management Company, a merchant
                                   banking firm, since  1988.  He is also
                                   a partner of Wolsey & Co., a  merchant
                                   banking  firm.    In   addition,   Mr.
                                   Gilbert is a Director and Chairman  of
                                   the  Executive  Committee   of  DIANON
                                   Systems,  Inc., as well as a  Director
                                   of  Davidson  Hubeny  Brands,  Kionix,
                                   Inc., and Transgenomic, Inc.

         Richard R. Schilling, Jr. Mr.   Schilling has been a  member  of
                                   the  law  firm  of   Burns,   Kennedy,
                                   Schilling  &  O'Shea,  New  York,  New
                                   York.

         Bruce N. Whitman          Mr.   Whitman has been Executive  Vice
                                   President    and    a    Director   of
                                   FlightSafety International since 1962.
                                   He is also a  Director of FlightSafety
                                   Boeing     Training     International,
                                   Petroleum   Helicopters,   Inc.,   and
                                   Aviall, Inc.

         Paul L. Graziani          Mr.   Graziani has been the  President
                                   and   Chief   Executive   Officer   of
                                   Analytical  Graphics, Inc., a  leading
                                   producer   of    commercial   analysis
                                   software for the space industry.

         Dr. James A. Cole         Dr.    Cole   has  been  Director   of
                                   Research   and   Development   of  the
                                   Registrant.   Dr.  Cole earned a Ph.D.
                                   in   physics   from    Johns   Hopkins
                                   University in 1966.

         John R. Keller            Mr.  Keller has been a Vice  President
                                   of the Registrant.

                         (f) Involvement in Certain Legal Proceedings.
                             -----------------------------------------

                         The Registrant knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Registrant.

         Item 11.   Executive  Compensation.
         -----------------------------------

                         (a)  Cash and Deferred Compensation.
                              -------------------------------

                         The following table sets forth all cash compensation paid to each of the Registrant's most highly compensated executive officers to whom cash compensation during the fiscal year ended October 31, 1997, exceeded $60,000 and to all executive officers of the Registrant as a group for such fiscal year:

                                      III-2

                       CASH AND DEFERRED COMPENSATION TABLE
         ------------------------------------------------------------------
              (A)                  (B)       (C)       (D)     (E)
         ------------------------------------------------------------------
         Name and Principal                                  Other
         Position                  Year     Salary     Bonus Compensation
         ------------------------------------------------------------------

         Yitzhak N. Bachana -      1997 $ 100,000 (1)      - $ 26,923 (2)
         President
                                   1996    11,538 (3)      -        -
                                   1995    91,923          -        -

         John R. Keller - Vice     1997  $ 90,000          -        -
         President
                                   1996    93,462          -        -
                                   1995   105,000          -        -

         Dr. James Cole - Vice     1997  $ 96,346          -        -
         Pres. - R&D               1996    93,462          -        -
                                   1995   105,000          -        -

         ------------------------------------------------------------------

         (1) Does not include earned but unpaid compensation of $ 84,615 as of October 31, 1997.

         (2) Represents partial repayment of earned and previously accrued compensation.

         (3) Does not include earned but unpaid compensation of $111,538 as of October 31, 1996.


                         (b) (1)  Compensation  pursuant  to  plans.
                                  ----------------------------------

                         The  current  base salary of  Messrs.   Bachana,
         Cole,  and   Keller   is   $100,000,   $120,000   and   $90,000,
         respectively.   All  of the officers are employed on an  at-will
         basis.

                         (2)  Pension  Table.
                              ---------------

                         Not applicable.


                         (3)  Alternative pension plan disclosure.
                              ------------------------------------

                         Not applicable.

                         (4)  Stock and stock appreciation right plans.
                              -----------------------------------------

                         The Registrant's 1982 and 1988 incentive stock option plans provide for the granting of stock options for 100,000 shares of the Registrant's common stock for each plan.

                         (i)  1982 Stock Option Plan.
                              -----------------------

                         The Registrant's 1982 Stock Option Plan authorizes the granting of "incentive stock options" ("ISOs" - as defined under Section 422A of the Internal Revenue Code of 1986, as amended) in respect of a maximum of 100,000 shares to executives and key employees of the Registrant. Pursuant to the terms of the 1982 Stock Option Plan, ISOs in respect of a maximum of 40,000 shares can be granted during any one fiscal year. The 1982 Stock Option Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee") which may grant non-assignable options to executive officers and key employees in such manner, and at such times, and in amounts, subject to a $100,000 limit, as the Committee may, in its absolute discretion, determine. The members of the Committee are Paul P. Alessandrini, Richard R. Schilling, Jr., and Ronald
         S. Goldstein. The option price per share is the fair market value of the shares on the date the option is granted and such option must be exercised by the optionee within ten years of the date of grant. However, options granted to individuals who own more than 10% of the shares of the Registrant must be exercised within five years of the date of the grant and are exercisable at 100% of the fair market value of the shares.

                                      III-3

                         No options were granted or exercised pursuant to the 1982 Stock Option Plan during the Registrant's fiscal year ended October 31, 1997. No options can be granted after 1992 under this plan.

                         (ii)  1988 Stock Option Plan.
                               -----------------------

                         The 1988 Stock Option Plan provides for the grant to employees of the Registrant and its subsidiaries of
         either  (x)  ISOs  or (y) non-qualified options.   A  total  of
         100,000 common shares have been reserved for issuance under the 1988 Stock Option Plan. The 1988 Stock Option Plan terminates in 1998.

                         The 1988 Stock Option Plan is administered by the Committee which determines the grantees and the exercise price, designates the exercise periods, not to exceed 10 years (5 years in the event that the grantee holds more than 10% of the Registrant's equity), the time, manner, and form of payment upon exercise of an option, designates whether the options are intended to be ISOs, and determines other terms and conditions. The 1988 Stock Option Plan provides that, in determining the participants to whom options shall be granted and the number of shares to be covered by each option, the Committee may take into account the nature of the services rendered by the participant, his or her own present and potential contributions to the Registrant's success, and such other factors as the Committee may deem relevant.

                         The aggregate fair market value of shares for which ISOs are granted to any employee and exercisable for the first time by such employee during any calendar year (under all stock option plans of the Registrant and its subsidiaries) may not exceed $100,000. ISOs granted under the 1988 Stock Option Plan may not be granted at a price less than the fair market value of the common shares on the date of grant (or 110% of fair market value in the case of employees holding 10% or more of the shares of the Registrant). Non-qualified options will not be granted at exercise prices less than 85% of the fair market value of the common shares on the date of grant.

                         An option granted under the 1988 Stock Option Plan is exercisable, during the optionholder's lifetime, only by the optionholder and is not transferable by the optionholder except by will or the laws of descent and distribution. If an ISO optionholder retires, the optionholder's ISOs may be exercised to the extent they were exercisable upon retirement, until the earlier of the ISOs specified expiration date or three months from the date of the optionholder's retirement. In the case of an ISO optionholder's cessation of employment by reason of disability or death, the applicable carryover periods are one year and two years, respectively.

                         Upon the occurrence of a Change in Control (as defined below), outstanding options become immediately exercisable. During the six months after a Change in Control, in lieu of exercising an option, a holder may surrender such options to the Registrant in whole or in part and, upon such surrender, the Registrant must pay to the holder in exchange therefor an amount of cash per share equal to the aggregate of the excess of (i) the greater of (x) the average price per share paid or to be paid for shares actually acquired in connection with such Change in Control, (y) the price per share paid or payable in connection with any tender offer for the Registrant's common shares leading to the Change in Control, or (z) the mean between the high and low selling prices of such shares on the date of the Change of Control, over (ii) the exercise prices of the shares subject to such surrendered options. Officers of the Company may receive such a cash payment only during a restricted period immediately following the public release of information concerning the Registrant's earnings (but not within six months of the grant of such option). During all other periods they may only receive shares. A Change in Control means (i) consummation by any Person (as defined in the Securities Exchange Act of 1934, as amended [the "1934 Act"]) other than the Registrant of (or the first purchase by any Person [other than the Registrant] of any common shares under) a tender offer or exchange offer;
         (ii) the acquisition by any Person (other than the Registrant) which theretofore legally or beneficially (as defined in SEC Rule 13d-3) owned less than 20% of the then outstanding common shares of the Registrant in a transaction or series of transactions that results in such Person directly or indirectly owning legally or beneficially 20% or more of the then

                                      III-4
         outstanding common shares of the Registrant; (iii) the consummation of any merger or consolidation with, or the sale of substantially all the assets of the Registrant to, any Person; or (iv) any other transaction pursuant to which any Person shall have the right to elect a majority of the directors of the Registrant or which would be required to be reported pursuant to
         Item 6(e) of Schedule 14A of Regulation 14A promulgated under the 1934 Act.

                         No options were granted or exercised pursuant to the 1988 Stock Option Plan during the Registrant's fiscal year ended October 31, 1997.


                         (c)  Other  Compensation.
                              --------------------

                         None.

                         (d)  Compensation  of  Directors.
                              ----------------------------

                         1.  Standard  Arrangements.
                             -----------------------

                         Non-officer directors are compensated by the Registrant for services rendered to the Registrant in connection with their directorial duties by the payment of $1,000 for each Board of Directors' meeting or Committee meeting actually attended.

                         2.  Other  Arrangements.
                             --------------------

                         None.

                         (e) Termination of employment and change of
                         control arrangement.
                         -------------------------------------------

                          None.

         Item 12.  Security Ownership of Certain Beneficial Owners and
         Management.
         -------------------------------------------------------------

                         (a) Security Ownership of Certain Beneficial
                             Owners.
                             -----------------------------------------

                         The following chart set forth the name and addresses of the persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's $0.01 par value common shares as at January 20, 1998:


                     Name and Address      Amount and Nature      Percent of
                     of Beneficial Owner   of Ownership (1)(2)(3) Class
                     -------------------------------------------------------

                     G.S. Beckwith Gilbert   846,000             33.68
                     104 Field Point Road
                     Greenwich, CT 06830

                     Data Probe, Inc.        579,400             23.07
                     49 East 21 Street
                     New York, NY 10010

                     John R. Keller          129,500              5.09
                     9 Lynbrook Court
                     Huntington, NY 11743

         -----------------------------------

         (1) All shares are owned of record and beneficially.

         (2) Yitzhak N. Bachana, President of Registrant, owns 57.22% of the outstanding shares of Data Probe, Inc. and by virtue thereof may be deemed to be the beneficial owner of more than 5% of the Registrant's outstanding shares.

         (3) Includes Mr. Keller's options to purchase an aggregate of 32,500 shares, all of which options are immediately exercisable.


                                      III-5

                         (b)  Security  Ownership  of  Management.
                              ------------------------------------

                         The following chart sets forth the number of the Registrant's common shares, $0.01 par value, beneficially owned by all of the directors of the Registrant and by the directors and officers of the Registrant as a group as at January 20, 1998:


          Name of                     Amount and Nature of        Percent of
          Beneficial Owner            Beneficial Ownership (1)    Class
          ------------------------------------------------------------------

          G.S. Beckwith Gilbert              846,000             33.68
          Yitzhak N. Bachana                  10,000 (2)           .40
          John R. Keller                     129,500 (3)          5.09
          Richard R. Schilling, Jr.            3,000              0.12
          James A. Cole                       29,000 (4)          1.15
          Bruce N. Whitman                    93,000              3.70
          Paul L. Graziani                     7,000               .28

          Officers and Directors
           as a Group (7 persons)          1,117,500             44.49
          ------------------------------------------------------------------
          (1) All shares are owned of record and beneficially.

          (2) Mr.   Bachana  is  President,  Chairman  of  the Board, and
          majority shareholder of Data Probe, Inc. which owns 579,400 common shares of the Registrant, (or 23.07% of all outstanding shares) which are excluded from the foregoing table.

          (3) Includes Mr.  Keller's options to purchase an aggregate  of
          32,500  shares,   all   of   which   options   are  immediately
          exercisable.

          (4) Includes Dr. Cole's options to purchase an aggregate of 10,000 shares, all of which options are immediately exercisable.


         Item 13.   Certain Relationships and Related Transactions.
         ----------------------------------------------------------

                         (a)  Transactions with management and others.
                              ----------------------------------------

                         None.


                         (b)  Certain  business  relationships.
                              ---------------------------------

                         None.

                         (c)  Indebtedness  of  management.
                              -----------------------------

                         None.

                         (d)  Transactions  with  promoters.
                              ------------------------------

                         Not applicable.


                                      III-6

                                    PART IV


          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------


                     (a) 1. Financial  Statements                Page
                            ---------------------                -----

                            Included in Part II of this report:

                            Independent Auditors' Reports        S-1

                            Consolidated balance sheets as at
                            October 31, 1997 and 1996            S-2

                            Consolidated statements of
                            operations and retained earnings for
                            the years ended October 31, 1997,
                            1996 and 1995                        S-3

                            Consolidated statements of cash
                            flows for the years
                            ended October 31, 1997, 1996 and     S-4
                            1995

                            Notes to consolidated financial
                            statements                           S-5



                         2. Financial  Statement  Schedules
                            -------------------------------

                            Schedule V - Property, plant
                            and equipment                        S-12

                            Schedule VI - Accumulated
                            depreciation and amortization        S-13


          Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the financial statements or notes thereto.


                     (b)  Reports Filed On Form 8-K
                          -------------------------

                          None

                     (c)  Exhibits
                          --------

              Exhibits No.                                       Page
              ----------------------------------------------------------

                3 - 1    Certificates of Incorporation filed     *
                         January 3, 1967

                3 - 2    Certificate of Amendment filed August   *
                         4, 1969

                3 - 3    Certificate of Amendment filed          *
                         September 30, 1969

                3 - 4    Certificate of Amendment filed July 17, *
                         1970

                3 - 5    Certificate of Amendment filed          *
                         September 27, 1972

                          ---------------------------------------------------

              Exhibits No.                                       Page
              --------------------------------------------------------------

                3 - 6    Certificate of Amendment filed          *
                         September 27, 1972

                3 - 7    Certificate of Amendment filed April    *
                         22, 1974

                3 - 8    Certificate of Amendment filed November *
                         23, 1976

                3 - 9    Certificate of Amendment filed April    *
                         18, 1977

                3 - 10   Certificate of Amendment filed July 11, *
                         1979

                3 - 11   Certificate of Amendment filed on       **
                         November 12, 1981

                3 - 12   Composite of Certificate of
                         Incorporation of the Registrant         **

                3 - 13   Certificate of Amendment filed          ****
                         September 14, 1988

                3 - 14   By-Laws                                 ****

                3 - 15   Certificate of Amendment filed          *****
                         August 16, 1983

                3 - 16   Certificate of Change filed             *****
                         January 24, 1990

                3 - 17 Composite Certificate of Incorporation ***** through January 24, 1990

                10 - 1   1988 Bonus Pool Plan                    ****

                10 - 2   The Registrant's 1982 Stock Option Plan ***

                10 - 3   The Registrant's 1988 Stock Option Plan ****

                10 - 4   Employment Agreement with David T.      ****
                         Zeiter dated August 29, 1988

               22(a)     List of Subsidiaries                    **

               27        Financial Data Schedule

          (*) Document filed with the Registrant's Form S-1 filed with the Securities and Exchange Commission on January 30, 1981 and incorporated herein by reference.

          (**) Document filed with the Registrant's Form 10-K for the fiscal year ended October 31, 1981 and incorporated herein by reference.

          (***) Document filed as Exhibit A to the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement dated November 2, 1982, and incorporated herein by reference.

          (****) Document filed with the Registrant's Form 10-K for the fiscal year ended October 31, 1988 and incorporated herein by reference.

          (*****) Document filed with the Registrant's Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference.

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MEGADATA CORPORATION



          Dated:  January 29, 1998.     By:   /s/ Yitzhak N. Bachana
                                            ---------------------------
                                             Yitzhak N. Bachana,
                                             President



              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



          Dated:  January 29, 1998.      /s/ Yitzhak N. Bachana
                                        -------------------------------
                                        Yitzhak N. Bachana, President,
                                        Treasurer, Chief Executive Officer,
                                        Principal Financial Officer, Director,
                                        Principal Executive Officer




          Dated:  January 29, 1998.      /s/ G.S. Beckwith Gilbert
                                        -------------------------------
                                        G.S. Beckwith Gilbert,
                                        Chairman of the Board, Director


          Dated:  January 29, 1998.      /s/ Richard R. Schilling, Jr.
                                        -------------------------------
                                        Richard R. Schilling, Jr., Director


          Dated:  January 29, 1998.      /s/ John R. Keller
                                        -------------------------------
                                        John R. Keller, Vice President
                                        and Director


          Dated:  January 29, 1998.      /s/ Bruce N. Whitman
                                        -------------------------------
                                        Bruce N. Whitman, Director



          Dated:  January 29, 1998.      /s/ Paul L. Graziani
                                        -------------------------------
                                        Paul L. Graziani, Director



          Dated:  January 29, 1998.      /s/ Herbert E. Shaver
                                        -------------------------------
                                        Herbert E. Shaver, Controller

                                 EXHIBIT INDEX


          Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
          -----------------------------------------------------------------


                     (a) 1. Financial  Statements                Page
                            ---------------------                -----

                            Included in Part II of this report:

                            Independent Auditors' Reports        S-1

                            Consolidated balance sheets as at
                            October 31, 1997 and 1996            S-2

                            Consolidated statements of
                            operations and retained earnings for
                            the years ended October 31, 1997,
                            1996 and 1995                        S-3

                            Consolidated statements of cash
                            flows for the years
                            ended October 31, 1997, 1996 and     S-4
                            1995

                            Notes to consolidated financial
                            statements                           S-5



                         2. Financial  Statement  Schedules
                            -------------------------------

                            Schedule V - Property, plant
                            and equipment                        S-12

                            Schedule VI - Accumulated
                            depreciation and amortization        S-13


          Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the financial statements or notes thereto.


                     (b)  Reports Filed On Form 8-K
                          -------------------------

                          None

                     (c)  Exhibits
                          --------

              Exhibits No.                                       Page
              ----------------------------------------------------------

                3 - 1    Certificates of Incorporation filed     *
                         January 3, 1967

                3 - 2    Certificate of Amendment filed August   *
                         4, 1969

                3 - 3    Certificate of Amendment filed          *
                         September 30, 1969

                3 - 4    Certificate of Amendment filed July 17, *
                         1970

                3 - 5    Certificate of Amendment filed          *
                         September 27, 1972

                          ---------------------------------------------------

              Exhibits No.                                       Page
              --------------------------------------------------------------

                3 - 6    Certificate of Amendment filed          *
                         September 27, 1972

                3 - 7    Certificate of Amendment filed April    *
                         22, 1974

                3 - 8    Certificate of Amendment filed November *
                         23, 1976

                3 - 9    Certificate of Amendment filed April    *
                         18, 1977

                3 - 10   Certificate of Amendment filed July 11, *
                         1979

                3 - 11   Certificate of Amendment filed on       **
                         November 12, 1981

                3 - 12   Composite of Certificate of
                         Incorporation of the Registrant         **

                3 - 13   Certificate of Amendment filed          ****
                         September 14, 1988

                3 - 14   By-Laws                                 ****

                3 - 15   Certificate of Amendment filed          *****
                         August 16, 1983

                3 - 16   Certificate of Change filed             *****
                         January 24, 1990

                3 - 17 Composite Certificate of Incorporation ***** through January 24, 1990

                10 - 1   1988 Bonus Pool Plan                    ****

                10 - 2   The Registrant's 1982 Stock Option Plan ***

                10 - 3   The Registrant's 1988 Stock Option Plan ****

                10 - 4   Employment Agreement with David T.      ****
                         Zeiter dated August 29, 1988

               22(a)     List of Subsidiaries                    **

               27        Financial Data Schedule

          (*) Document filed with the Registrant's Form S-1 filed with the Securities and Exchange Commission on January 30, 1981 and incorporated herein by reference.

          (**) Document filed with the Registrant's Form 10-K for the fiscal year ended October 31, 1981 and incorporated herein by reference.

          (***) Document filed as Exhibit A to the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement dated November 2, 1982, and incorporated herein by reference.

          (****) Document filed with the Registrant's Form 10-K for the fiscal year ended October 31, 1988 and incorporated herein by reference.

          (*****) Document filed with the Registrant's Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference.