Form 10-Q
period 1998-01-31
MEGADATA CORP
filed 1998-03-13
CIK 225628

=================================================================


                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              -----------------------

                                    FORM 10-Q



                      Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



           For Quarter Ended January 31, 1998  Commission file number 0-7642
           ----------------------------------  -----------------------------

                                MEGADATA CORPORATION
           -----------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


             New York                                      11-2208938
          -----------------------------   -----------------------------------
         (State or other jurisdiction of     (I.R.S. !8 Identification No.)
         incorporation or organization)

          35 Orville Drive, Bohemia, New York                 11716
          ---------------------------------------   -----------------------
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code:  (516) 589-6800
                                                            -------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                                 YES  [X]        NO  [ ]

         ==================================================================

         Registrant's shares outstanding: 2,511,600.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                               January 31,  October 31,
                                                     1998         1997
                                                Unaudited      Audited
                                                ---------      -------

    CURRENT ASSETS:
        Cash and cash equivalents             $   220,235  $   318,595

        Accounts receivable                       313,965      299,586

        Inventories (Note 1)                      438,354      448,775

        Prepaid expenses and other
          current assets                           65,206       87,561
                                               ----------    ---------

          TOTAL CURRENT ASSETS                  1,037,760    1,154,517

    PROPERTY, PLANT AND EQUIPMENT, net          1,405,775    1,418,891

    OTHER ASSETS                                   23,928       21,888
                                               ----------   ----------
                                               $2,467,463   $2,595,296
                                               ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

    CURRENT LIABILITIES:

        Accounts payable                       $   71,083   $  155,989

        Accrued expenses and taxes                 73,454      120,475

        Accrued expenses - related parties         54,105       89,215

        Note payable - related party
          current portion                         100,000      100,000

        Deferred income                           195,184      150,122

        Installment note payable                    5,979       11,592

        Current portion of long-term               54,483       53,242
        debt (Note 2)
                                                  -------      -------

          TOTAL CURRENT LIABILITIES               554,288      680,635


    Notes Payable - related party
      (less current portion)                      75,000       100,000

    Long-term debt (Note 2)                      606,941       621,036
                                               ----------    ---------
                                               1,236,229     1,401,671
                                               ----------    ---------

    STOCKHOLDERS' EQUITY

        Common stock, par value $.01 per share:
          Authorized 5,000,000 shares
            Issued 3,203,100 shares                32,031       32,031

        Additional paid-in capital              2,460,653    2,465,571

        Retained earnings                         355,775      313,248
                                                ---------    ---------

                                                2,848,459    2,810,850

        Less cost of 691,500 common shares
          held in treasury                     (1,617,225)  (1,617,225)
                                                ---------    ---------

                                                1,231,234    1,193,625
                                                ---------    ---------

                                              $ 2,467,463   $2,595,296
                                                =========    =========

        See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   FOR THE THREE MONTHS ENDED JANUARY 31,
                              (UNAUDITED)


                                                     1998         1997
                                                  -------      -------
    REVENUES:

        Sales                                 $   401,008  $   192,259

        Service                                     9,330       17,994
                                                  -------      -------

    TOTAL REVENUES                                410,338      210,253
                                                  -------      -------

    COST AND EXPENSES:

        Cost of operations                        236,835      217,327

        Cost of service                            19,411       19,372

        Research and development                   30,373       42,046

        General and administrative expenses        64,580       63,978
                                                  -------      -------

                                                  351,199      342,723
                                                  -------      -------

    INCOME/(LOSS) FROM OPERATIONS                  59,139     (132,470)


    OTHER INCOME/(EXPENSE):

        Interest income                             3,402          390
        Interest expense                          (15,688)     (16,976)
        Interest expense - related party          ( 4,406)           -
        Other income                                   80            -
                                                  -------      -------

    Income/(Loss) before income taxes              42,527     (149,056)

    Income tax expense                                  -            -
                                                  -------      -------

    NET INCOME/(LOSS)                              42,527     (149,056)


    RETAINED EARNINGS, at beginning of year       313,248      367,748
                                                  -------      -------

    RETAINED EARNINGS, at end of period        $  355,775     $218,692
                                                  =======      =======

    NET (LOSS) PER SHARE                              .02        ($.09)
                                                    =====        =====


    WEIGHTED AVERAGE SHARES OUTSTANDING         2,511,600    1,611,600
                                                =========    =========

    See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                              (UNAUDITED)

                                                    1998        1997
                                                  -------      -------

    CASH FLOWS USED IN OPERATING ACTIVITIES:

        Net Income/(Loss)                      $   42,527   $ (149,056)
                                                  -------      -------

        Adjustments to reconcile net Income/(Loss) to net cash
        (used in) provided by operating activities:
        Changes in operating assets and liabilities:
           Depreciation and amortization           20,142       15,727

           Change in operating assets and liabilities:

            (Increase) in accounts receivable     (14,379)     ( 9,303)

            Decrease/(Increase) in                 10,421      (    41)
            inventories

            Decrease/(Increase) in prepaid
              expenses and other current           22,355      ( 6,862)
              assets

            (Increase) in other assets            ( 3,510)     (     2)

            (Decrease)/Increase in accounts       (84,906)      18,506
            payable

            (Decrease)/Increase in accrued
            expenses
              and other current liabilities       ( 6,876)      42,628
                                                  --------      -------

                Total Adjustments                 (56,753)      60,653
                                                  --------      -------
             Net cash (used in)
               operating activities               (14,226)     (88,403)
                                                  --------      -------

    CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                      ( 7,027)           -
                                                  --------      -------

             Net cash used in investing           ( 7,027)           -
             activities
                                                  -------      -------

    CASH FLOWS FROM FINANCING ACTIVITIES:

        Decrease/(Increase) in other assets -
          deferred mortgage cost                    1,470        1,470

        (Payment of)/Proceeds from notes
          and loan payable                        (60,110)      27,336

        (Payment of)/Proceeds from
          installment note                        ( 5,613)     ( 5,791)

        Repayments of mortgage loan               (12,854)     (11,723)
                                                  -------      -------
             Net cash (used in)/provided by
               financing activities               (77,107)      11,292
                                                  -------      -------

    (DECREASE) IN CASH AND CASH EQUIVALENTS       (98,360)     (77,111)

    CASH AT BEGINNING OF PERIOD                   318,595      119,458
                                                  -------      -------

    CASH AT END OF PERIOD                      $  220,235     $ 42,347
                                                  =======      =======

    See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 1 - INVENTORIES:
    ---------------------

    Inventory as of January 31, 1998 $438,354 has been computed using a standard cost method for the current quarter.

       Inventory is classified as follows for October 31, 1997:

         Parts and Raw Material       $   103,251

         Work-In-Process                  282,352

         Finished Goods                    63,172
                                        ---------
                                      $   448,775
                                        =========

    NOTE 2 - LONG TERM DEBT:
    ------------------------

    On May 31, 1996, the Company refinanced the existing mortgage with Roosevelt Savings Bank on its building in Bohemia, New York. The loan matures on June 1, 2001 and requires annual payments based upon a 10 year amortization schedule. Interest is at a fixed rate of 9.25%. The loan agreement calls for a balloon payment of $498,637 due on June 1, 2001.


    NOTE 3 - EARNINGS PER COMMON SHARE:
    ----------------------------------

    Net (loss)/income per share is computed based on the weighted average number of common shares outstanding.


    NOTE 4 - STATEMENT OF MANAGEMENT:
    ---------------------------------

    The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's 10K report to the SEC for the year ended October 31, 1997; the condensed financial data included herein should be read in conjunction with that report.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of MEGADATA CORPORATION at January 31, 1998 and the consolidated results of operations for the three months ended January 31, 1998 and 1997 and the consolidated statement of cash flow for the three months ended January 31, 1998 and 1997.

    The results of operations for the interim periods stated above are not necessarily indicative of the results to be expected for a full year.

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

  Results of Operations
  ---------------------

  Revenue during the quarter ending January 31, 1998 increased by 95% or $200,085 as compared to the corresponding quarter of 1997. The larger sales volume was due to an increase in sales in all product categories offered by the company including the sale of a long range PASSUR system.

  As a result of the increase in revenue the Company is reporting a net profit of $42,527 or $.02 per share in the first quarter of Fiscal Year 1998. In the comparable period of Fiscal Year 1997 the Company reported a net loss of ($149,056) or ($.09) per share.

  Overall Costs and Expenses during the first quarter of fiscal year 1998 increased by only 2% or $8,476 when compared to the first quarter of Fiscal Year 1997.

  Cost of operations for the quarter ending January 31, 1998 increased by 9% or $19,508 as compared to the corresponding quarter of fiscal year 1997. The increase in operating costs is due to increases in labor costs combined with an increase in cost of material used in conjuction with the higher volume of sales.

  Costs of Research and Development (R&D) activities sponsored by the Company in the first quarter were lower by $11,673 or 28% as compared to the corresponding costs during the first quarter ending January 31, 1997. Most of these R&D activities concentrated on enhancements to the PASSUR and the ATMS products. The balance of the R&D activities were directed to the maintenance, enhancement, and improvement of the Company's existing products.

  General and administrative costs during the first quarter of fiscal year 1998 were approximately the same as such costs during the first quarter of fiscal year 1997.

  As of October 31, 1997 the Company had available approximately $4,600,000 in Federal tax loss carryforward to offset possible future income. The Company also has available $25,000 in general business tax credit carryforwards. These carryforwards expire in various amounts through 2012 and 2008 respectively.

  Although inflation has not had a material effect on its operations, the Company is paying higher prices for smaller quantities of components purchased because of the scale down in its operations.

  Liquidity and Capital Resources
  -------------------------------

  During January 1998 the Company delivered a long range PASSUR system. As a result of this shipment, the Company had a large increase in sales volume which resulted in a first quarter profit of $42,527. If revenues remain at current levels, the Company should continue to report profits, thereby improving its liquidity.

  Interest by potential customers in the Company's PASSUR systems remains strong and the Company anticipates receiving additional orders for PASSUR systems in the near future. However, the Company cannot predict if such sales will materialize. If sales do not increase, losses may recur. The extent of such profits or losses will be dependent on sales volume achieved.

  Risk Factors; Forward Looking Statements
  ----------------------------------------

  The Management's Discussion and Analysis and the information provided elsewhere in this Form 10Q should be read in conjuction with other information provided in the Company's Form 10K for the Fiscal Year Ended October 31, 1997. Such information contains forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to get new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the product and its use in flight dispatch. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.

  Private Investor
  ----------------

  During the period between September 18, 1996 and June 6, 1997 the Company signed various agreements with Mr. G.S. Beckwith Gilbert, a private investor. Under these agreements, Mr. Gilbert provided the Company with three $100,000 loans bearing a 9% interest rate, payable by July 30, 1997, and secured by the Company's assets, excluding the building. In consideration, the Company granted Mr. Gilbert three warrants to purchase up to 1,400,000 of the Company's common shares. On June 6, 1997, Mr. Gilbert and affiliated entities completed the purchase of 700,000 shares of the Company's common stock for an aggregate purchase price of $500,000. Of such purchase price, $400,000 was paid in cash and $100,000 was paid by the cancellation of a $100,000 loan previously made by Mr. Gilbert to the Company. On October 31, 1997, Mr. Gilbert and two other directors exercised a warrant to purchase an additional 200,000 shares of the Company's common stock for an aggregate purchase price of $150,000. The exercise of this warrant has validated a third warrant issued to Mr. Gilbert under which he has the right to purchase up to 500,000 additional shares at a share price of $1.25. The 500,000 share warrant expires October 31, 2001 and is exercisable during the year preceding expiration. The Company has also agreed to provide Mr. Gilbert with incidental registration rights for all the shares purchased under the warrants. The Company has no assurance that Mr. Gilbert will exercise his rights under the third warrant. On July 30, 1997, Mr. Gilbert and the Company signed an amended and restated loan agreement under which the outstanding loan balance of $200,000 will continue to accrue interest at an annual rate of 9%, but will have a maturity of July 30,1999. All accrued interest on such loan will be paid on a quarterly basis and the principal balance of such loan will be repaid at the rate of $25,000 per quarter, beginning December 31, 1997. The loan balance as of January 31, 1998 was $175,000.

  Mr. Gilbert has been elected a director and Chairman of the Board and has designated two additional board members to the Company's six person Board of Directors. Mr. Gilbert is President and Chief Executive Officer of Field Point Capital Management Corp., a merchant banking firm located in Greenwich, Connecticut.

    M. Sales of Unregistered Securities:

       NONE

                                    SIGNATURE
                                    ---------



    Pursuant to the requirements of the Securities and Exchange Act of 1933 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated:  March 14, 1998



                                         MEGADATA CORPORATION



                                         /s/ Yitzhak N. Bachana
                                         --------------------
                                         Yitzhak N. Bachana
                                         President and Chief
                                         Financial Officer