Form 10-Q
period 1998-04-30
MEGADATA CORP
filed 1998-06-15
CIK 225628

=====================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended April 30, 1998        Commission file number 0-7642
    --------------------------------        -----------------------------

                              MEGADATA CORPORATION
    ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      New York                                      11-2208938
   -------------------------------     ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

      35 Orville Drive, Bohemia, New York               11716
   ------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code:  (516) 589-6800
                                                      ---------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                                     YES  X         NO
                                         ---           ----




     =====================================================================
Registrant's shares outstanding: 2,511,600.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                       April 30,     October 31,
                                                          1998         1997
                                                       Unaudited      Audited
                                                       ---------      -------
CURRENT ASSETS:

  Cash and cash equivalents                          $   116,783    $   318,595

  Accounts receivable                                    136,069        299,586

  Inventories (Note 1)                                   425,695        448,775

  Prepaid expenses and other current assets               56,835         87,561
                                                     -----------    -----------

      TOTAL CURRENT ASSETS                               735,382      1,154,517


PROPERTY, PLANT AND EQUIPMENT, net                     1,397,121      1,418,891

OTHER ASSETS                                              23,421         21,888
                                                     -----------    -----------

                                                     $ 2,155,924    $ 2,595,296
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:

  Accounts payable                                   $    34,151    $   155,989

  Accrued expenses and taxes                              87,952        120,475

  Accrued expenses - related party                          --           89,215

  Note payable - related party (&5)                      100,000        100,000

  Deferred income                                        108,250        150,122

  Installment note payable                                  --           11,592

  Current portion of long-term debt (Note 2)              55,753         53,242
                                                     -----------    -----------

      TOTAL CURRENT LIABILITIES                          386,106        680,635

Notes Payable - related party (less &5)                   50,000        100,000

LONG-TERM DEBT (Note 2)                                  592,517        621,036
                                                     -----------    -----------
                                                       1,028,623      1,401,671
                                                     -----------    -----------

STOCKHOLDERS' EQUITY

    Common stock, par value $.01 per share:
      Authorized 5,000,000 shares
        Issued 3,203,100 shares                           32,031         32,031

    Additional paid-in capital                         2,460,653      2,465,571

    Retained earnings                                    251,842        313,248
                                                     -----------    -----------
                                                       2,744,526      2,810,850

    Less treasury shares, at cost
      (691,500 shares)                                (1,617,225)    (1,617,225)
                                                     -----------    -----------

                                                       1,127,301      1,193,625
                                                     -----------    -----------
                                                     $ 2,155,924    $ 2,595,296
                                                     ===========    ===========



See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                          1998             1997
                                                   -----------      -----------

REVENUES:

    Sales                                          $   633,373      $   597,455

    Service                                             37,799           42,799
                                                   -----------      -----------

TOTAL REVENUES                                         671,172          640,254
                                                   -----------      -----------


COST AND EXPENSES:

    Cost of operations                                 448,224          475,433

    Cost of service                                     37,938           37,256

    Research and development                            60,215           85,889

    General and administrative expenses                149,906          134,698
                                                   -----------      -----------

                                                       696,283          733,276
                                                   -----------      -----------

INCOME/(LOSS) FROM OPERATIONS                          (25,111)         (93,022)



OTHER INCOME/(EXPENSE):

    Interest income                                      5,584              547
    Interest expense                                   (31,078)         (45,956)
    Interest expense - related party                   (10,881)            --
    Other income                                            80             --
                                                   -----------      -----------


INCOME/(LOSS) BEFORE INCOME TAXES                      (61,406)        (138,431)

PROVISION FOR INCOME TAXES                                --               --
                                                   -----------      -----------

NET INCOME/(LOSS)                                      (61,406)        (138,431)



RETAINED EARNINGS, at beginning of year                313,248          367,748
                                                   -----------      -----------


RETAINED EARNINGS, at end of period                $   251,842      $   229,317
                                                   ===========      ===========

NET INCOME/(LOSS) PER SHARE                        ($      .02)     ($      .09)
                                                   ===========      ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                  2,511,600        1,611,600
                                                   ===========      ===========




See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)




                                                          1998             1997
                                                   -----------      -----------

REVENUES:

    Sales                                          $   232,365      $   405,196

    Service                                             28,469           24,805
                                                   -----------      -----------

TOTAL REVENUES                                         260,834          430,001
                                                   -----------      -----------


COST AND EXPENSES:

    Cost of operations                                 211,389          258,106

    Cost of service                                     18,527           17,884

    Research and development                            29,842           43,843

    General and administrative expenses                 85,326           70,720
                                                   -----------      -----------

                                                       345,084          390,553
                                                   -----------      -----------


INCOME/(LOSS) FROM OPERATIONS                          (84,250)          39,448


OTHER INCOME/(EXPENSE):

    Interest income                                      2,182              157
    Interest expense                                   (15,390)         (28,980)
    Interest expense - related party                    (6,475)            --
                                                   -----------      -----------

INCOME/(LOSS) BEFORE INCOME TAXES                     (103,933)          10,625


PROVISION FOR INCOME TAXES                                --               --
                                                   -----------      -----------

NET INCOME/(LOSS) BEFORE                              (103,933)          10,625
                                                   ===========      ===========

NET INCOME/(LOSS) PER SHARE                        ($      .04)     $       .01
                                                   ===========      ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                  2,511,600        1,611,600
                                                   ===========      ===========


See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,




                                                              1998         1997
                                                          Unaudited    Unaudited
                                                         ---------    ---------


CASH FLOWS USED IN OPERATING ACTIVITIES:

    Net (Loss)                                           $ (61,406)   $(138,431)
                                                         ---------    ---------

    Adjustments to reconcile Net (Loss) to
      net cash used in operating activities:

       Depreciation and amortization                        38,494       31,407

       Change in operating assets and
        liabilities:

        Decrease/(Increase) in accounts                    163,517      (72,233)
         receivable

        Decrease in inventories                             23,080       25,696

        (Increase)/Decrease in other                        (1,533)       2,939
         assets

        Decrease/(Increase) in prepaid
        expenses and other current assets                   30,726      (44,915)

        (Decrease) in accounts payable                    (121,838)     (21,959)

        (Decrease)/Increase in accrued
        expenses and other current                         (82,253)      74,610
        liabilities
                                                         ---------    ---------

            Total Adjustments                               50,193       (4,455)
                                                         ---------    ---------

            Net cash (used in) operating                   (11,213)    (142,886)
            activities
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                   (16,724)        --
                                                         ---------    ---------

            Net cash (used in) investing                   (16,724)        --
            activities
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Decrease in other assets - deferred
      mortgage cost                                          2,940        2,940

    (Payment of)/Proceeds from notes                      (139,215)     100,000
    and loan payable

    (Payment of) installment note                          (11,592)     (11,404)

    (Payment of) mortgage loan                             (26,008)     (23,719)
                                                         ---------    ---------

            Net cash (used in)/provided                   (173,875)      67,817
            by financing activities
                                                         ---------    ---------

(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        (201,812)     (75,069)


CASH AND CASH EQUIVALENTS,
  AT BEGINNING OF PERIOD                                   318,595      119,458
                                                         ---------    ---------


CASH AND CASH EQUIVALENTS,
  AT END OF PERIOD                                       $ 116,783    $  44,389
                                                         =========    =========



See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - INVENTORIES:
---------------------

As of April 30, 1998 the inventory value is $425,695. It has been computed using a standard cost method for the current quarter.

  Inventory is classified as follows for October 31, 1997:

    Parts and Raw Material            $ 103,251

    Work-In-Process                     282,352

    Finished Goods                       63,172
                                       --------
                                      $ 448,775
                                      =========

NOTE 2 - LONG-TERM DEBT:
------------------------


On May 31, 1996, the Company refinanced the existing mortgage with Roosevelt Savings Bank on its building in Bohemia, New York. The loan matures on June 1, 2001 and requires annual payments based upon a 10 year amortization schedule. Interest is at a fixed rate of 9.25%. The loan agreement calls for a balloon payment of $498,637 due on June 1, 2001.


NOTE 3 - EARNINGS PER COMMON SHARE:
-----------------------------------

Net (loss)/income per share is computed based on the weighted average number of common shares outstanding. Common share equivalents in the form of stock options have not been included in the calculation since their effect would be anti-dilutive.


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of MEGADATA CORPORATION at April 30, 1998 and the consolidated results of operations for the three and six month periods ended April 30, 1998 and 1997 and the consolidated statement of cash flow for the six months ended April 30, 1998 and 1997.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations for the fiscal year ending October 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING APRIL 30, 1998
--------------------------------------------------------------

Revenue during the six month period ending April 30, 1998 increased by 4.8%, or $30,918, as compared to the corresponding period of 1997. This increase in revenue is attributable to results that occurred mostly in the first quarter of fiscal year 1998, which reflected increases in sales of all product categories offered by the Company. A reduction of revenue during the second quarter ending April 30, 1998 resulted in a net loss for the six month period, despite higher six month revenues.

The Company is reporting a net loss of ($ 61,406), or ($.02), per share from operations during the first six months of fiscal year 1998 as compared to a net loss of ($138,431), or ($.09) per share, during the comparable six month period of 1997.

Cost of Operations during the six month period ending April 30, 1998 were lower by $27,209, or 5.7%, as compared to the corresponding period of fiscal year 1997. The Company plans to continue to retain its key employees to maintain a certain level of manufacturing, engineering, and software capacity. However, all costs are being constantly monitored and scrutinized, and when new ways are found to eliminate, reduce or replace such costs by lower cost alternatives they are promptly being implemented.

Costs of Research and Development activities sponsored by the Company were lower by approximately $26,000 during the six month period ending April 30, 1998 when compared to the same period in fiscal year 1997. The bulk of the R&D activities concentrated on enhancements to the Passive Secondary Surveillance Radar (PASSUR) system and on documentation of the PASSUR system.

General and Administrative costs during the six month period ending April 1998 increased by $15,208, or 11.3%, over the comparable period in 1997. The increase is associated with additional commission expenses due to the increase in sales volume and costs associated with the installation of an ASD (Aircraft Situation Display) data line feed supplied to the Company, which was required to enhance PASSUR system sales and services.

Overall, Cost and Expenses were lower during the six month period ending April 30, 1998 by $36,993, or 5.1%, compared to similar costs during the comparable period of 1997.

During the first six month period ending April 30, 1998 interest expense decreased by $9,034, or 19.9%, when compared to the similar period of 1997. This decrease is mainly attributed to a decrease in interest expense associated with notes payable.

As of October 31, 1997 the Company had available approximately $4,600,000 in Federal tax loss carryforwards to offset possible future income tax. The Company also has available $25,000 in general business tax credit carryforwords. These carryforwards expire in various amounts through 2012 and 2008 respectively.

Alhough inflation has not had a material effect on its operations, the Company is paying higher prices for components purchased in small quantities.


RESULTS OF OPERATIONS FOR THE QUARTER ENDING APRIL 30, 1998
-----------------------------------------------------------

Revenue during the quarter ended April 30, 1998 decreased by 39.3%, or $169,167, when compared to the similar period of 1997. The decrease in revenue is attributed mainly to the lack of PASSUR sales during the second quarter. Some customers who had expressed interest in purchasing PASSUR systems, which were anticipated to occur in the second quarter, have deferred their purchases to later in the fiscal year.

During the second quarter of fiscal year 1998 the Company had a net loss of ($103,933) or ($.04) per share as compared to a net profit of $10,625 or $.01 per share during the corresponding period in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 27, 1997 the Company entered into an exclusive licensing agreement with the owner of the PASSUR patents. Under the agreement the Company has the exclusive rights to the marketing, sale, installation, and maintenance of PASSUR systems in the United States. Bruel & Kjear maintains its exclusive rights in all other countries. In a separate agreement between the Company and Bruel & Kjear, Bruel & Kjear agreed to promote and sell the PASSUR systems world-wide. The Company agreed to compensate Bruel & Kjear for its efforts through the payment of commission for any successful installation of PASSUR systems outside of the United States. Commissions will only be paid after the Company receives payment from the customer.

On May 31, 1996 Roosevelt Savings Bank and the Company signed a mortgage agreement refinancing the mortgage held by Roosevelt Bank for five additional years. As of April 30, 1998 the mortgage balance is $648,270. (See Note 2 - Long Term Debt.)

During the second quarter of fiscal year 1998 the Company reported a net loss resulting from lower revenues. Interest by potential customers in the Company's products remains strong and the Company anticipates an increase in future sales. However, the Company cannot predict if such sales will materialize. If sales do not increase, losses may continue. The extent of such profits or losses will be dependent on sales volume achieved and the accomplishment of additional cost cutting programs.

These statements are based on assumptions that the Company believes are reasonable but are subject to a wide range of risks and uncertainties and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward looking statements above.

PRIVATE INVESTOR
----------------

During the period between September 18, 1996 and June 6, 1997 the Company signed various agreements with Mr. G.S. Beckwith Gilbert, a private investor. Under these agreements, Mr. Gilbert provided the Company with three $100,000 loans bearing a 9% interest rate, payable by July 30, 1997, and secured by the Company's assets, excluding the building. In consideration, the Company granted Mr. Gilbert three warrants to purchase up to 1,400,000 of the Company's common shares. On June 6, 1997, Mr. Gilbert and affiliated entities completed the purchase of 700,000 shares of the Company's common stock for an aggregate purchase price of $500,000. Of such purchase price, $400,000 was paid in cash and $100,000 was paid by the cancellation of a $100,000 loan previously made by Mr. Gilbert to the Company. On October 31, 1997, Mr. Gilbert and two other directors exercised a warrant to purchase an additional 200,000 shares of the Company's common stock for an aggregate purchase price of $150,000. The exercise of this warrant has validated a third warrant issued to Mr. Gilbert under which he has the right to purchase up to 500,000 additional shares at a share price of $1.25. The 500,000 share warrant expires October 31, 2001 and is exercisable during the year preceding expiration. The Company has also agreed to provide Mr. Gilbert with incidental registration rights for all the shares purchased under the warrants. The Company has no assurance that Mr. Gilbert will exercise his rights under the third warrant. On July 30, 1997, Mr. Gilbert and the Company signed an amended and restated loan agreement under which the outstanding loan balance of $200,000 will continue to accrue interest at an annual rate of 9%, but will have a maturity of July 30,1999. All accrued interest on such loan will be paid on a quarterly basis and the principal balance of such loan will be repaid at the rate of $25,000 per quarter, beginning December 31, 1997. The loan balance as of April 30, 1998 was $150,000.

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



Dated:  June 15, 1998



                                         MEGADATA CORPORATION


                                         \S\ YITZHAK N. BACHANA
                                         -----------------------

                                         Yitzhak N. Bachana
                                         President