Form 10-Q
period 1998-07-31
MEGADATA CORP
filed 1998-09-14
CIK 225628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


               X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period JULY 31, 1998


                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                           Commission file no. 0-7642
                                               ------


                              MEGADATA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                       11-2208938
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


35 ORVILLE DRIVE, BOHEMIA, NEW YORK                         11716
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (516) 589-6800
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X   No
                                         ---     ---


================================================================================
Common shares $.01 par value - 2,511,600 shares outstanding as of September 14, 1998 (Exclusive of 691,500 shares in treasury)

                      MEGADATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                JULY 31,      OCTOBER 31,
                                                                --------      -----------
                                                                  1998           1997
                                                                --------      -----------
                                                               (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents .......................   $    81,616    $   318,595
         Accounts receivable .............................        43,711        299,586
         Inventories (Note 1)  ...........................       417,394        448,775
         Prepaid expenses and other current assets .......        82,998         87,561
                                                             -----------    -----------

            TOTAL CURRENT ASSETS .........................       625,719      1,154,517

PROPERTY, PLANT AND EQUIPMENT, net .......................     1,383,583      1,418,891
OTHER ASSETS .............................................        62,985         21,888
                                                             -----------    -----------

            TOTAL ASSETS .................................   $ 2,072,287    $ 2,595,296
                                                             ===========    ===========
                                   LIABILITIES
                                   -----------
CURRENT LIABILITIES:
         Accounts payable................................    $    84,471    $   155,989
         Accrued expenses - related party ...............          --            89,215
         Accrued expenses and taxes .....................         98,270        120,475
         Notes payable - related party (Current portion)         100,000        100,000
         Deferred income ................................         82,059        150,122
         Installment note payable (Current portion) .....         26,065         11,592
         Current portion of long term debt (Note 2) .....         57,052         53,242
                                                             -----------    -----------

            TOTAL CURRENT LIABILITIES ...................        447,917        680,635

INSTALLMENT NOTE PAYABLE (less current portion)  ........         34,754           --
NOTES PAYABLE - Related Party (less Current portion) ....         25,000        100,000
LONG TERM DEBT (Note 2) .................................        577,757        621,036
                                                             -----------    -----------


            TOTAL LIABILITIES ...........................      1,085,428      1,401,671
                                                             -----------    -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Common shares - authorized 5,000,000 shares, par value
     $.01 a share; issued 3,203,100 (including shares
         held in treasury)(Note 3)  ......................        32,031         32,031
Capital in excess of par value ...........................     2,460,653      2,465,571
Retained earnings ........................................       111,400        313,248
                                                             -----------    -----------

                                                               2,604,084      2,810,850

Less cost of 691,500 common shares held in treasury ......    (1,617,225)    (1,617,225)
                                                             -----------    -----------

            Total Shareholders' Equity ..................        986,859      1,193,625
                                                             -----------    -----------

                                                             $ 2,072,287    $ 2,595,296
                                                             ===========    ===========

See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                                            1998            1997
                                                                            ----            ----


REVENUES:
         Sales ......................................................   $   848,269    $ 1,077,927
         Service ....................................................        44,413         54,831
                                                                        -----------    -----------

TOTAL REVENUES ......................................................       892,682      1,132,758
                                                                        -----------    -----------

COSTS AND EXPENSES
         Cost of operations .........................................       657,809        769,986
         Cost of service ............................................        54,618         54,274
         Research and development ...................................        91,355        120,396
         General and administrative expenses ........................       239,987        203,357
                                                                        -----------    -----------
                                                                          1,043,769      1,148,013
                                                                        -----------    -----------

INCOME/LOSS)FROM OPERATIONS .........................................      (151,087)       (15,255)

OTHER INCOME/EXPENSE):
         Interest income ............................................         7,008          3,219
         Interest expense ...........................................       (46,481)       (68,214)
         Interest expense - related party ...........................       (11,368)          --
Other income ........................................................            80           --
                                                                        -----------    -----------

NET (LOSS) ..........................................................      (201,848)       (80,250)

RETAINED EARNINGS, at beginning of year .............................       313,248        367,748
                                                                        -----------    -----------

RETAINED EARNINGS, at end of period .................................       111,400        287,498
                                                                        ===========    ===========
NET (LOSS) PER SHARE ................................................   $      (.08)   $      (.05)
                                                                        ===========    ===========
Weighted average number of shares outstanding .......................     2,511,600      1,767,156
                                                                        ===========    ===========



See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                                  1998           1997
                                                             -----------    -----------


REVENUES:
         Sales ...........................................   $   214,896    $   480,472
         Service .........................................         6,614         12,032
                                                             -----------    -----------

TOTAL REVENUES............................................       221,510        492,504

COSTS AND EXPENSES
         Cost of operations ..............................       209,585        286,978
         Cost of service .................................        16,680         17,018
         Research and development ........................        31,140         34,507
         General and administrative expenses..............        90,081         76,234
                                                             -----------    -----------
                                                                 347,486        414,737
                                                             -----------    -----------

(LOSS)/INCOME FROM OPERATIONS ............................      (125,976)        77,767

OTHER INCOME/(EXPENSE):
         Interest income .................................         1,424          2,672
         Interest expense ................................       (15,403)       (22,258)
         Interest expense - related party ................          (487)          --
                                                             -----------    -----------

NET (LOSS)/INCOME ........................................      (140,442)        58,181
                                                             ===========    ===========
NET (LOSS)/INCOME PER SHARE ..............................   $      (.06)   $       .03
                                                             ===========    ===========
Weighted average number of shares outstanding ............     2,511,600      2,078,267
                                                             ===========    ===========



See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,



                                                                            1998          1997
                                                                         ---------    ---------
                                                                        (unaudited)   (unaudited)

CASH FLOWS (USED) IN OPERATING ACTIVITIES:

     Net (loss)  .....................................................   $(201,848)   $ (80,250)

     Adjustments to reconcile net (loss) to
     net cash used in operating activities:

         Depreciation and amortization ...............................      55,414       47,111
         Change in operating assets and liabilities:
              Decrease/(Increase) in accounts receivable .............     255,875     (221,459)
              Decrease in inventories ................................      31,381       69,760
              (Increase)/decrease in other assets ....................     (41,097)         899
              (Increase) in prepaid expenses and other assets ........      (4,766)     (41,639)
              (Decrease)/increase in accounts payable ................     (71,518)       1,297
              (Decrease)/increase in accrued expenses
                  and other current liabilities ......................     (90,268)      65,104
                                                                         ---------    ---------
                       Total adjustments .............................     135,021      (78,927)
                                                                         ---------    ---------
                       Net cash used in operating activities .........     (66,827)    (159,177)
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures: ...........................................     (20,106)        --
                                                                         ---------    ---------
                       Net cash (used in) investing activities .......     (20,106)        --
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of shares ....................................        --        441,906
     Decrease in other assets -deferred mortgage cost ................       4,409        4,409
     (Payment) of notes and loan payable .............................    (164,215)     (97,381)
     Proceeds of installment note ....................................      49,228        6,784
     (Payment of) mortgage loan ......................................     (39,468)     (35,994)
                                                                         ---------    ---------
                      Net cash (used in)/provided by
                           financing activities ......................    (150,046)     319,724
                                                                         ---------    ---------

(DECREASE) IN CASH AND CASH EQUIVALENTS ..............................    (236,979)     160,547

CASH AND CASH EQUIVALENTS,
   AT BEGINNING OF PERIOD ............................................     318,595      119,458
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD ..................................................   $  81,616    $ 280,005
                                                                         =========    =========

                 See notes to consolidated financial statements.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INVENTORIES:
---------------------

As of July 31, 1998 the inventory value is $417,394. It has been computed using a standard cost method for the current quarter.

         Inventory is classified as follows for October 31, 1997:
                  Parts and Raw Material             $ 103,251
                  Work-In-Process                      282,352
                  Finished Goods                        63,172
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

NOTE 3 - SALE OF COMMON SHARES:
-------------------------------

On June 6, 1997 the Company issued 700,000 shares of common stock pursuant to an agreement with an investor for which the Company received gross proceeds of $500,000 less related expenses which resulted in net proceeds of $441,906. On October 31, 1997 the Company issued additional 200,000 shares to the same investor and two other investors for which the Company received net proceeds of $150,000.

NOTE 4 - EARNINGS PER COMMON SHARE:
-----------------------------------

Net (loss)/income per share is computed based on the weighted average number of common shares outstanding. Common share equivalents in the form of stock options have not been included in the calculation since their effect would be anti-dilutive.

NOTE 5 - STATEMENT OF MANAGEMENT:
---------------------------------

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's 10K report to the SEC for the year ended October 31, 1997; the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of MEGADATA CORPORATION at July 31, 1998 and the consolidated results of operations for the three and nine month periods ended July 31, 1998 and 1997 and the consolidated statement of cash flow for the nine months ended July 31, 1998 and 1997.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations for the fiscal year ending October 31, 1998.

                      MEGADATA CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING JULY 31, 1998
--------------------------------------------------------------

Revenue during the nine month period ending July 31, 1998 decreased by 21.2%, or $240,076 as compared to the revenue during the corresponding period of 1997. Most of the decrease in revenue occurred during the third quarter of the current fiscal year. This decline in revenue is attributable to the following major factors: a) several anticipated sales of PASSUR Systems were delayed; b) a major Asian reseller of the Company's RF Modems suspended purchases of modems due to the devaluation of its country's currency; c) another major reseller of RF modems, who purchased the modems for wireless communications purposes in various countries in Africa, reduced purchases of such modems;

The Company is reporting a net loss of ($ 201,848), or ($.08), per share from operations during the first nine months of fiscal year 1998 as compared to a net loss of ($80,250), or ($.05) per share, during the comparable nine month period of 1997.

Costs of Operations during the nine month period ending July 31, 1998 were lower by $112,177, or 14.6%, as compared to the corresponding period of fiscal year 1997. The lower costs were directly related to the reduction in revenue. The Company plans to continue to retain its key employees to maintain a certain level of manufacturing, engineering, and software capacity. However, all costs are being constantly monitored and evaluated, and when new ways are found to eliminate, reduce or replace such costs by lower cost alternatives they are promptly being implemented.

Cost of Service was maintained at the same level during the corresponding periods in 1998 and 1997.

Costs of Research and Development activities sponsored by the Company were lower by approximately $29,000 during the nine month period ending July 31, 1998 when compared to the same period in fiscal year 1997. All of the R&D activities concentrated on enhancements to the Passive Secondary Surveillance Radar (PASSUR) system and on documentation of the PASSUR system.

General and Administrative costs during the nine month period ending July 1998 increased by $36,630, or 18.0%, over the comparable period in 1997.

Overall, Cost and Expenses were lower during the nine month period ending July 31, 1998 by $104,244, or 9.1%, compared to similar costs during the comparable period of 1997.

During the first nine month period ending July 31, 1998 net interest expense decreased by $14,074, or 21.7%, when compared to the similar period of 1997. This decrease is mainly attributed to a decrease in interest expense associated with lower notes payable and long term debt.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDING JULY 31, 1998
----------------------------------------------------------

Revenue during the quarter ended July 31, 1998 decreased by 55.0%, or $270,994, when compared to the similar period of 1997. The decrease in revenue is attributed mainly to the lack of PASSUR sales during the third quarter. Potential sales of PASSUR systems, which were anticipated to occur in the third quarter, have been deferred.

During the third quarter of fiscal year 1998 the Company had a net loss of ($140,442) or ($.06) per share as compared to a net profit of $58,181 or $.03 per share during the corresponding period in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 27, 1997 the Company entered into an exclusive licensing agreement with the owner of the PASSUR patents. Under the agreement the Company has the exclusive rights to the marketing, sale, installation, and maintenance of PASSUR systems in the United States. Bruel & Kjear maintains its exclusive rights to noise related applications for use in all other countries. In a separate agreement between the Company and Bruel & Kjear, Bruel & Kjear agreed to promote and sell the PASSUR systems worldwide. The Company agreed to compensate Bruel & Kjear for its efforts through the payment of commission for any successful installation of PASSUR systems outside of the United States. Commissions will only be paid after the Company receives payment from the customer.

On May 31, 1996 Roosevelt Savings Bank and the Company signed a mortgage agreement refinancing the mortgage held by Roosevelt Bank for five additional years. As of July 31, 1998 the mortgage balance is $634,809 (See Note 2 - Long Term Debt.)

During the period ending July 31, 1998, the Company reported a net loss resulting from lower revenues. Interest by potential customers in the Company's products remains strong and the Company still anticipates an increase in future sales. However, the Company cannot predict if such sales will materialize in the near future. If revenues do not increase, losses may continue. The extent of such losses will be dependent on sales volume achieved and the accomplishment of additional cost cutting programs.

These statements are based on assumptions that the Company believes are reasonable but are subject to a wide range of risks and uncertainties and a number of factors could cause the Company's actual results to differ materially from those expressed in the statements above.

PRIVATE INVESTOR
----------------

During the period between September 18, 1996 and June 6, 1997 the Company signed various agreements with Mr. G.S. Beckwith Gilbert, a private investor. Under these agreements, Mr. Gilbert provided the Company with three $100,000 loans bearing a 9% interest rate, payable by July 30, 1997, and secured by the Company's assets, excluding the building. In consideration, the Company granted Mr. Gilbert three warrants to purchase up to 1,400,000 of the Company's common shares. On June 6, 1997, Mr. Gilbert and affiliated entities completed the purchase of 700,000 shares of the Company's common stock for an aggregate purchase price of $500,000. Of such purchase price, $400,000 was paid in cash and $100,000 was paid by the cancellation of a $100,000 loan previously made by Mr. Gilbert to the Company. On October 31, 1997, Mr. Gilbert and two other directors exercised a warrant to purchase an additional 200,000 shares of the Company's common stock for an aggregate purchase price of $150,000. The exercise of this warrant has validated a third warrant issued to Mr. Gilbert under which he has the right to purchase up to 500,000 additional shares at a share price of $1.25. The 500,000 share warrant expires October 31, 2001 and is exercisable during the year preceding expiration. The Company has also agreed to provide Mr. Gilbert with incidental registration rights for all the shares purchased under the warrants. The Company has no assurance that Mr. Gilbert will exercise his rights under the third warrant. On July 30, 1997, Mr. Gilbert and the Company signed an amended and restated loan agreement under which the outstanding loan balance of $200,000 will continue to accrue interest at an annual rate of 9%, but will have a maturity of July 30, 1999. All accrued interest on such loan will be paid on a quarterly basis and the principal balance of such loan will be repaid at the rate of $25,000 per quarter, beginning December 31, 1997. The loan balance as of July 31, 1998 was $125,000.

Mr. Gilbert has been elected a director and Chairman of the Board and has designated two additional board members to the Company's six persons Board of Directors. Mr. Gilbert is President and Chief Executive Officer of Field Point Capital Management Corp., a merchant banking firm located in Greenwich, Connecticut.


M. SALES OF UNREGISTERED SECURITIES:
------------------------------------

       NONE

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

       NONE

                                   SIGNATURES
                                   ----------







         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MEGADATA CORPORATION.

Dated:  September 14, 1998                  By: /S/ YITZHAK N. BACHANA
                                                ----------------------
                                                    Yitzhak N. Bachana,
                                                    President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  September 14, 1998                 /S/ YITZHAK N. BACHANA
                                           ----------------------
                                               Yitzhak N. Bachana, President,
                                               Treasurer, Principal Executive
                                               Officer, Principal Financial
                                               Officer, Director