Form 10-K
period 1998-10-31
MEGADATA CORP
filed 1999-02-01
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               | X | ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

         | _ | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No fee required)
                    for the transition period from ___ to ___

                          Commission file number 0-7642

                              MEGADATA CORPORATION
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)

          NEW YORK                                11-2208938
--------------------------------       -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                    66 FIELD POINT ROAD, GREENWICH, CT 06830
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

          Company's telephone number, including area code: 203-629-8757
                                                          --------------
                SECURITIES OF THE COMPANY REGISTERED PURSUANT TO
                         SECTION 12(b) OF THE ACT: NONE
                                                   ----
                SECURITIES OF THE COMPANY REGISTERED PURSUANT TO
                            SECTION 12(g) OF THE ACT:
                    COMMON SHARES, PAR VALUE $0.01 PER SHARE
                    ----------------------------------------


INDICATE BY CHECK MARK WHETHER THE COMPANY (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE COMPANY WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]
                                       ---    ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE COMPANY'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K

     The aggregate market value of the voting shares of the Company held by non-affiliates as at January 20, 1999 was $468,034.

                  The number of common shares, $0.01 par value,
                outstanding as at January 20, 1999 was 2,511,600

                                     PART I


ITEM 1.   BUSINESS.
-----------------------

(A)  GENERAL  DEVELOPMENT  OF  BUSINESS.
---------------------------------------------------

                  The Company sells, manufactures, and is continuing to develop hardware and software enhancements for its aircraft flight tracking systems.

                  The Company's product line includes the PASSUR (Passive Secondary Surveillance Radar) systems. These systems receive aircraft identification and altitude information from aircraft transponder transmissions which are interrogated by existing secondary surveillance radars without emitting any active signals. Received signals are processed in a standard workstation and displayed on a high resolution color graphics data display to provide real-time identification and tracking of aircraft in flight. The display presentation is similar to that provided to Air Traffic Controllers. The presentation of flight tracks can be in real time or can be switched to a mode that permits observance of historical data for selected time periods. A PASSUR system may be integrated to work with noise monitoring and measuring equipment in a configuration that will supply a correlation between aircraft location and noise levels generated by it. With this real-time information, an airport noise abatement officer can enforce the law regarding noise levels emitted by an aircraft. When used as part of an airport noise monitoring system, airport managers and noise control officers can correlate noise events in the local community with specific airline flight tracks.

                  Another variation of the PASSUR system is called ATMS (Air Traffic Monitoring System) using the Company's proprietary Pastrack software. The ATMS was developed to address a request by a major U.S. airline for use in its flight and airport operations management. The ATMS provides tracks of all airborne aircraft within a 150 mile radius around the airport. It performs ETA (Estimated Time of Arrival) calculations that predict accurately when arriving aircraft are expected to land. It also detects any holding patterns, assessing the impact of Air Traffic Control on an airport operation complex. By using the information provided by the ATMS, an airline's Air Traffic Dispatcher can more accurately predict arrival times, enhancing customer service and gate management. Added benefits include more efficient scheduling of ground support operations, such as food, baggage, cleaning and refueling services.

                  Continued R&D efforts conducted during the past several years led to the enhancement of the software that correlates real-time ASD (Aircraft Situation Display) data supplied by the Department of Transportation with flight tracks identified by the PASSUR. This correlation allows the PASSUR to identify the carrier and the flight number of each aircraft displayed.

                  The Company also sells radio modems. To enhance the SA-9600 radio modem, the Company has implemented a new design for a faster modem increasing the speed of data communication to 28.8Kbps. The SA-9600 is part of the AGILE DATA product line for wireless communication of voice and data. The SA-9600 operates synchronously or asynchronously, half or full duplex, with any host computer with an RS-232C serial port. An optional data compression feature supports host system baud rates of 38,400 bps when in the asynchronous mode. (A data compression feature installed on an SA-9600 with the new 28.8 Kbps modem can support higher baud rates than 38,400 bps.) No software modification of the host system is necessary. As a reliable means of both voice and data transfer, AGILE DATA is mainly being marketed in third-world countries, where existing telephone data services are either poor or non-existent. The new DC-powered SA-9600 enhances its suitability for mobile applications where 12/24/48vdc power is commonly available. The Company has received FCC approval for the marketing and sale of these products in the 450-470 Mhz business band. In order to appeal to a wider group of potential users who, due to government restrictions or unavailable frequencies, wish to utilize other radios transmitting on frequencies outside the standard SA-9600's range, the Company has developed the SA-9600/E. The SA-9600/E is a modem-only version of the SA-9600 which provides radio data transmission capability using commonly available, off-the-shelf, external radios of the customer's choice.

The Company's experience with airline communication protocols such as SABRE, APOLLO, PARS, SITA, SYSTEM ONE, IPARS, DATAS II, PEGASUS, WORLDSPAN, GEMINI, and other airline network protocols led to the development of various reservation network access products for the airline industry. These include communication controllers and multiplexers which support multiple Interchange and Terminal Addresses (IAs & TAs) on a single host communication line, reducing CRS (Computerized Reservation System) host polling overhead and providing significant savings on telephone line charges and installation. Other communication products allow the use of public or private X.25 networks to transport reservation data to a computer reservation system. The Company has received certification for these products from the major airline reservation networks.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
-------------------------------------------------------------------

                           Not applicable.

(C) NARRATIVE DESCRIPTION OF BUSINESS.
------------------------------------------------

                  The Company is a supplier of communication products intended to satisfy the needs of airports, airlines, and travel agents. Its principal business is the design, manufacture, sale and service of its product line consisting of a real time aircraft monitoring system, as well as wireless modems, and access equipment to airline reservation systems.

                  In addition to the standard line of equipment, the Company provides its customers with customized software and hardware which provide passive detection of aircraft in flight.

                  1. PRODUCTS.
                  ---------------

                  The Company's software and hardware are utilized in the following applications:

                  (i) Air Traffic Monitoring Systems
                  --------------------------------------------

                  The Company, under a sublicense for patented technology owned by a third party, has implemented its proprietary hardware and software to develop an enhanced line of air traffic monitoring systems. These PASSUR (Passive Secondary Surveillance Radar) systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars. With this information available in real time, the airport manager or an individual airline's Air Traffic Dispatcher can more accurately predict arrival times, enhancing customer service and gate management. Added benefits include more efficient scheduling of ground support operations, such as food, baggage, cleaning, and refueling services. When used as part of airport noise monitoring systems, airport managers and noise abatement officers can correlate noise events in the local community with specific airline flight tracks for appropriate action.

                  (ii) Wireless Modem Communications
                  ------------------------------------------------

The SA-9600 is part of the AGILE DATA product line of wireless radio modems, which communicate voice and data at speeds up to 28.8K bps. The SA-9600 operates synchronously or asynchronously, half or full duplex, with any host computer with an RS-232C serial port. Compatibility with the "AT" command set is built in. No software modification of the host system is necessary for any of the operating modes. Encryption of transmitted data is available for security purposes. A data compression feature increases throughput up to four times (38,400 bps) depending on the type of data transmitted. The new DC-powered SA-9600 enhances its suitability for mobile applications where 12/24/48vdc power is commonly available. A modem-only version is also available, allowing the SA-9600 to be used with off-the-shelf radio equipment that meet existing local regulatory or customer requirements.

The Company has received FCC approval for the marketing and sale of the SA-9600 in the 450-470Mhz business band.

                  (iii) Airline Reservation Access Systems
                  ----------------------------------------------------

The Company's experience with ALC protocols, such as SABRE, SYSTEM ONE, PARS, IPARS, GEMINI, APOLLO and other airline network protocols has led to the development of various reservation access products for the airline reservation industry. Offering multi-user workstations with dual-screen displays and pop-up windows, MURS and RESNET controllers provide the lowest per-user-station cost in the industry. They allow up to 32 workstations and 8 printers to be interfaced to a single reservation system host communication line. MIAC (Multiple Interchange Address Concentrator) supports many separate interchange addresses on a single communication line. This increases an airline's CRS (Computerized Reservation System) efficiency by reducing both host polling overhead and the number of separate communication lines needed. ALCX.25 allows the use of public or private X.25 networks to transport reservation data to a computer reservation system. Configurable for either premise or host site operation, ALCX.25 converts installed user sites to X.25 without modification to existing user equipment.

                  (iv) Custom Hardware and Software Activities
                  -----------------------------------------------------------

The Company is occasionally involved in specialized R&D projects sponsored and paid for by customers. These projects involve the customization of the Company's standard products to suit specific customer requirements.

                  2.  SERVICES.
                  ---------------

The Company offers maintenance services pursuant to contractual arrangements or an "on-call" basis. "On-call" services are provided on a time and material basis.

                  3.  SOURCES OF RAW MATERIALS.
                  --------------------------------------

The Company obtains its raw materials from component distributors and manufacturers throughout the United States. The Company has multiple sources of supply for a majority of its components.

                  4.  DEPENDENCE ON CERTAIN CUSTOMERS.
                  ---------------------------------------------------

During the fiscal year ended October 31, 1998, three (3) customers accounted for 52% of revenue. The loss of any of these customers would have an adverse effect on the Company's business. During the fiscal year ended October 31, 1998, those three customers accounted for 28%, 14%, and 10%. During the fiscal year ended October 31, 1997, three customers accounted for 63% of the Company's revenue. Those three customers accounted for 27%, 22%, and 14%. During fiscal year 1996 only one customer accounted for more than 10% of the Company's revenue, with that customer accounting for 25% of fiscal year 1996 revenues.

                  5.  BACKLOG.
                  ---------------

The Company's backlog for products and services at October 31, 1998 amounted to approximately $211,000, all of which is scheduled for delivery or performance before October 31, 1999. The backlog at October 31, 1997 and 1996 amounted to approximately $286,000 and $278,000, respectively. Backlog consists of written purchase orders or contracts.

                  6.  COMPETITION.
                  ---------------------

The Company is offering the PASSUR and ATMS systems for passive detection of aircraft in flight. These products are, to the best of its knowledge, relatively unique with little competition. Other products, such as the enhanced version of the wireless radio modems and some airline communication products offered by the Company fall into the category of highly competitive business. For these products, although price is a factor, the Company believes that design, technical and software capabilities in tailoring its products to customers' individualized needs are more important competitive factors in the market to which the Company directs its efforts. Depending on the end use of the products, the Company's primary competitors include Data Radio, Cylink, Dimensions International, Motorola, Memorex, and Videcom. The Company also sells to systems integrators, including Tracor Applied Sciences, Sabre Technologies, and Harris, Miller, Miller & Hanson, who also sell products which are competitive with those offered by the Company. All of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources.

                  7.  RESEARCH AND DEVELOPMENT.
                  ---------------------------------------

The Company's Research and Development ("R&D") group continues to enhance the Company's products primarily for software and hardware enhancements to PASSUR and ATMS products.

During the fiscal year ended October 31, 1998 the Company incurred approximately $122,000 in expenditures for R&D. In fiscal year ended October 31, 1997 approximately $147,000 was expended on R&D and in fiscal year 1996 approximately $180,000 was expended on R&D.


                  8.  EMPLOYEES.
                  ------------------

The Company employs 13 full time employees including 5 officers.

(D)FINANCIAL INFORMATION ABOUT FOREIGN AND
     DOMESTIC OPERATIONS AND EXPORT SALES
---------------------------------------------------------

The following table sets forth the dollar amount and the percentages attributable to the sale by the Company of its products during the past three fiscal years in the United States and abroad:


Net
Revenues           1998                  1997                      1996
--------          ------                ------                    ------

Domestic     $  960,408    91.2%   $1,306,345   88.3%    $  878,364      79.0%
--------

Exports          92,835     8.8%      172,607   11.7%       233,597      21.0%
-------      ----------   -----    ----------  -----     ----------     -----

Total
Revenues:    $1,053,243   100.0%   $1,478,952  100.0%    $1,111,961     100.0%
----------   ==========   =====    ==========  =====     ==========     =====


ITEM 2.   PROPERTIES.
--------------------------

The Company's manufacturing, and research facility are located in a one-story building at 35 Orville Drive, Bohemia, New York. The Company owns the entire building which contains 36,000 square feet. The Company is currently utilizing approximately 40% of this building for its activities.

The Company's executive offices are currently located in a modern four-story office building at 66 Field Point Road, Greenwich, Connecticut. At October 31, 1998, those offices were located at 104 Field Point Road. The Company is leasing space from Field Point Capital Management Company, a company 100% owned by the Company's President. From October 2, 1998 through January 31, 1999 the Company paid rental of $4,000 to Field Point Capital Management Company. Effective February 1, 1999, the Company will pay Field Point Capital Management Company $2,000 per month rent. The Company believes these rates are competitive and are at or below market rates.

ITEM 3.   LEGAL  PROCEEDINGS.
-------------------------------------

There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

                  None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
-----------------------------------------------------------------------------

                  (A) MARKET INFORMATION.
                  --------------------------------

The Company's common shares are traded in the over-the-counter market.

The following table sets forth the range of high and low bid and asked quotations of the Company's common shares for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau,
Inc.:


Period                                      Bid Prices*       Asked Prices*
------                                      -----------       -------------
                                            High    Low       High    Low
                                            -----   ---       ----    ---
Fiscal Year Ended October 31, 1998

         First Quarter                     .562     .187      .687     .51
         Second Quarter                    .562     .38       .625     .51
         Third Quarter                     .625     .562      .875     .625
         Fourth Quarter                    .625     .375      .875     .50

Fiscal Year Ended October 31, 1997

         First Quarter                     .75      .375     1.062     .75
         Second Quarter                    .437     .375      .75      .625
         Third Quarter                     .531     .312      .625     .5625
         Fourth Quarter                    .312     .187      .625     .50


-----------------------
* The quotations represent prices in the over-the counter market between dealers in securities, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                  (B) HOLDERS.
                  ---------------

                  The number of equity security holders of record at January 20, 1999 was 354.

                  (C) DIVIDENDS.
                  -----------------

                  The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.
----------------------------------------

Selected income statement data:


                              Year Ended October 31
-----------------------------------------------------------------------------------------------
                             1998           1997          1996           1995           1994
                             ----           ----          ----           ----           ----
Net
Revenues                $ 1,053,243    $ 1,478,952    $ 1,111,961    $ 1,684,525    $ 1,732,558

Net
(Loss)                     (880,749)       (54,500)      (584,750)      (576,553)      (267,507)

Net (Loss) Per
Common Share --
Basic and diluted (1)   ($      .35)   ($      .03)   ($      .36)   ($      .36)   ($      .17)

Dividend
Declared                       --             --             --             --             --


Selected balance sheet data:
                                   October 31
-----------------------------------------------------------------------------------------------
                             1998           1997          1996           1995           1994
                             ----           ----          ----           ----           ----


Total Assets            $ 1,794,990    $ 2,595,296    $ 2,183,896    $ 2,303,722    $ 2,930,151

Long-Term
Debt (2)(3)(4)          $   625,548    $   721,036    $   674,278    $   770,663    $   823,009

Total Share-
holders'
Equity                  $   307,958    $ 1,193,625    $   657,285    $ 1,242,035    $ 1,818,588

-----------------------------------------------------------------------------------------------

(1) Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.

(2) Company's mortgage loan from the Roosevelt Savings Bank was due to expire on February 1, 1996 requiring a balloon payment of $756,000. As such, it was classified as a current liability. The Company was granted an extension to negotiate a refinancing of the balance due. On May 31, 1996, Roosevelt Savings Bank, the holder of the mortgage, and the Company, signed a mortgage agreement refinancing the mortgage for five additional years at an interest rate of 9.250%.

(3) Long Term Debt for 1997 includes a $100,000 note payable, which is due after October 31, 1998.

(4) Long term Debt for 1998 includes a $25,000 note payable, and a $37,894 installment note payable, which is due after October 31, 1998.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         -------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

REVENUES
--------

         Revenue during the fiscal year ended October 31, 1998 ("fiscal 1998") decreased by approximately $426,000, or 29%, as compared to the fiscal year ended October 31, 1997 ("fiscal 1997"). The decrease was due to a reduction in revenue in most of the sales categories of the Company. Decreases in revenues occurred in the following sales categories, PASSUR Systems, Radio Modems, and Protocol Converters. Minor increases in revenue resulted from PASSUR System maintenance contracts and repairs, as well as UNIX Systems.

         Revenue during fiscal 1997 increased by approximately $367,000, or 33%, as compared to revenue during the year ended October 31, 1996 ("fiscal 1996"). The increase was mainly due to an increase in sales of PASSUR related products and services.

         The Company's PASSUR sales were limited during fiscal 1998. Management believes that with the increased sales and marketing effort for the PASSUR product line, additional revenues can be realized in the coming fiscal year. With the restructuring underway by the Company, and the move to a smaller, less expensive facility, fixed costs will be reduced. Management is reviewing product offerings and performance of product lines in which revenue has decreased over the last two fiscal years.

Cost of Sales and Service
--------------------------------

         During fiscal 1998, cost of sales increased by approximately $90,000, or 12%, over fiscal 1997. The major component of that increase was an inventory write-down of approximately $196,000 to reflect management's decision to focus on the PASSUR Systems product line and eliminate inventory on hand from several other slower moving product lines. Cost of sales decreased by approximately $100,000 as a result of lower revenues during fiscal 1998 before giving effect to the inventory write-down.

         Cost of service was at about the same level for fiscal 1998 and fiscal 1997. These expenses were required in order to maintain key personnel.

Research and Development
-----------------------------------

         The Company's research and development expenses decreased to approximately $122,000 in fiscal 1998 as compared to $147,000 in fiscal 1997 and $180,000 in fiscal 1996. The Company anticipates continuing to incur research and development expenditures at current levels. Research and development efforts include activities associated with maintenance, enhancement, and improvement of the Company's existing hardware and software coupled with customer sponsored research and development expenditures for new product development. No customer sponsored research and development was conducted during fiscal 1998 and fiscal 1997. During fiscal 1996, $40,000 of research and development expenditures were sponsored by a customer.

General and Administrative
-----------------------------------

         General and administrative expenditures increased by $172,301, or 37%, during fiscal 1998 as compared to fiscal 1997, as the Company significantly increased the sales and marketing budget for its major PASSUR System product line. Salaries, consulting, travel, and advertising expenses accounted for most of the increase.

         General and administrative expenses increased by $26,941 or 6.2% during fiscal 1997 compared to fiscal 1996. The increase in these costs are primarily attributable to changes in the level of expenditures for salaries and overhead costs.

Restructuring Charge
---------------------------

         In October 1998, the Company announced a Restructuring Plan in which it will focus its attention primarily on its PASSUR line of passive radar systems. As part of this restructuring, the Company will move its corporate headquarters and national sales office to Greenwich, Connecticut. The Company has offered for sale its building in Bohemia, New York and will move its manufacturing and research and development facility to a more modern location in the same area.

         The Restructuring Charges include exit costs of $93,000 related to the building, severance costs of $53,000, asset write-downs of $24,000 relating to assets to be sold or abandoned, and inventory write-downs of $196,000 associated with the elimination of certain nonstrategic inventory and product lines (which costs are included in costs of sales).

Income Taxes
------------------

         The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $5,300,000 in tax loss carryforwards to offset possible future income. The Company also has available $25,000 in general business tax credit carryforwards. These carryforwards expire in various amounts from 2006 through 2018.

Impact of Inflation
-----------------------

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Net Loss
------------

         The Company incurred a net loss of $880,749, or $.35 per common share, during fiscal 1998. In fiscal 1997, the Company incurred a net loss of $54,500, or $.03 per common share.

         During the fiscal year ended October 31, 1998 ("fiscal 1998"), costs and expenses were higher than total revenue and resulted in a loss from operations of $802,947 after a restructuring charge of $170,140 and an inventory write-down of approximately $196,000.

         During fiscal 1997, costs and expenses other than interest related items were lower than total revenue, yielding income from operations of $29,603. After including finance related expenses, however, the Company had a net loss of $54,500, or $.03 per share as compared to a net loss of $584,750 or $.36 per share, in fiscal 1996. Total costs and expenses during fiscal 1997 decreased by $186,522 or 11.4% as compared to such costs during fiscal 1996. Cost reductions in fiscal 1997 were due to cutbacks in payroll expenses and reductions in some overhead expenses.

Liquidity and Capital Resources
-----------------------------------------

         At October 31, 1998, the Company's current liabilities exceeded current assets by approximately $483,000. Management will address this working capital deficiency by reducing operating expenses as outlined in its restructuring plan, by utilizing cash proceeds from the proposed sale of the building for working capital purposes and, if required, by obtaining external financing.

         A turnaround in the Company's prospects could lead to profitability, although no assurances can be provided in this regard. Since the increased sales effort began in August 1998, the Company has seen many positive signs that its PASSUR product line could provide additional revenue in fiscal 1999. However, increased competition, and continued budget restraints among its clients, could impact this potential revenue.

         Interest by potential customers in the Company's PASSUR systems remains strong and the Company anticipates an increase in future sales. However, the Company cannot predict if such sales will materialize. If sales do not increase, additional losses may occur and could continue. The extent of such profits or losses will be dependent on sales volume achieved.

Private Investor
--------------------

         During the period between September 18, 1996 and June 6, 1997, the Company signed agreements with a private investor (the "Investor") that provided for three loans of $100,000 each, of which $200,000 was received in 1996 and $100,000 was received in 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In addition, stock warrants were awarded for the purchase of up to 1,400,000 common shares. On June 6, 1997, the Investor and his affiliate purchased 700,000 shares for the amount of $500,000, paid by $400,000 in cash and cancellation of the first $100,000 note.

         On October 31, 1997, the Investor and two other directors purchased 200,000 shares for the amount of $150,000. The purchase of these shares validated the warrant that gives the Investor and his affiliates the right to purchase 500,000 shares at $1.25 per share. This warrant expires October 31, 2001, and is exercisable during the year preceding expiration. On July 30, 1997, the remaining notes totaling $200,000 were amended and restated by a new note bearing interest at 9% per annum, with quarterly payments of $25,000 plus accrued interest due on the last business day of each calendar quarter, commencing December, 1997, with any remaining balance due July 30, 1999. The note is secured by the Company's assets excluding its building.

         During 1997, the Investor was elected a director of the Company and Chairman of the Board, and on October 2, 1998, the Investor was elected to the additional post of President and Chief Executive Officer.

         In November, 1998, and on January 11, 1999, the Investor loaned the Company an additional $300,000 in the aggregate under promissory notes which are payable quarterly, bearing interest at 9% and maturing at various dates from June 30, 2000 to June 30, 2001. As of January 11, 1999, the total notes payable due to the Investor totaled $475,000.

The Year 2000 Issue
--------------------------

         The Company has diligently studied the impact of the Year 2000 on the hardware and software it sells as well as its own internal systems.

         The Company's top technical and development personnel have carefully reviewed the Company's PASSUR hardware product line and related software and are satisfied that they are Year 2000 compliant.

         A review of Year 2000 compliance for the other products sold by the Company, radio modems and protocol converters, is continuing and should be completed by the middle of 1999.

         A thorough review of the Company's internal systems is continuing. The Company is also working with suppliers and service providers with whom it does business to determine their Year 2000 compliance and to minimize any impact their noncompliance (if any) would have on the Company. These studies are also scheduled for completion by the middle of 1999.

         To date, the Company has not found any area where a Year 2000 compliance problem with either its internal systems or outside providers could have a material adverse impact on any part of the Company's business operations.

Risk Factors; Forward Looking Statements
------------------------------------------------------

         The Management's Discussion and Analysis and the information provided elsewhere in this Annual Report on Form 10-K (including, without limitation, in "Item 1. Business" as well as "Liquidity and Capital Resources" above) contain forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the product and its use in flight dispatch. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.


ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA.
 ------------------------------------------------------------------------

The response to this item is submitted in a separate section of this report.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
---------------------------------------------------------------------------

                  (a)  Identification of Directors.
                  -------------------------------------

Director Position and Offices
Name                                Age      Since   With Company
-----------------------------       ---      -----   ---------------------------
G.S. Beckwith Gilbert               56       1997    Chairman of the Board,
                                                     President, Chief Executive
                                                     Officer, and a Director

Richard R. Schilling, Jr.           73       1974    Director

Yitzhak N. Bachana                  65       1976    Director

John R. Keller                      59       1997    Executive Vice President,
                                                     and a Director

Bruce N. Whitman                    65       1997    Director

Paul L. Graziani                    41       1997    Director



Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

                  (b)  Identification  of  Executive  Officers.
                  ---------------------------------------------------

Officer Position and Offices
Name                                Age      Since    With Company
----------------------------        ---      -----   -------------------------------------------

G. S. Beckwith Gilbert              56       1998    Chairman of the Board,
                                                     President, Chief Executive
                                                     Officer, and a Director

John R. Keller                      59       1970    Executive Vice President,
                                                     Secretary,
                                                     Treasurer, and a Director

Dr. James A. Cole                   58      1988     Senior Vice President of
                                                     Research & Development

James T. Barry                      37       1998    Vice President, Marketing

Herbert E. Shaver                   44      1993     Controller and Assistant
                                                     Secretary


Each officer is elected to serve at the pleasure of the Board of Directors.


                  (c) Identification of Certain Significant Employees.
                  --------------------------------------------------------------

                  None.

                  (d)  Family  Relationship.
                  --------------------------------

                  None.

                  (e)  Business  Experience.
                  ---------------------------------

                  The following sets forth the business experience during the past five years of each director and executive officer;


G.S. Beckwith Gilbert  Mr. Gilbert was elected Chairman of the Board in 1997 and was elected to the additional posts of President and Chief Executive Officer in October of 1998. In addition, Mr. Gilbert has been President and Chief Executive Officer of Field Point Capital Management Company, a merchant banking firm, since 1988. He is a partner of
                       Wolsey & Co., a merchant banking firm.   Mr. Gilbert is
                       also a Director and Chairman of the Executive Committee of DIANON Systems, Inc., as well as a Director of Davidson Hubeny Brands and Kionix, Inc.

Richard R. Schilling,  Mr. Schilling is a member of the law firm of Burns,
Jr.                    Kennedy, Schilling & O'Shea, New York, New York .

Yitzhak N. Bachana     Mr. Bachana was President and Chief Executive Officer of
                       the Company from 1980 to October 2, 1998. Mr. Bachana is the President, Chief Executive Officer and majority shareholder of Data Probe, Inc., a New York based computer service bureau. Mr. Bachana is also President and a director of Datatab, Inc. since 1983. Data Probe, Inc. and Datatab, Inc. are publicly-held corporations.
                       Pursuant to an agreement between Data Probe, Inc. and the Company, dated May 7, 1976, the President of Data Probe,
                       Inc. is to be nominated as a management nominee for director.

Bruce N. Whitman       Mr.Whitman has been Executive Vice President and a
                       Director of FlightSafety International since 1962. He is also a Director of FlightSafety Boeing Training
                       International, Petroleum Helicopters, Inc., and
                       Aviall, Inc.

Paul L. Graziani       Mr. Graziani is the President and Chief Executive Officer
                       of Analytical Graphics, Inc., a leading producer of commercial analysis software for the space industry.

Dr. James A. Cole      Dr. Cole is a Senior Vice President and the Director of
                       Research and Development of the Company.   Dr. Cole
                       earned a Ph.D. in physics from Johns Hopkins University in 1966.

John R. Keller         Mr. Keller has been with the Company since its inception
                       in 1967 and currently serves as Executive Vice President of the Company.

James T. Barry         Mr. Barry has been a Vice President since 1998.  He is
                       also a Vice President of Field Point Capital Management
                       Company.  From 1989 to 1998, he was with DIANON Systems,
                       Inc., most recently as Vice President of Marketing.

Herbert E. Shaver      Mr. Shaver has been Controller of the Company since 1993
                       and an employee since September 1998. From 1973 until 1998, Mr. Shaver was a Vice President and Controller of
                       Datatab, Inc.  He has been a Director of Datatab, Inc.
                       since 1985, and from 1983 until 1998, was the Controller of Data Probe, Inc.

                  (f) Involvement in Certain Legal Proceedings.
                  ----------------------------------------------------------

                  The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

ITEM 11.   EXECUTIVE COMPENSATION.
---------------------------------------------

                  (a)  Cash and Deferred Compensation.
                  ------------------------------------------------

                  The following table sets forth all cash compensation paid to each of the Company's most highly compensated executive officers to whom cash compensation during the fiscal year ended October 31, 1998 exceeded $100,000, as well as the Company's President:


CASH AND DEFERRED COMPENSATION TABLE
--------------------------------------------------------------------------------
         (A)                (B)               (C)          (D)          (E)
--------------------------------------------------------------------------------
Name and Principal                                                     Other
Position                   Year              Salary        Bonus    Compensation
--------------------------------------------------------------------------------
G.S Beckwith Gilbert -
President                  1998             $  --            -       $ 12,173(1)

Yitzhak N. Bachana (7)     1998             $189,038(2)      -       $ 66,231(3)
                           1997              100,000(4)      -       $ 26,923(5)
                           1996               11,538(6)      -           --

John R. Keller -
Executive Vice Pres.       1998             $119,423         -           --
                           1997               90,000         -           --
                           1996               93,462         -           --

Dr. James Cole -
Sr. Vice Pres. - R&D       1998             $120,000         -           --
                           1997               96,346         -           --
                           1996               93,462         -           --

--------------------------------------------------------------------------------

(1) Represents earned but unpaid salary through October 31, 1998. Mr. Gilbert became the Company's President and Chief Executive Officer in October 1998.

(2) Includes repayment of earned and previously accrued salary through date of his resignation on October 2, 1998.

(3) Includes earned but unpaid salary as well as a severance settlement through October 2, 1998.

(4) Does not include earned but unpaid salary of $ 84,615 as of October 31, 1997.

(5) Represents partial repayment of earned and previously accrued salary.

(6) Does not include earned but unpaid salary of $111,538 as of October 31, 1996.

(7) Mr. Bachana resigned as President on October 2, 1998.

--------------------------------------------------------------------------------

                  (b) (1) Compensation pursuant to plans.
                  ---------------------------------------------------

The current base salaries of Messrs. Gilbert, Cole, and Keller are $140,000, $120,000 and $120,000, respectively. All of the officers are employed on an at-will basis.

                  (2) Pension Table.
                  -----------------------

                  Not applicable.

                  (3) Alternative pension plan disclosure.
                  --------------------------------------------------

                  Not applicable.

                  (4) Stock and stock appreciation right plans.
                  --------------------------------------------------------

The Company's 1982 and 1988 incentive stock option plans provide for the granting of stock options for 100,000 shares of the Company's common stock for each plan.

                  (i) 1982 Stock Option Plan.
                  ----------------------------------

The Company's 1982 Stock Option Plan authorizes the granting of "incentive stock options" ("ISOs" - as defined under Section 422A of the Internal Revenue Code of 1986, as amended) in respect of a maximum of 100,000 shares to executives and key employees of the Company. Pursuant to the terms of the 1982 Stock Option Plan, ISOs in respect of a maximum of 40,000 shares can be granted during any one fiscal year. The 1982 Stock Option Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee") which may grant non-assignable options to executive officers and key employees in such manner, and at such times, and in amounts, subject to a $100,000 limit, as the Committee may, in its absolute discretion, determine. The members of the Committee are Paul L Graziani, Bruce N. Whitman, and Richard R. Schilling, Jr. The option price per share is the fair market value of the shares on the date the option is granted and such option must be exercised by the optionee within ten years of the date of grant. However, options granted to individuals who own more than 10% of the shares of the Company must be exercised within five years of the date of the grant and are exercisable at 100% of the fair market value of the shares.

No options were granted or exercised pursuant to the 1982 Stock Option Plan during the Company's fiscal year ended October 31, 1998. No options can be granted after 1992 under this plan.

                  (ii) 1988 Stock Option Plan.
                  -----------------------------------

The 1988 Stock Option Plan provides for the grant to employees of the Company and its subsidiaries of either (x) ISOs or (y) non-qualified options. A total of 100,000 common shares have been reserved for issuance under the 1988 Stock Option Plan. The 1988 Stock Option Plan terminates in 1998.

The 1988 Stock Option Plan is administered by the Committee, which determines the grantees and the exercise price, designates the exercise periods, not to exceed 10 years (5 years in the event that the grantee holds more than 10% of the Company's equity), the time, manner, and form of payment upon exercise of an option, designates whether the options are intended to be ISOs, and determines other terms and conditions.

The 1988 Stock Option Plan provides that, in determining the participants to whom options shall be granted and the number of shares to be covered by each option, the Committee may take into account the nature of the services rendered by the participant, his or her own present and potential contributions to the Company's success, and such other factors as the Committee may deem relevant.

The aggregate fair market value of shares for which ISOs are granted to any employee and exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and its subsidiaries) may not exceed $100,000. ISOs granted under the 1988 Stock Option Plan may not be granted at a price less than the fair market value of the common shares on the date of grant (or 110% of fair market value in the case of employees holding 10% or more of the shares of the Company). Non-qualified options will not be granted at exercise prices less than 85% of the fair market value of the common shares on the date of grant.

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

Upon the occurrence of a Change in Control (as defined below), outstanding options become immediately exercisable. During the six months after a Change in Control, in lieu of exercising an option, a holder may surrender such options to the Company in whole or in part and, upon such surrender, the Company must pay to the holder in exchange therefor an amount of cash per share equal to the aggregate of the excess of (i) the greater of (x) the average price per share paid or to be paid for shares actually acquired in connection with such Change in Control, (y) the price per share paid or payable in connection with any tender offer for the Company's common shares leading to the Change in Control, or (z) the mean between the high and low selling prices of such shares on the date of the Change of Control, over (ii) the exercise prices of the shares subject to such surrendered options. Officers of the Company may receive such a cash payment only during a restricted period immediately following the public release of information concerning the Company's earnings (but not within six months of the grant of such option). During all other periods they may only receive shares. A Change in Control means (i) consummation by any Person (as defined in the Securities Exchange Act of 1934, as amended [the "1934 Act"]) other than the Company of (or the first purchase by any Person [other than the Company] of any common shares under) a tender offer or exchange offer; (ii) the acquisition by any Person (other than the Company) which theretofore legally or beneficially (as defined in SEC Rule 13d-3) owned less than 20% of the then outstanding common shares of the Company in a transaction or series of transactions that results in such Person directly or indirectly owning legally or beneficially 20% or more of the then outstanding common shares of the Company; (iii) the consummation of any merger or consolidation with, or the sale of substantially all the assets of the Company to, any Person; or (iv) any other transaction pursuant to which any Person shall have the right to elect a majority of the directors of the Company or which would be required to be reported pursuant to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the 1934 Act.

Three options were granted pursuant to the 1988 Stock Option Plan during the Company's fiscal year ended October 31, 1998. These options were awarded on January 29, 1998 to Messrs. Bachana, Cole, and Keller in equal amounts of 20,000 options each at an exercise price of $.38 and are immediately exercisable for a period of 10 years, except for Mr. Bachana, whose exercise period is five years. No options granted under the 1988 plan were exercised during fiscal 1998, however Mr. Bachana's options expired as a result of his resignation on October 2, 1998. As of October 31, 1998 no further options are available for grant under the 1988 stock option plan. The table required by SK Item 402(c) will be included in the Company's definitive proxy material.

                  (c) Other Compensation.
                  -------------------------------

                  None.

                  (d) Compensation of Directors.
                  ---------------------------------------

                  1. Standard Arrangements.
                  ---------------------------------

Non-officer directors are compensated by the Company for services rendered to the Company in connection with their directorial duties by the payment of $1,000 for each Board of Directors' meeting or Committee meeting actually attended.

                  2. Other Arrangements.
                  -----------------------------

                  None.

                  (e) Termination of employment and change of control
arrangement.
                  --------------------------------------------------------------

                  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

                  (a) Security Ownership of Certain Beneficial Owners.
                  --------------------------------------------------------------

The following table sets forth information with respect to the only persons who, to the best knowledge of the Company as derived from schedule 13d filed by such persons, beneficially owned more than 5% of the common stock of the Company as of January 20, 1999. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

Name and Address                   Amount and Nature          Percent of
of Beneficial Owner                   of Ownership             Class (1)
--------------------------------------------------------------------------------

G.S. Beckwith Gilbert                  846,000   (2)             32.99
66 Field Point Road
Greenwich, CT 06830

Data Probe, Inc.                       579,400   (3)             22.59
49 East 21 Street
New York, NY 10010
--------------------------------------------------------------------------------

         (1) For the purposes of this table, "percent of class" held by each person has been calculated based on a total class equal to the sum of (i) 2,511,600 shares of common stock issued and outstanding on January 20, 1999 plus (ii) for such person the number of shares of common stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after January 20, 1999, held by that person.

         (2) Mr. Gilbert has shared voting and investment power with respect to 70,000 shares included in the table above.

         (3) Yitzhak N. Bachana, a Director of the Company, owns 57.22% of the outstanding shares of Data Probe, Inc. and by virtue thereof may be deemed to be the beneficial owner of more than 5% of the Company's outstanding shares. This amount does not include 10,000 shares personally held by Mr. Bachana.

                  (b)  Security Ownership of Management.
                  ----------------------------------------------------

                  The following chart sets forth the number of the Company's common shares, $0.01 par value, beneficially owned by all of the directors of the Company and by the directors and officers of the Company as a group as at January 20, 1999. Unless otherwise indicated below, each person indicated in the table has sole voting and investment power with respect to all shares included therein.

Name of                            Amount and Nature of         Percent of
Beneficial Owner                   Beneficial Ownership         Class (1)

--------------------------------------------------------------------------------
G.S. Beckwith Gilbert                    846,000(2)               32.99
Yitzhak N. Bachana                        10,000(3)                 .39
John R. Keller                           124,500(4)                4.85
Richard R. Schilling,, Jr                  3,000                   0.11
James A. Cole                             44,000(5)                1.71
Bruce N. Whitman                          93,000                   3.62
Paul L. Graziani                           7,000                   0.27

Officers and Directors
as a Group (7 persons)                 1,127,500                  43.97
--------------------------------------------------------------------------------

                  (1) For the purposes of this table, "percent of class" held by each person has been calculated based on a total class equal to the sum of (i) 2,511,600 shares of common stock issued and outstanding on January 20, 1999 plus (ii) for such person the number of shares of common stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after January 20, 1999, held by that person.

                  (2) Mr. Gilbert has shared voting and investment power with respect to 70,000 shares included in the table above.

                  (3) Mr. Bachana is President, Chairman of the Board, and
                      majority shareholder of Data Probe, Inc. which owns 579,400 common shares of the Company which are excluded from the foregoing table.

                  (4) Includes Mr. Keller's options to purchase an aggregate of
                      27,500 shares, all of which options are immediately exercisable.

                  (5) Includes Dr. Cole's options to purchase an aggregate of
                      25,000 shares, all of which options are immediately exercisable.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------------------------

                  (a) Transactions with management and others.
                  ----------------------------------------------------------

                  During the period between September 18, 1996 and June 6, 1997 the Company signed agreements with a private investor (the "Investor") that provided for three loans of $100,000 each, of which $200,000 was received in 1996 and $100,000 was received in 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In addition, stock warrants were awarded for the purchase of up to 1,400,000 common shares. On June 6, 1997, the Investor and his affiliate purchased 700,000 shares for the amount of $500,000, paid by $400,000 in cash and cancellation of the first $100,000 note.

                  On October 31, 1997, the Investor and two other directors purchased 200,000 shares for the amount of $150,000. The purchase of these shares validated a stock purchase warrant, that gives the Iinvestor and his affiliates the right to purchase 500,000 shares at $1.25 per share. This warrant expires October 31, 2001, and is exercisable during the year preceding expiration. On July 30, 1997, the remaining notes totalling $200,000 were amended and restated by a new note bearing interest at 9% per annum, with quarterly payments of $25,000 plus accrued interest due on the last business day of each calendar quarter, commencing December, 1997, with any remaining balance being due July 30, 1999. The note is secured by the Company's assets excluding its building.

                  During 1997, the Investor was elected a director of the Company and Chairman of the Board and on October 2, 1998 the Investor was elected to the additional post of President and Chief Executive Officer.

                  In November 1998, and on January 11,1999, the Investor issued promissory notes aggregating $300,000 which are payable quarterly, maturing at various dates from June 30, 2000 through June 30, 2001. As of January 11, 1999, the total notes payable due to the Investor totalled $475,000.

                  The Company had contracted with Data Probe, Inc., which is majority owned by the Company's former president, to provide certain research and development and sales support services through July, 1996. The Company has incurred approximately $60,442 for the year ended October 31, 1996 in consideration for the aforementioned services.

                  For the years ended October 31, 1998 and 1997, the Company reimbursed Datatab, Inc., a subsidiary of Data Probe, Inc., $47,683 and $65,763, respectively, for services rendered by an employee of Datatab, Inc. for the Company.

                  On January 16, 1996, the Company signed a promissory note to an officer for a $30,000 loan, which was secured by certain test equipment. The note bore interest at 10% per annum, and was paid in full on July 16, 1997. Total interest payments for the year ended October 31, 1996 were $2,265. In addition, net loans of $6,883 were made by another officer which had no provision for interest and were paid on demand.

                  In addition, during 1998 the Company reimbursed Field Point Capital Management Company, an entity affiliated with the Investor/President, for services rendered by an employee of Field Point Capital Management Company to the Company in the amount of $31,500.

                  The Company is leasing space from Field Point Capital Management Company, a company 100% owned by the Company's President. From October 2, 1998 through January 31, 1999 the Company paid rental of $4,000 to Field Point Capital Management Company. Effective February 1, 1999, the Company will pay Field Point Capital Management Company $2,000 per month rent.

                  (b) Certain business relationships.
                  -------------------------------------------

                         None.

                  (c) Indebtedness of management.
                  ------------------------------------------

                  None.

                  (d) Transactions with promoters.
                  -----------------------------------------

                  Not applicable.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


                  (a) 1.Financial Statements                              Page
                  ------------------------------------------------       -------

                  Included in Part II of this report:

                  Independent Auditors' Reports                           F-1

                  Consolidated balance sheets as at
                  October 31, 1998 and 1997                               F-4

                  Consolidated statements of
                  operations for the years ended
                  October 31, 1998, 1997 and 1996                         F-5

                  Consolidated statements of
                  stockholders' equity                                    F-6

                  Consolidated statements of cash
                  flows for the years  ended
                  October 31, 1998, 1997 and 1996                         F-7

                  Notes to consolidated financial
                  Statements                                              F-8

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (b)  Reports Filed On Form 8-K
                  ----------------------------------------

                  Form 8-K, changes in management,
                  Dated October 6, 1998

                  Form 8-K/A, Changes in Certifying
                  Accountant, dated October 28, 1998

                  (c) Exhibits
                  ---------------

                Exhibits No.                                            Footnote
       -------------------------------------------------------------------------
       3 - 1    Certificates of Incorporation filed January 3, 1967            1
       3 - 2    Certificate of Amendment filed August 4, 1969                  1
       3 - 3    Certificate of Amendment filed September 30, 1969              1
       3 - 4    Certificate of Amendment filed July 17,     1970               1
       3 - 5    Certificate of Amendment filed     September 27, 1972          1
       3 - 6    Certificate of Amendment filed September 27, 1972              1
       3 - 7    Certificate of Amendment filed April 22, 1974                  1
       3 - 8    Certificate of Amendment filed November 23, 1976               1
       3 - 9    Certificate of Amendment filed April 18, 1977                  1
       3 - 10   Certificate of Amendment filed July 11, 1979                   1
       3 - 11   Certificate of Amendment filed on November 12, 1981            2
       3 - 12   Composite of Certificate of
                Incorporation of the Company                                   2
       3 - 13   Certificate of Amendment filed September 14, 1988              4
       3 - 14   By-Laws                                                        4
       3 - 15   Certificate of Amendment filed August 16, 1983                 5
       3 - 16   Certificate of Change filed January 24, 1990                   5
       3 - 17   Composite Certificate of Incorporation through
                January 24, 1990                                               5
       10 - 1   1988 Bonus Pool Plan                                           4
       10 - 2   The Company's 1982 Stock Option Plan                           3
       10 - 3   The Company's 1988 Stock Option Plan                           4
       10 - 4   Employment Agreement with David T. Zeiter
                dated August 29, 1988                                          4
       10 - 5   Severance Agreement with Yitzhak N. Bachana effective
                October 2, 1998
       14(a)-1  Form 8-K Changes in Management                                 7
       16       Change in Certifying Accountant                                6
       21       List of Subsidiaries                                           2


     (1) Document filed with the Company's Form S-1 filed with the Securities and Exchange Commission on January 30, 1981 and incorporated herein by reference.
     (2) Document filed with the Company's Form 10-K for the fiscal year ended October 31, 1981 and incorporated herein by reference.
     (3) Document filed as Exhibit A to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated November 2, 1982, and incorporated herein by reference.
     (4) Document filed with the Company's Form 10-K for the fiscal year ended October 31, 1988 and incorporated herein by reference.
     (5) Document filed with the Company's Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference.
     (6) Document filed with the Company's Form 8-K/A dated October 28, 1998 and incorporated herein by reference. (7) Document filed with the Company's Form 8-K dated October 6, 1998 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          MEGADATA CORPORATION

Dated:  January 29, 1999.             By: /s/ G. S. Beckwith Gilbert
                                          -------------------------------------
                                          G. S. Beckwith Gilbert, Chairman,
                                          President, and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


Dated:  January 29, 1999.                 /s/ G. S. Beckwith Gilbert
                                          --------------------------------------
                                          G. S. Beckwith Gilbert, Chairman,
                                          President, and Chief Executive Officer

Dated:  January 29, 1999.                 /s/ Herbert E. Shaver
                                          --------------------------------------
                                          Herbert E. Shaver, Controller
                                          (Principal Financial and Accounting
                                          Officer)

Dated:  January 29, 1999.                 /s/ John R. Keller
                                          --------------------------------------
                                          John R. Keller,
                                          Executive Vice President and Director

Dated:  January 29, 1999.                 /s/ Richard R. Schilling, Jr.
                                          --------------------------------------
                                          Richard R. Schilling, Jr., Director

Dated:  January 29, 1999.                 /s/ Yitzhak N. Bachana
                                          -----------------------------
                                          Yitzhak N. Bachana, Director

Dated:  January 29, 1999.                 /s/ Bruce A. Whitman
                                          -----------------------------
                                          Bruce A. Whitman, Director

Dated:  January 29, 1999.                 /s/ Paul L. Graziani
                                          -----------------------------
                                          Paul L. Graziani, Director

                        Form 10-K--Item 14(a)(1) and (2)

                      Megadata Corporation and Subsidiaries


                   Index to Consolidated Financial Statements




Reports of Independent Auditors.......................................... F - 2

Consolidated Financial Statements:
   Balance Sheets........................................................ F - 4
   Statements of Operations.............................................. F - 5
   Statements of Stockholders' Equity.................................... F - 6
   Statements of Cash Flows.............................................. F - 7
   Notes to Consolidated Financial Statements............................ F - 8



Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Megadata Corporation and Subsidiaries as of October 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Megadata Corporation and Subsidiaries at October 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                /s/ Ernst & Young LLP


Melville, New York
January 11, 1999

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Megadata Corporation:

We have audited the accompanying consolidated balance sheets of Megadata Corporation and subsidiaries as of October 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megadata Corporation and subsidiaries at October 31, 1997 and the results of their operations and cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.


                                          /s/ Ghassemi, Phoel & Co.
                                          -----------------------------
                                          Certified Public Accountants


Lynbrook, New York
January 21, 1998



                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                      OCTOBER 31
                                                                1998              1997
                                                           ---------------- -----------------
ASSETS
Current assets:
   Cash                                                         $    17,731    $   318,595
   Accounts receivable                                               35,341        299,586
   Inventories                                                      266,916        448,775
   Prepaid expenses and other current assets                         58,931         87,561
                                                                -----------    -----------
Total current assets                                                378,919      1,154,517

Property, plant and equipment, net                                1,382,745      1,418,891
Other assets                                                         33,326         21,888
                                                                ===========    ===========
                                                                $ 1,794,990    $ 2,595,296
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                             $   136,016    $   155,989
   Accrued expenses and taxes                                       354,439        120,475
   Accrued expenses--related parties                                 13,898         89,215
   Notes payable--related party                                     175,000        100,000
   Deferred income                                                   90,519        150,122
   Installment note payable                                          33,230         11,592
   Current portion of long-term debt                                 58,382         53,242
                                                                -----------    -----------
Total current liabilities                                           861,484        680,635

Notes payable--related party, less current portion                   25,000        100,000
Installment note payable, less current portion                       37,894
Long-term debt                                                      562,654        621,036
                                                                -----------    -----------
                                                                  1,487,032      1,401,671

Stockholders' equity:
   Common shares--authorized 5,000,000 shares, par value
     $.01 per share; issued 3,203,100 shares in 1998 and 1997        32,031         32,031
   Additional paid-in capital                                     2,460,653      2,465,571
   (Deficit) retained earnings                                     (567,501)       313,248
                                                                -----------    -----------
                                                                  1,925,183      2,810,850
   Less cost of 691,500 common shares held in treasury            1,617,225      1,617,225
                                                                -----------    -----------
Total stockholders' equity                                          307,958      1,193,625
                                                                ===========    ===========
                                                                $ 1,794,990    $ 2,595,296
                                                                ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                     YEAR ENDED OCTOBER 31
                                                            1998             1997              1996
                                                        --------------- ---------------- ---------------
Revenues:
   Net sales                                            $  1,000,270      $  1,406,231     $  1,068,814
   Service                                                    52,973            72,721           43,147
                                                        --------------- ---------------- ---------------
Total revenues                                             1,053,243         1,478,952        1,111,961
                                                        --------------- ---------------- ---------------

Cost and expenses:
   Cost of sales                                             857,122           766,980          924,303
   Cost of service                                            72,897            73,045           96,166
   Research and development                                  121,789           147,383          119,960
   Research and development--related party                         -                 -           60,442
   General and administrative expenses                       634,242           461,941          435,000
   Restructuring charge                                      170,140                 -                -
                                                        --------------- ---------------- ---------------
                                                           1,856,190         1,449,349        1,635,871
                                                        --------------- ---------------- ---------------

(Loss) income from operations                               (802,947)           29,603         (523,910)

Other income (expense):
   Interest income                                             7,301             5,932              902
   Interest expense                                          (61,714)          (67,537)         (67,933)
   Interest expense--related party                           (15,000)          (21,475)               -
   Other income                                                    -                 -            8,567
                                                        --------------- ---------------- ---------------
Loss before income taxes                                    (872,360)          (53,477)        (582,374)
Provision for income taxes                                     8,389             1,023            2,376
                                                        =============== ================ ===============
Net loss                                                $   (880,749)     $    (54,500)    $   (584,750)
                                                        =============== ================ ===============

Net loss per common share--basic and diluted             $      (.35)      $      (.03)     $      (.36)
                                                        =============== ================ ===============

Weighted average number of common shares
   outstanding--basic and diluted                           2,511,600         1,903,267        1,611,600
                                                        =============== ================ ===============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      Megadata Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                    Years Ended October 31, 1998, 1997, 1996



                                  COMMON
                                  SHARES
                                   AFTER
                                 DEDUCTING      COMMON      ADDITIONAL       RETAINED       LESS SHARES         TOTAL
                                 TREASURY       SHARES        PAID-IN        EARNINGS         HELD IN       SHAREHOLDER'S
                                   STOCK        AMOUNT        CAPITAL       (DEFICIT)        TREASURY          EQUITY
                                ------------ ------------- -------------- --------------- ---------------- ----------------

Balance at October 31, 1995       1,611,600     $  23,031    $ 1,883,731    $  952,498      $ 1,617,225      $ 1,242,035
   Net   loss   for  the  year
   ended October 31, 1996           --               --           --          (584,750)          --             (584,750)
                                ------------ ------------- -------------- --------------- ---------------- ----------------
Balance at October 31, 1996       1,611,600        23,031      1,883,731       367,748        1,617,225          657,285
   Proceeds  from  issuance of
     common stock                   900,000         9,000        581,840         --               --             590,840
   Net   loss   for  the  year
   ended October 31, 1997             --             --            --          (54,500)           --             (54,500)
                                ------------ ------------- -------------- --------------- ---------------- ----------------
Balance at October 31, 1997       2,511,600        32,031      2,465,571       313,248        1,617,225        1,193,625
   Fees in connection with
      issuance of common stock       --              --           (4,918)        --              --               (4,918)
   Net  losses  for  the  year
   ended October 31, 1998            --              --            --         (880,749)          --             (880,749)
                                ------------ ------------- -------------- --------------- ---------------- ----------------
Balance at October 31, 1998       2,511,600      $ 32,031    $ 2,460,653   $  (567,501)     $ 1,617,225      $   307,958
                                ============ ============= ============== =============== ================ ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                       YEAR ENDED OCTOBER 31
                                                              1998             1997              1996
                                                          -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $  (880,749)      $   (54,500)     $  (584,750)
Adjustment to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                              68,103            63,335           63,268
     Loss on disposal of fixed assets                          11,594                 -                -
     Changes in operating assets and liabilities:
       Accounts receivable                                    264,245          (207,731)         (54,050)
       Inventories                                            181,859           (49,133)         150,247
       Prepaid expenses and other current assets               28,630           (18,979)          11,216
       Other assets                                           (11,438)                -            2,164
       Accounts payable                                       (19,973)           18,622           38,431
       Accrued expenses and other current liabilities          99,044           (54,271)         234,714
                                                          -----------       -----------      -----------
Total adjustments                                             622,064          (248,157)         445,990
                                                          -----------       -----------      -----------
Net cash used in operating activities                        (258,685)         (302,657)        (138,760)
                                                          -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (21,141)           (5,633)          (3,583)
                                                          -----------       -----------      -----------
Net cash used in investing activities                         (21,141)           (5,633)          (3,583)
                                                          -----------       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in other assets--deferred mortgage
   cost                                                             -             5,878          (25,539)
(Payments of) proceeds from notes
   payable--related party                                           -           (36,883)         236,883
Proceeds from (payments of) installment note                   37,122            (3,852)           2,725
Repayments of long-term debt                                  (53,242)          (48,556)         (47,829)
Proceeds from sale of shares, net                                   -           590,840             -
Payment of fees in connection with stock sale                  (4,918)             -                -
                                                          -----------       -----------      -----------
Net cash (used in) provided by  financing activities          (21,038)          507,427          166,240
                                                          -----------       -----------      -----------

(Decrease) increase in cash                                  (300,864)          199,137           23,897
Cash--beginning of year                                       318,595           119,458           95,561
                                                          ===========       ===========      ===========
Cash--end of year                                         $   17,731        $   318,595      $   119,458
                                                          ===========       ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of equipment financed with notes payable
                                                          $    22,410        $        -       $        -

Cash paid during the year for:
   Interest                                               $    79,103        $   84,412       $   68,914
   Income taxes                                                 1,456             2,360            1,196


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Megadata designs and manufactures specialized computer equipment with applications in the aviation and communication industries. Its product line includes: PASSUR (Passive Secondary Surveilance Radar) systems which monitor air traffic in real time: SA9600 Wireless Radio Moderns: MURS, ALCX and RESNET airline reservation access systems; as well as customized hardware and software which enable the Company's products to fit its customers' specific requirements.

BASIS OF PRESENTATION

At October 31, 1998, the Company's current liabilities exceeded current assets by approximately $483,000 and reported a net loss of approximately $880,000, which includes restructuring related charges of $170,000 and an inventory write-down of $196,000. Management will address this working capital deficiency and operating losses by reducing operating expenses as outlined in its restructuring plan (see Note 8), by utilizing cash proceeds from the proposed sale of the building for working capital purposes and, if required, by obtaining external financing.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Megadata Corporation (the Company) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of.

REVENUE RECOGNITION POLICY

The Company recognizes revenue when products are shipped. Service revenues are recognized on a straight-line basis over the service contract period.

INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. The Company uses the liability method in accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred.

NET LOSS/INCOME PER COMMON SHARE INFORMATION

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.

EMPLOYEE STOCK OPTIONS

The Company has a stock option program which is more fully described in Note 12. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock option program, options are granted with an exercise price equal to the market price of the underlying common stock of the Company on the date of grant. Accordingly, no compensation expense is recognized in connection with the grant of stock options.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under APB Opinion No. 25, but are required to disclose in the financial statement footnotes, pro forma net
(loss) income and per share amounts as if the Company had applied the new method of accounting for all grants made beginning with 1995. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Since SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclosure segment information in accordance with SFAS No. 131 until the fiscal year ending October 31, 1999, if applicable. In the Company's first quarter of fiscal 2000 report, and in subsequent quarters, it would present the interim disclosures required by SFAS No. 131 for both fiscal 2000 and 1999, if applicable. Management does not expect that adoption of SFAS No. 131 will have a significant impact on the Company's determination that it operates in one business segment.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

Certain items within the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following:

                                                       OCTOBER 31
                                                  1998             1997
                                            ----------------- ----------------

Prepaid real estate taxes                      $  32,206         $  28,073
Prepaid insurance                                 22,215            18,478
Other current assets                               4,510            41,010
                                            ================= ================
                                               $  58,931         $  87,561
                                            ================= ================

3. INVENTORIES

Inventories are summarized as follows:

                                                       OCTOBER 31
                                                  1998             1997
                                            ----------------- ----------------

Parts and raw materials                        $   69,071        $  103,251
Work-in-process                                    74,632           282,352
Finished goods                                    123,213            63,172
                                            ================= ================
                                               $  266,916        $  448,775
                                            ================= ================



4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                     ESTIMATED
                                       USEFUL                  OCTOBER 31
                                       LIVES              1998             1997
                                  ----------------- ----------------- ----------------

Land                                                  $    200,000      $    200,000
Building                             31.5 years          1,780,000         1,793,805
Building improvements                 3-5 years             66,670            65,420
Factory equipment                    5-10 years          2,279,846         2,241,645
Furniture, fixtures
 and improvements                    5-10 years            113,158           113,158
Automobile                            3-5 years                  -            31,395
                                                    ----------------- ----------------
                                                         4,439,674         4,445,423
Less accumulated depreciation                            3,056,925         3,026,532
                                                    ================= ================
                                                      $  1,382,745      $  1,418,891
                                                    ================= ================

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $68,103, $63,335 and $63,268 for the years ended October 31, 1998, 1997 and 1996, respectively.

5. ACCRUED EXPENSES AND TAXES

Accrued expenses and other current liabilities consist of the following:

                                                          OCTOBER 31
                                                     1998             1997
                                               ----------------- ---------------

Accrued payroll, payroll taxes and benefits      $    50,904       $    51,673
Accrued professional fees                             34,000            18,000
Accrued restructuring charge                         167,485                 -
Other accrued liabilities                            102,050            50,802
                                               ================= ===============
                                                 $   354,439       $   120,475
                                               ================= ===============

6. NOTES PAYABLE--RELATED PARTY

During the period between September 18, 1996 and June 6, 1997 the Company signed agreements with a private investor (the "Investor") that provided for three loans of $100,000 each, of which $200,000 was received in 1996 and $100,000 was received in 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In addition, stock warrants were awarded for the purchase of up to 1,400,000 common shares. On June 6, 1997, the Investor and his affiliate purchased 700,000 shares for the amount of $500,000, paid by $400,000 in cash and cancellation of the first $100,000 note.

On October 31, 1997, the Investor and two other directors purchased 200,000 shares for the amount of $150,000. The purchase of these shares validated a stock purchase warrant, that gives the investor and his affiliates the right to purchase 500,000 shares at $1.25 per share. This warrant expires October 31, 2001, and is exercisable during the year preceding expiration. On July 30, 1997, the remaining notes totalling $200,000 were amended and restated by a new note bearing interest at 9% per annum, with quarterly payments of $25,000 plus accrued interest due on the last business day of each calendar quarter, commencing December, 1997, with any remaining balance being due July 30, 1999. The note is secured by the Company's assets excluding its building.

During 1997, the Investor was elected a director of the Company and Chairman of the Board and on October 2, 1998 the Investor was elected to the additional post of President and Chief Executive Officer.

In November 1998, and on January 11,1999, the Investor issued promissory notes aggregating $300,000 which are payable quarterly, maturing at various dates from June 30, 2000 through June 30, 2001. As of January 11, 1999, the total notes payable due to the Investor totalled $475,000.

7. DEFERRED INCOME

Deferred income represents advances received on maintenance agreements and deposits from customers for equipment that will be shipped in the next fiscal year.

8. RESTRUCTURING RELATED CHARGES

In October 1998, the Company announced a Restructuring Plan in which it will focus its attention primarily on its PASSUR line of passive radar systems. As part of this restructuring, the Company will move its corporate headquarters and national sales office to Greenwich, Connecticut. The Company has offered for sale its building in Bohemia, New York and will move its manufacturing and research and development facility to a more modern location in the same area.

The Restructuring Charges include exit costs of $93,000 related to the building, severance costs of $53,000, asset write-downs of $24,000 relating to assets to be sold or abandoned, and inventory write-downs of $196,000 associated with the elimination of certain nonstrategic inventory and product lines (which costs are included in costs of sales).

9. INSTALLMENT NOTES PAYABLE

Notes due on financing of insurance premiums and equipment purchases bearing interest at 8.25% and 12.5% per annum, with the final payments due November, 2000 and August 2001, respectively.

10. LONG-TERM DEBT

The Company has a mortgage on its building in Bohemia, New York with the Roosevelt Savings Bank. The mortgage matures on June 1, 2001 and requires annual payments based upon a 10-year amortization schedule. Interest is at a fixed rate of 9.25%. Annual principal repayments of long-term debt are as follows:

October 31:
   1999                                                  $    58,382
   2000                                                       64,017
   2001                                                      498,637
                                                       =================
Total                                                    $   621,036
                                                       =================

11. INCOME TAXES

Components of the provision for income taxes are as follows:


                                              YEAR ENDED OCTOBER 31
                                     1998             1997             1996
                                ---------------- ---------------- --------------
Current:
   States and local                $  8,389         $  1,023         $  2,376
                                ================ ================ ==============
Total                              $  8,389         $  1,023         $  2,376
                                ================ ================ ==============


At October 31, 1998, the Company has available a federal net operating loss carryforward of approximately $5,300,000 for income tax purposes to offset future taxable income and which will expire in various years from 2006 through 2018. The Company has $25,000 of general business tax credit carryforwards available which expire in various years through 2008. The Company has provided a full valuation allowance on the net deferred tax asset which primarily consists of the net operating loss carryforwards and tax credit available.

12. STOCK OPTIONS

The Company's 1982 and 1988 stock option plans provide for the granting of stock options for up to 100,000 shares of the Company's common stock for each plan. The 1982 plan provides that only 40,000 options can be granted during any one fiscal year. The 1988 plan provides that no individual can receive in excess of $100,000, as determined by the fair market value of options during any calendar year. Under both plans, the option price per share is the fair market value at date of grant, except on the issuance of non-qualified options pursuant to the 1988 plan in which the option price is not less than 85% of the fair market value of the shares. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the shares. As of October 31, 1998 no further options are available for grant under the 1982 and 1988 stock option plans.

The Company has elected to comply with APB Opinion No. 25, and related interpretations in accounting for its employee stock options because the alternate fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models which were not developed for use in valuing employee stock options. Under APB Opinion No. 25, no compensation expense is recognized in connection with the grant of stock options under the stock option plans.

In accordance with SFAS No. 123, pro forma information regarding net (loss) and
(loss) per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant, using a Black Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively; risk-free interest rates of 5.0%, no dividend yields on the Common Stock, volatility factors of the expected market price of the Company's Common Stock of 1.029 and the weighted average expected life of the options is approximately 8 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate, and because the Company's employee stock options have characteristics significantly different from those of traded options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                      COMMON 1998
                                                   ------------------

Pro forma net (loss)                                 ($  902,000)
                                                   ==================
Pro forma net (loss) per common share--basic and
   diluted                                           $     (.36)
                                                   ==================

Information with respect to options during the years ended December 31, 1998, 1997 and 1996 under SFAS No. 123 is as follows:

                                           1998                         1997                        1996
                                                WEIGHTED                     WEIGHTED                    WEIGHTED
                                                 AVERAGE                     AVERAGE                     AVERAGE
                                                EXERCISE                     EXERCISE                    EXERCISE
                                  OPTIONS         PRICE        OPTIONS        PRICE        OPTIONS        PRICE
------------------------------- ------------- -------------- ------------- ------------- ------------- -------------

Options outstanding--beginning
   of year                           25,000       $ 1.35        25,000         $1.35        55,000         $1.73
Options granted:                                                                                 -
Incentive options                    60,000          .38             -          -                -
Options canceled and expired        (32,500)       (1.13)            -          -          (30,000)        (2.04)
                                ------------- -------------- ------------- ------------- ------------- -------------
Options outstanding--
   end of year                       52,500         $.38        25,000         $1.35        25,000         $1.35
                                ============= ============== ============= ============= ============= =============
Options exercisable at
   end of year                       52,500       $  .38        25,000         $1.35        25,000         $1.35
                                              ==============               =============               =============
                                =============                =============               =============
Weighted average fair value
   per share of options
   granted during the year             $.35
                                =============



Exercise prices for stock options outstanding and for options exercisable as of October 31, 1998 were as follows:

                           NUMBER               RANGE OF
      NUMBER             OF OPTIONS             EXERCISE
    OF OPTIONS          EXERCISABLE              PRICES
------------------- --------------------- ---------------------

        52,500              52,500             $   .38
=================== ===================== =====================

The weighted average remaining contractual life of the above-described stock options is 8 years.

Shares of common stock reserved for future issuance as of October 31, 1998 are as follows:

                                                 NUMBER
                                                OF SHARES
                                            ------------------

Stock options                                      52,500
Warrants issued                                   500,000
                                            ==================
                                                  552,500
                                            ==================

13. MAJOR CUSTOMERS

During the fiscal year ended October 31, 1998, three customers accounted for approximately 28%, 14% and 10% of revenues. During the fiscal year ended October 31, 1997, three customers accounted for approximately 27%, 22% and 14% of revenues. During the fiscal year ended October 31, 1996, one customer accounted for approximately 25% of revenues. The Company had export sales of approximately $93,000, $173,000 and $234,000 in fiscal 1998, 1997 and 1996, respectively.

14. RELATED PARTY TRANSACTIONS

The Company had contracted with Data Probe, Inc., which is majority owned by the Company's former president, to provide certain research and development and sales support services through July, 1996. The Company has incurred approximately $60,442 for the year ended October 31, 1996 in consideration for the aforementioned services.

For the years ended October 31, 1998 and 1997, the Company reimbursed Datatab, Inc., a subsidiary of Data Probe, Inc., $47,683 and $65,763, respectively, for services rendered by an employee of Datatab, Inc. for the Company.

On January 16, 1996, the Company signed a promissory note to an officer for a $30,000 loan, which was secured by certain test equipment. The note bore interest at 10% per annum, and was paid in full on July 16, 1997. Total interest payments for the year ended October 31, 1996 were $2,265. In addition, net loans of $6,883 were made by another officer which had no provision for interest and were paid on demand.

In addition, during 1998 the Company reimbursed Field Point Capital Management Company, an entity affiliated with the Investor/President, for services rendered in the amount of $31,500.

The Company is leasing space from Field Point Capital Management Company, a company 100% owned by the Company's President. From October 2, 1998 through January 31, 1999 the Company paid rental of $4,000 to Field Point Capital Management Company. Effective February 1, 1999, the Company will pay Field Point Capital Management Company $2,000 per month rent.

15. ROYALTY AGREEMENT

During March of 1997, the Company entered into a license agreement whereby the Company was granted the exclusive right and license worldwide to manufacture and sell PASSUR and ATMS systems for use with airline dispatch arrangements and in other aircraft flight tracking. The Company was also granted an exclusive license to sell PASSUR systems for noise applications in the United States. The company shall pay a royalty based on the number of PASSUR systems sold, subject to a minimum annual royalty of $50,000. This license agreement is in effect until the date of expiration of the last PASSUR patent to expire.

16. YEAR 2000 (UNAUDITED)

The Company has diligently studied the impact of the Year 2000 on the hardware and software it sells as well as its own internal systems.

The Company's top technical and development personnel have carefully reviewed the Company's PASSUR hardware product line and related software and are satisfied that they are Year 2000 compliant.

A review of Year 2000 compliance for the other products sold by the Company, radio modems and protocol converters, is continuing and should be completed by the middle of 1999.

A thorough review of the Company's internal systems is continuing. The Company is also working with suppliers and service providers with whom it does business to determine their Year 2000 compliance and to minimize any impact their noncompliance (if any) would have on the Company. These studies are also scheduled for completion by the middle of 1999.

16. YEAR 2000 (UNAUDITED) (CONTINUED)

To date, the Company has not found any area where a Year 2000 compliance problem with either its internal systems or outside providers could have a material adverse impact on any part of the Company's business operations.