Form 10-Q
period 1999-01-31
MEGADATA CORP
filed 1999-03-17
CIK 225628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period JANUARY 31, 1999


                                       OR


         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                           Commission file no. 0-7642
                                               ------


                              MEGADATA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEW YORK                                        11-2208938
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


66 FIELD POINT ROAD, GREENWICH, CONNECTICUT                             11716
-------------------------------------------                           ----------
 (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code: (203) 629-8757
                                                    --------------


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

     ======================================================================
     Common shares $.01 par value - The number of common shares outstanding as at March 12, 1999 was 2,511,600 (Exclusive of 691,500 shares in treasury)

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets



                                                               JANUARY 31,    OCTOBER 31,
                                                               (UNAUDITED)
                                                                1999             1998
                                                             -------------- --------------
ASSETS
Current assets:
   Cash                                                         $    88,499    $    17,731
   Accounts receivable                                               42,763         35,341
   Inventories                                                      373,376        266,916
   Prepaid expenses and other current assets                         57,117         58,931
                                                                -----------    -----------
Total current assets                                                561,755        378,919

Property, plant and equipment, net                                1,369,316      1,382,745
Other assets                                                         37,409         33,326
                                                                ===========    ===========
                                                                $ 1,968,480    $ 1,794,990
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                             $   204,102    $   136,016
   Accrued expenses and taxes                                       273,937        354,439
   Accrued expenses--related parties                                 49,554         13,898
   Notes payable--related party                                     175,000        175,000
   Deferred income                                                  159,899         90,519
   Installment note payable                                          25,403         33,230
   Current portion of long-term debt                                 59,742         58,382
                                                                -----------    -----------
Total current liabilities                                           947,637        861,484

Notes payable--related party, less current portion                  400,000         25,000
Installment note payable, less current portion                       34,542         37,894
Long-term debt                                                      547,199        562,654
                                                                -----------    -----------
                                                                  1,929,378      1,487,032

Stockholders' equity:
   Common shares--authorized 5,000,000 shares, par value
     $.01 per share; issued 3,203,100 shares in 1999 and 1998        32,031         32,031
   Additional paid-in capital                                     2,460,653      2,460,653
   Accumulated deficit                                             (836,357)      (567,501)
                                                                -----------    -----------
                                                                  1,656,327      1,925,183
   Less cost of 691,500 common shares held in treasury            1,617,225      1,617,225
                                                                -----------    -----------
Total stockholders' equity                                           39,102        307,958
                                                                ===========    ===========
                                                                $ 1,968,480    $ 1,794,990
                                                                ===========    ===========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                        1999           1998
                                                  -----------------------------

Revenues:
   Net sales                                       $   131,940      $   401,008
   Service                                               5,368            9,330
                                                   -----------      -----------
Total revenues                                         137,308          410,338

Cost and expenses:
   Cost of sales                                       109,026          198,341
   Cost of service                                      18,172           19,411
   Research and development                             30,945           30,373
   General and administrative expenses                 224,531          103,074
                                                   -----------      -----------
                                                       382,674          351,199
                                                   -----------      -----------

(Loss) income from operations                         (245,366)          59,139

Other income (expense):
   Interest income                                         491            3,402
   Interest expense                                    (15,150)         (15,688)
   Interest expense--related party                      (8,331)          (4,406)
   Other income                                           --                 80
                                                   ===========      ===========
Net (loss) income                                  $  (268,856)     $    42,527
                                                   ===========      ===========

Net (loss) income per common share--basic
   and diluted                                     $      (.11)     $       .02
                                                   ===========      ===========

Weighted average number of common shares
   outstanding--basic and diluted                    2,511,600        2,511,600
                                                   ===========      ===========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                            1999        1998
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                        $(268,856)   $  42,527
Adjustment to reconcile net (loss) income to net cash
   used in operating activities:
     Depreciation                                           17,079       20,142
     Changes in operating assets and liabilities:
       Accounts receivable                                  (7,422)     (14,379)
       Inventories                                        (106,460)      10,421
       Prepaid expenses and other current assets             1,814       22,355
       Other assets                                         (4,083)      (3,510)
       Accounts payable                                     68,086      (84,906)
       Accrued expenses and other current liabilities       24,534       (6,876)
                                                         ---------    ---------
Total adjustments                                           (6,452)     (56,753)
                                                         ---------    ---------
Net cash used in operating activities                     (275,308)     (14,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        (3,650)      (7,027)
                                                         ---------    ---------
Net cash used in investing activities                       (3,650)      (7,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in other assets--deferred mortgage cost              --          1,470
Proceeds from notes payable--related party                 400,000         --
Payments of notes payable - related party                  (25,000)     (60,110)
Payments of installment note                               (11,179)      (5,613)
Payments of long-term debt                                 (14,095)     (12,854)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        349,726      (77,107)
                                                         ---------    ---------

Increase (decrease) in cash                                 70,768      (98,360)
Cash--beginning of fiscal year                              17,731      318,595
                                                         =========    =========
Cash--at January 31, 1999                                $  88,499    $ 220,235
                                                         =========    =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                January 31, 1999


1. BUSINESS

Megadata Corporation (the "Company") designs and manufactures specialized computer equipment with applications in the aviation and communication industries. Its product line includes: PASSUR (Passive Secondary Surveillance Radar) systems which monitor air traffic in real time: SA9600 Wireless Radio
Moderns: MURS, ALCX and RESNET airline reservation access systems; as well as customized hardware and software which enable the Company's products to fit its customers' specific requirements.

2. BASIS OF PRESENTATION

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual report for the year ended October 31, 1998 on Form 10-K filed with the SEC; the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of Megadata Corporation at January 31, 1999 and the consolidated results of operations for the three month periods ended January 31, 1999 and 1998 and the consolidated statements of cash flows for the three months ended January 31, 1999 and 1998.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations for the fiscal year ending October 31, 1999.

3. INVENTORIES

Inventories have been computed using the lower of cost (first-in, first-out method) or market for the current quarter.

4. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the period between September 18, 1996 and June 6, 1997 the Company signed agreements with a private investor (the "Investor") that provided for three loans of $100,000 each, of which $200,000 was received in 1996 and $100,000 was received in 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In addition, as part of the above financings, stock warrants were awarded for the purchase of up to 1,400,000 common shares at prices between $0.71 and $1.25 per share. The warrants for 200,000 of such shares (at $0.75 per share) would only be exercisable after the purchase by the Investor of the first 700,000 shares. The warrant for an additional 500,000 of such shares (at $1.25 per share) becomes exercisable from November 1, 2000 through October 31, 2001, assuming the prior exercise of the 200,000 share warrant.

On June 6, 1997, the Investor and his affiliate purchased 700,000 shares for $0.71 per share, for a total of $500,000 ($400,000 in cash and $100,000 by cancellation of the first $100,000 note).

On October 31, 1997, the Investor and two other directors purchased 200,000 shares for $150,000. The purchase of these shares made effective the stock purchase warrant, that gives the Investor and his affiliates the right to purchase 500,000 shares at $1.25 per share. This warrant expires October 31, 2001, and is exercisable during the year preceding expiration.

On July 30, 1997, the remaining notes totalling $200,000 were amended and restated by a new note bearing interest at 9% per annum, with quarterly payments of $25,000 plus accrued interest due on the last business day of each calendar quarter, commencing December 31, 1997, with any remaining balance being due July 30, 1999. The note is secured by the Company's assets excluding its building.

During 1997, the Investor was elected a director of the Company and Chairman of the Board. On October 2, 1998, the Investor was named to the additional post of President and Chief Executive Officer.

During the first quarter of fiscal 1999, the Investor made additional loans to the Company aggregating $400,000 The loans are evidenced by promissory notes issued by the Company which are payable quarterly, maturing at various dates from March 31, 2000 through December 31, 2000. The Investor advanced the Company $200,000 subsequent to January 31, 1999. As of March 12, 1999, the total notes payable due to the Investor is $775,000.

During the quarter ended January 31, 1999, the Company reimbursed Field Point Capital Management Company ("FPCM"), an entity controlled by the Investor, for sales and marketing services approximating $27,000.

The Company is also leasing space from FPCM. During the first quarter of fiscal 1999 the rent to be paid by the Company to FPCM aggregated $3,000. Effective February 1, 1999, the Company will pay FPCM rent of $2,000 per month on a month to month basis.

                      Megadata Corporation and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------


RESULTS OF OPERATIONS
---------------------

REVENUE
-------

Revenue during the three months ended January 31, 1999 decreased by approximately $273,000, or 67%, as compared to the corresponding period ended January 31, 1998. Decreases in revenues occurred in the following sales categories: PASSUR Systems and PASSUR Upgrades, Radio Modems, Protocol Converters and UNIX Systems. An increase in revenue resulted from PASSUR System maintenance contracts and repairs.

The Company did not sell any PASSUR Systems during the first quarter of fiscal 1999. The Company is building additional PASSURs which it plans to install at major airports and will offer to sell the data which they generate to airline customers. Management believes that, with the increased sales and marketing effort for the PASSUR product line, additional revenues from the sale of products and data services can be realized in the coming fiscal year.

Management is reviewing product offerings and the performance of product lines in which revenue has decreased over the last two fiscal years.

COST OF SALES AND SERVICE
-------------------------

During the quarter ended January 31, 1999, cost of sales and service decreased by approximately $91,000, or 42%, over the same quarter of 1998. The decrease was due to the lack of PASSUR and other product sales, as well as the building for inventory of additional PASSURs to be installed at major airports and to be operated by the Company or offered for sale to third parties. In addition, during the quarter ended January 31, 1999, a significant portion of the manufacturing and service production staff's time was redirected in an effort to prepare the Company's building in Bohemia, New York, for sale.

Cost of service was slightly lower for the period ending January 31, 1999, as compared to the same period of 1998.

As a result of the restructuring underway by the Company (See Footnote 8 to the Company's Consolidated Financial Statements for the fiscal year ended October 31, 1998), and the planned move to a smaller, less expensive facility, fixed costs should be reduced after the building is sold.

RESEARCH AND DEVELOPMENT
------------------------

The Company's research and development expenses remained approximately the same in the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. The Company anticipates continuing to incur research and development expenditures approximately at current levels. Research and development efforts include activities associated with maintenance, enhancement, and improvement of the Company's existing hardware and software.

GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses increased by approximately $121,000, or 118%, during the first three months of fiscal 1999 as compared to the same period in fiscal 1998, primarily due to the Company significantly increasing the sales and marketing budget for its major PASSUR System product line. As part of the increased sales and marketing effort, the Company hired a Vice President of Sales and Marketing and a full time Controller, and also retained the services of two sales consultants. Salaries, consulting, travel, as well as advertising and promotion expenses accounted for most of the general and administrative expense increase.

RESTRUCTURING CHARGE
--------------------

In October 1998, the Company announced a Restructuring Plan in which it will focus its attention primarily on its PASSUR line of passive radar systems. As part of this restructuring, the Company will move its corporate headquarters and national sales office to Greenwich, Connecticut. The Company has offered for sale its building in Bohemia, New York. After the building is sold, the Company will move its manufacturing and research and development facility to a smaller, more modern, and less expensive facility in the same area. (See Footnote 8 to the Company's Consolidated Financial Statements for the fiscal year ended October 31, 1998.)

NET LOSS
--------

The Company incurred a net loss of $268,856, or $.11 per common share, during the three month period ended January 31, 1999. In the same period of fiscal 1998, the Company generated net income of $42,527, or $.02 per common share.

As anticipated by the management of the Company, during the quarter ended January 31, 1999, costs and expenses were higher than total revenue which resulted in a loss from operations of $245,366. The lack of PASSUR related sales contributed to the lower revenue.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 31, 1999, the Company's current liabilities exceeded current assets by $385,882. Management will address this working capital deficiency by reducing operating expenses as outlined in its restructuring plan, utilizing cash proceeds from the proposed sale of the building for working capital purposes and, if required, by obtaining external financing.

Since the increased sales effort began in August 1998, the Company has seen positive signs that its PASSUR product line could provide additional revenue in fiscal 1999.

The Company cannot predict if increased sales will materialize. Increased competition, and continued budget constraints at its clients, could impact this potential growth in revenue. If sales do not increase, additional losses may occur and could continue. The extent of such profits or losses will be dependent on the sales volume achieved.

THE YEAR 2000 ISSUE
-------------------

The Company has diligently studied the impact of the Year 2000 on the hardware and software it sells, as well as its own internal systems.

The Company's technical and development personnel have carefully reviewed the Company's PASSUR hardware product line and related software and have determined that they are Year 2000 compliant.

A review of Year 2000 compliance for the other products sold by the Company, radio modems and protocol converters, is continuing and should be completed by the middle of 1999.

A thorough review of the Company's internal systems is continuing and will be completed by July 31, 1999. Remediation will be performed internally by existing employees and completed by year end. No outside consulting services are expected to be required. The Company is working with vendors and service providers with whom it does business to determine their Year 2000 compliance to ensure that there is no adverse effect on the Company. These studies are also scheduled for completion by the July 31, 1999.

To date, the Company has not found any area where a Year 2000 compliance problem with either its internal systems or outside providers could have a material adverse impact on any part of the Company's business operations.

MARKET RISKS
------------

The Company does not have any significant financial instruments that are sensitive to market risks.

RISK FACTORS; FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" above) contain forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the product and its use in flight dispatch. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.

M. SALES OF UNREGISTERED SECURITIES:
                 NONE

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.
                  NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                  NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  NONE

ITEM 5. OTHER INFORMATION.
                  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibit 27.1 - Financial Data Schedule

        (b)   Reports on Form 8-K
                   Form 8-K/A filed November 13, 1998 as dated
                   October 28, 1998 Form 8-K filed November 6,
                   1998 as dated October 28, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATED:  MARCH 12, 1999.             /s/ G. S. BECKWITH GILBERT
                                    ------------------------------------
                                        G. S. Beckwith Gilbert, Chairman,
                                        President, and Chief Executive Officer


DATED:  MARCH 12, 1999.             /s/ HERBERT E. SHAVER
                                    -------------------------------------
                                        Herbert E. Shaver, Controller
                                        (Principal Financial and Accounting
                                        Officer)