Form 10-Q
period 1999-04-30
MEGADATA CORP
filed 1999-06-15
CIK 225628

PAGE 1 OF 14

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period APRIL 30, 1999


                                       OR


         TRANSITION REPORT PURSUANT TO SECCURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                           Commission file no. 0-7642


                              MEGADATA CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEW YORK                                    11-2208938
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


 47 ARCH STREET, GREENWICH, CONNECTICUT                      06830
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (203) 629-8757
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

                               Yes    X               No

     ======================================================================
           Common shares $.01 par value - The number of common shares outstanding as at June 11, 1999 was 2,511,600
                    (Exclusive of 691,500 shares in treasury)

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                  APRIL 30,      OCTOBER 31,
                                                                (UNAUDITED)
                                                                   1999             1998
                                                               ------------     -------------
ASSETS
Current assets:
   Cash                                                         $    88,269    $    17,731
   Accounts receivable                                               41,698         35,341
   Inventories                                                      436,792        266,916
   Prepaid expenses and other current assets                         43,201         58,931
                                                                -----------    -----------
Total current assets                                                609,960        378,919

Property, plant and equipment, net                                1,394,126      1,382,745
Other assets                                                         31,993         33,326
                                                                ===========    ===========
                                                                $ 2,036,079    $ 1,794,990
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                             $   212,914    $   136,016
   Accrued expenses and taxes                                       268,936        354,439
   Accrued expenses--related parties                                  6,975         13,898
   Notes payable--related party                                     350,000        175,000
   Deferred income                                                  132,839         90,519
   Installment note payable                                          19,426         33,230
   Current portion of long-term debt                                 61,134         58,382
                                                                -----------    -----------
Total current liabilities                                         1,052,224        861,484

Notes payable--related party, less current portion                  600,000         25,000
Installment note payable, less current portion                       32,675         37,894
Long-term debt                                                      531,383        562,654
                                                                -----------    -----------
                                                                  2,216,282      1,487,032

Stockholders' equity:
   Common shares--authorized 5,000,000 shares, par value
     $.01 per share; issued 3,203,100 shares in 1999 and 1998        32,031         32,031
   Additional paid-in capital                                     2,460,653      2,460,653
   Accumulated deficit                                           (1,055,662)      (567,501)
                                                                -----------    -----------
                                                                  1,437,022      1,925,183
   Less cost of 691,500 common shares held in treasury            1,617,225      1,617,225
                                                                -----------    -----------
Total stockholders' equity                                         (180,203)       307,958
                                                                ===========    ===========
                                                                $ 2,036,079    $ 1,794,990
                                                                ===========    ===========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                      SIX MONTHS ENDED APRIL 30,
                                                        1999            1998
                                                   -----------      -----------
Revenues:
   Net sales                                       $   378,311      $   633,373
   Service                                              14,528           37,799
                                                   -----------      -----------
Total revenues                                         392,839          671,172

Cost and expenses:
   Cost of sales                                       215,220          359,734
   Cost of service                                      39,224           37,938
   Research and development                             61,107           60,215
   General and administrative expenses                 509,975          238,396
                                                   -----------      -----------
                                                       825,526          696,283
                                                   -----------      -----------

Loss from operations                                  (432,687)         (25,111)

Other income (expense):
   Interest income                                       1,060            5,584
   Interest expense                                    (29,972)         (31,078)
   Interest expense--related party                     (26,562)         (10,881)
   Other income                                           --                 80
                                                   ===========      ===========
Loss income                                        $  (488,161)     $   (61,406)
                                                   ===========      ===========

Net loss per common share--basic
   and diluted                                     $      (.19)     $      (.02)
                                                   ===========      ===========

Weighted average number of common shares
   outstanding--basic and diluted                    2,511,600        2,511,600
                                                   ===========      ===========

                                                                    Page 3 of 14





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    THREE MONTHS ENDED APRIL 30,
                                                        1999            1998
                                                   -----------      -----------
Revenues:
   Net sales                                       $   246,371      $   232,365
   Service                                               9,160           28,469
                                                   -----------      -----------
Total revenues                                         255,531          260,834

Cost and expenses:
   Cost of sales                                       106,194          161,393
   Cost of service                                      21,052           18,527
   Research and development                             30,162           29,842
   General and administrative expenses                 285,444          135,322
                                                   -----------      -----------
                                                       442,852          345,084
                                                   -----------      -----------

Loss from operations                                  (187,321)         (84,250)

Other income (expense):
   Interest income                                         569            2,182
   Interest expense                                    (14,822)         (15,390)
   Interest expense--related party                     (18,231)          (6,475)
   Other income                                           --               --
                                                   ===========      ===========
Net loss                                           $  (219,805)     $  (103,933)
                                                   ===========      ===========

Net loss per common share--basic
   and diluted                                     $      (.08)     $      (.04)
                                                   ===========      ===========

Weighted average number of common shares
   outstanding--basic and diluted                    2,511,600        2,511,600
                                                   ===========      ===========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                      SIX MONTHS ENDED APRIL 30,
                                                            1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(488,161)   $ (61,406)
Adjustment to reconcile net (loss) income to net cash
   used in operating activities:
     Depreciation                                           34,159       38,494
     Changes in operating assets and liabilities:
       Accounts receivable                                  (6,357)     163,517
       Inventories                                        (169,876)      23,080
       Prepaid expenses and other current assets            15,730       30,726
       Other assets                                          1,333       (1,533)
       Accounts payable                                     76,898     (121,838)
       Accrued expenses and other current liabilities      (50,106)     (82,253)
                                                         ---------    ---------
Total adjustments                                          (98,219)      50,193
                                                         ---------    ---------
Net cash used in operating activities                     (586,380)     (11,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (45,540)     (16,724)
                                                         ---------    ---------
Net cash used in investing activities                      (45,540)     (16,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in other assets--deferred mortgage cost              --          2,940
Proceeds from notes payable--related party                 825,000         --
Payments of notes payable - related party                  (75,000)    (139,215)
Payments of installment note                               (19,023)     (11,592)
Payments of long-term debt                                 (28,519)     (26,008)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        702,458     (173,875)
                                                         ---------    ---------

Increase (decrease) in cash                                 70,538     (201,812)
Cash--at November 1, 1998                                   17,731      318,595
                                                         =========    =========
Cash--at April 30, 1999                                  $  88,269    $ 116,783
                                                         =========    =========








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 1999


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

         2. BASIS OF PRESENTATION

         The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual report for the year ended October 31, 1998 on Form 10-K filed with the SEC; the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of Megadata Corporation at April 30, 1999 and the consolidated results of operations for the three and six month periods ended April 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended April 30, 1999 and 1998.

         The results of operations for the interim periods stated above are not necessarily indicative of the results of operations for the full fiscal year.

         3. INVENTORIES

         Inventories have been computed using the lower of cost (first-in, irst-out method) or market.

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

                    During the first six months of fiscal 1999, the Investor made additional loans to the Company aggregating $825,000. The loans are evidenced by promissory notes issued by the Company which are payable quarterly, maturing at various dates from March 31, 2000 through March 31, 2001. The Investor advanced the Company $100,000 subsequent to April 30, 1999. As of June 12, 1999, the total notes payable due to the Investor is $1,050,000.

                    During the quarter ended January 31, 1999, the Company reimbursed Field Point Capital Management Company ("FPCM"), an entity controlled by the Investor, for sales and marketing services approximating $27,000.

                    The Company is also leasing space from FPCM. During the six months of fiscal 1999, the rent to be paid by the Company to FPCM aggregated $6,000. Effective February 1, 1999, the Company will pay FPCM rent of $1,000 per month on a month to month basis.

                    On May 28, 1999, an affiliate of Yitzhak N. Bachana, a director of the Company, sold 20,000 shares of the Company's stock to Bruce N. Whitman, another director of the Company.

                      Megadata Corporation and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------

         RESULTS OF OPERATIONS
         ---------------------

         REVENUE
         -------

                  Revenue during the six months ended April 30, 1999 decreased by approximately $278,000, or 41%, as compared to the corresponding period ended April 30, 1998. Decreases in revenues occurred in the following sales categories: PASSUR Systems and PASSUR Upgrades, Radio Modems, Protocol Converters and UNIX Systems. An increase in revenue resulted from PASSUR System maintenance contracts and miscellaneous repairs.

                  Revenue during the three months ended April 30, 1999 decreased by approximately $5,000, or 2%, as compared to the corresponding period ended April 30, 1998. Decreases in revenues occurred in the following sales categories: PASSUR Systems and, Radio Modems, Protocol Converters and UNIX Systems. An increase in revenue resulted from PASSUR System maintenance, PASSUR Upgrades, and miscellaneous contracts and repairs.

                  The Company did not sell any PASSUR Systems during the first six months of fiscal 1999. The Company is building additional PASSURs which it plans to install at major airports and will offer to sell the data which they generate to airline customers. During the second quarter of Fiscal 1999, the Company installed a PASSUR System, on a trial basis, for a major airline. Management believes that, with the increased sales and marketing effort for the PASSUR product line, additional revenues from the sale of products and data services can be realized in the coming fiscal year.

                  Management is reviewing product offerings and the performance of product lines in which revenue has decreased over the last two fiscal years.

         COST OF SALES AND SERVICE
         -------------------------

                  During the six month period ending April 30, 1999, cost of sales decreased by approximately $145,000, or 40%, over the same period of fiscal 1998. The decrease was due to the lack of PASSUR and other product sales, as well as the building for inventory of additional PASSURs to be installed at major airports and to be operated by the Company or offered for sale to third parties. In addition, during the quarter ended January 31, 1999, a significant portion of the manufacturing and service production staff's time was redirected in an effort to prepare the Company's building in Bohemia, New York, for sale.

                  During the quarter ended April 30, 1999, cost of sales decreased by approximately $55,000, or 34%, over the same quarter of 1998. The decrease was due to the lack of PASSUR and other product sales, as well as the building for inventory of additional PASSURs to be installed at major airports and to be operated by the Company or offered for sale to third parties.

                  Cost of service was slightly higher for both the six and three month periods ending Apirl 30, 1999 as compared to the same periods of 1998.

                  As a result of the restructuring underway by the Company (See Footnote 8 to the Company's Consolidated Financial Statements for the fiscal year ended October 31, 1998), and the planned move into smaller, less expensive space, fixed costs should be reduced after the building is sold.

         RESEARCH AND DEVELOPMENT
         ------------------------

                  The Company's research and development expenses remained approximately the same in the first two quarters of fiscal 1999 as compared to the same period in fiscal 1998. The Company anticipates continuing to incur research and development expenditures approximately at current levels. Research and development efforts include activities associated with maintenance, enhancement, and improvement of the Company's existing hardware and software.

         GENERAL AND ADMINISTRATIVE
         --------------------------

                  General and administrative expenses increased by approximately $272,000, or 114%, during the first six months of fiscal 1999 as compared to the same period in fiscal 1998, primarily due to the Company significantly increasing the sales and marketing budget for its major PASSUR System product line. As part of the increased sales and marketing effort, the Company hired a Vice President of Sales and Marketing and a full time Controller, and also retained the services of two sales consultants. The consultants were engaged primarily to help optimize the benefits of the initial phase of the increased marketing efforts under the direction of the Vice President of Marketing. The two consultants' agreements terminated during the second quarter of fiscal 1999 and the Company did not renew them. Salaries, consulting, travel, as well as advertising and promotion expenses accounted for most of the general and administrative expense increase.

                  General and administrative expenses increased by approximately $150,000, or 111%, during the second quarter of fiscal 1999 as compared to the same period in fiscal 1998, primarily due to the Company significantly increasing the sales and marketing budget for its major PASSUR System product line. Salaries, consulting, travel, as well as advertising and promotion expenses accounted for most of the general and administrative expense increase.

         RESTRUCTURING CHARGE
         --------------------

                  In October 1998, the Company announced a restructuring plan in which it will focus its attention primarily on its PASSUR line of passive radar systems. As part of this restructuring, the Company will move its corporate headquarters and national sales office to Greenwich, Connecticut. The Company has offered for sale its building in Bohemia, New York. After the building is sold, the Company will move its manufacturing and research and development facility into smaller space in the same area. (See Footnote 8 to the Company's Consolidated Financial Statements for the fiscal year ended October 31, 1998.)

         NET LOSS
         --------

                  The Company incurred a net loss of $488,161, or $.19 per common share, during the six month period ended April 30, 1999. In the same period of fiscal 1998, the Company incurred a net loss of $61,406, or $.02 per common share.

                  The Company incurred a net loss of $219,805, or $.08 per common share, during the three month period ended April 30, 1999. In the same period of fiscal 1998, the Company incurred a net loss of $103,933, or $.04 per common share.

                  As anticipated by the management of the Company, during the quarter and six month periods ended April 30, 1999, costs and expenses were higher than total revenue. The lack of PASSUR related sales contributed to the lower revenue.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

                  At April 30, 1999, the Company's current liabilities exceeded current assets by $442,264. Management will address this working capital deficiency by reducing operating expenses as outlined in its restructuring plan and, if required, by obtaining external financing.

                  The Company has entered into a contract to sell the building which houses its manufacturing facility in Bohemia, NY. The Company is presently negotiating to lease back from the buyer the portion of the building it presently occupies. The rental agreement, if concluded, will be entered into at the closing. Both the sale and lease are anticipated to happen before the end of fiscal 1999. If the sale is completed, the Company will utilize the cash proceeds for working capital purposes.

                  Since the increased sales effort began in August 1998, the Company has seen positive signs that its PASSUR product line could provide additional revenue in fiscal 1999. However, the Company cannot predict if increased sales will materialize. Increased competition, and continued budget constraints at its clients, could impact this potential growth in revenue. If sales do not increase, additional losses may occur and could continue. The extent of such profits or losses will be dependent on the sales volume achieved.

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

                 A review of Year 2000 compliance for the other products sold by the Company, radio modems and protocol converters, is continuing and should be completed by the third quarter of fiscal 1999.

                 A thorough review of the Company's internal systems is continuing and will be completed by July 31, 1999. Remediation will be performed internally by existing employees and completed by year end. No outside consulting services are expected to be required. The Company is working with vendors and service providers with whom it does business to determine their Year 2000 compliance to ensure that there is no adverse effect on the Company. These studies are also scheduled for completion by July 31, 1999.

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

                                     PART II

         ITEM 1. LEGAL PROCEEDINGS.
                           NONE

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
                           NONE

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                           NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                           On June 8, 1999, the Registrant began mailing to its security holders proxy solicitation material for the Company's 1999 annual meeting to be held on July 14, 1999. The matters to be voted upon at such meeting are specified in such materials.

         ITEM 5. OTHER INFORMATION.
                           NONE

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                      (a)   Exhibit 27.1 - Financial Data Schedule

                      (b)   Reports on Form 8-K
                                    NONE

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


         DATED:  JUNE 14, 1999.            /s/ G. S. Beckwith Gilbert
                                           -------------------------------------
                                           G. S. Beckwith Gilbert, Chairman,
                                           President, and Chief
                                           Executive Officer


         DATED:  JUNE 14, 1999.            /s/ Herbert E. Shaver
                                           -------------------------------------
                                            Herbert E. Shaver, Controller
                                           (Principal Financial and
                                           Accounting Officer)