Form 10-Q
period 1999-07-31
MEGADATA CORP
filed 1999-09-14
CIK 225628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


           X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period July 31, 1999


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                           Commission file no. 0-7642
                                               ------


                              MEGADATA CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


           New York                                     11-2208938
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


47 Arch Street, Greenwich, Connecticut                               06830
--------------------------------------                             ---------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (203) 629-8757
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

                              Yes    X               No
                                   -----

     ======================================================================

    Common shares $.01 par value - The number of common shares outstanding as at September 14, 1999 was 2,511,600 (Exclusive of 691,500 shares in treasury)

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                    JULY 31, OCTOBER 31,
                                                                   1999             1998
                                                                (UNAUDITED)
                                                                -----------   -----------
ASSETS
Current assets:
   Cash                                                         $    14,486    $    17,731
   Accounts receivable                                              426,021         35,341
   Inventories                                                      386,766        266,916
   Prepaid expenses and other current assets                         46,252         58,931
                                                                -----------    -----------
Total current assets                                                873,525        378,919

Property, plant and equipment, net                                1,500,836      1,382,745
Other assets                                                         45,599         33,326
                                                                ===========    ===========
                                                                $ 2,419,960    $ 1,794,990
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                             $   271,587    $   136,016
   Accrued expenses and taxes                                       295,955        354,439
   Accrued expenses--related parties                                 43,512         13,898
   Notes payable--related party                                     625,000        175,000
   Deferred income                                                  105,645         90,519
   Installment note payable                                          13,448         33,230
   Current portion of long-term debt                                 62,559         58,382
                                                                -----------    -----------
Total current liabilities                                         1,417,706        861,484

Notes payable--related party, less current portion                  575,000         25,000
Installment note payable, less current portion                       32,291         37,894
Long-term debt                                                      515,199        562,654
                                                                -----------    -----------
                                                                  2,540,196      1,487,032

Stockholders' equity (deficiency):
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 3,203,100 shares in 1999 and 1998        32,031         32,031
   Additional paid-in capital                                     2,460,653      2,460,653
   Accumulated deficit                                             (995,695)      (567,501)
                                                                -----------    -----------
                                                                  1,496,989      1,925,183
   Less cost of 691,500 common shares held in treasury            1,617,225      1,617,225
                                                                -----------    -----------
Total stockholders' equity (deficiency)                            (120,236)       307,958
                                                                ===========    ===========
                                                                $ 2,419,960    $ 1,794,990
                                                                ===========    ===========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                      NINE MONTHS ENDED JULY 31,
                                                        1999            1998
                                                   -----------------------------
Revenues:
   Net sales                                       $   904,837      $   848,269
   Service                                              19,768           44,413
                                                   -----------      -----------
Total revenues                                         924,605          892,682

Cost and expenses:
   Cost of sales                                       343,368          512,675
   Cost of service                                      57,763           54,618
   Research and development                             91,337           91,355
   General and administrative expenses                 766,253          385,121
                                                   -----------      -----------
                                                     1,258,721        1,043,769
                                                   -----------      -----------

Loss from operations                                  (334,116)        (151,087)

Other income (expense):
   Interest income                                       1,480            7,008
   Interest expense                                    (44,458)         (46,481)
   Interest expense--related party                     (51,100)         (11,368)
   Other income                                           --                 80
                                                   ===========      ===========
Net loss                                           $  (428,194)     $  (201,848)
                                                   ===========      ===========

Net loss per common share--basic
   and diluted                                     $      (.17)     $      (.08)
                                                   ===========      ===========

Weighted average number of common shares
   outstanding--basic and diluted                    2,511,600        2,511,600
                                                   ===========      ===========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    THREE MONTHS ENDED JULY 31,
                                                        1999            1998
                                                   -----------------------------
Revenues:
   Net sales                                       $   526,526      $   214,896
   Service                                               5,240            6,614
                                                   -----------      -----------
Total revenues                                         531,766          221,510

Cost and expenses:
   Cost of sales                                       128,148          152,941
   Cost of service                                      18,539           16,680
   Research and development                             30,230           31,140
   General and administrative expenses                 256,278          146,725
                                                   -----------      -----------
                                                       433,195          347,486
                                                   -----------      -----------

Income (loss) from operations                           98,571         (125,976)

Other income (expense):
   Interest income                                         420            1,424
   Interest expense                                    (14,486)         (15,403)
   Interest expense--related party                     (24,538)            (487)
   Other income                                           --               --
                                                   ===========      ===========
Net income (loss)                                  $    59,967      $  (140,442)
                                                   ===========      ===========

Net income (loss) per common share--basic
   and diluted                                     $       .02      $      (.06)
                                                   ===========      ===========

Weighted average number of common shares
   outstanding--basic and diluted                    2,511,600        2,511,600
                                                   ===========      ===========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                        NINE MONTHS ENDED JULY 31,
                                                              1999           1998
                                                        ---------------------------
Cash flows from operating activities
Net income (loss)                                       $  (428,194)   $  (201,848)
Adjustment to reconcile net (loss) income to net cash
   used in operating activities:
     Depreciation                                            51,238         55,414
     Changes in operating assets and liabilities:
       Accounts receivable                                 (390,680)       255,875
       Inventories                                         (119,850)        31,381
       Prepaid expenses and other current assets             12,679         (4,766)
       Other assets                                         (12,273)       (41,097)
       Accounts payable                                     135,571        (71,518)
       Accrued expenses and other current liabilities       (13,743)       (90,268)
                                                        -----------    -----------
Total adjustments                                          (337,058)       135,021
                                                        -----------    -----------
Net cash used in operating activities                      (765,252)       (66,827)

Cash flows from investing activities
Capital expenditures                                       (169,329)       (20,106)
                                                        -----------    -----------
Net cash used in investing activities                      (169,329)       (20,106)

Cash flows from financing activities
Decrease in other assets--deferred mortgage cost               --            4,409
Proceeds from notes payable--related party                1,075,000           --
Payments of notes payable - related party                   (75,000)      (164,215)
Payments of installment note                                (25,386)        49,228
Payments of long-term debt                                  (43,278)       (39,468)
                                                        -----------    -----------
Net cash provided by (used in) financing activities         931,336       (150,046)
                                                        -----------    -----------

Decrease in cash                                             (3,245)      (236,979)
Cash--at beginning of fiscal year                            17,731        318,595
                                                        ===========    ===========
Cash--at July 31, 1999                                  $    14,486    $    81,616
                                                        ===========    ===========








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 1999


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

2. BASIS OF PRESENTATION

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual report for the year ended October 31, 1998 on Form 10-K filed with the SEC; the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of Megadata Corporation at July 31, 1999 and the consolidated results of operations for the three and nine month periods ended July 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended July 31, 1999 and 1998.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations for the full fiscal year.

3. INVENTORIES

Inventories have been computed using the lower of cost (first-in, first-out method) or market.

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

         During the first nine months of fiscal 1999, the Investor made additional loans to the Company aggregating $1,075,000. The loans are evidenced by promissory notes issued by the Company which are payable quarterly, maturing at various dates from March 31, 2000 through March 31, 2001. The Investor advanced the Company $50,000 subsequent to July 31, 1999. As of September 14, 1999, the total notes payable due to the Investor is $1,250,000.

         During the quarter ended January 31, 1999, the Company reimbursed Field Point Capital Management Company ("FPCM"), an entity controlled by the Investor, for sales and marketing services approximating $27,000.

         The Company is also leasing space from FPCM. During the nine months of fiscal 1999, the lease expense aggregated $9,000. Effective February 1, 1999, the lease expense is $1,000 per month on a month to month basis.

                      Megadata Corporation and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                --------------------------------------------------


RESULTS OF OPERATIONS
---------------------

REVENUE
-------

         Revenue during the nine months ended July 31, 1999, increased by approximately $32,000, or 4%, as compared to the corresponding period ended July 31, 1998. Increases in revenues occurred in the following sales categories:
PASSUR Systems and PASSUR System maintenance contracts and miscellaneous repairs. Decreases in revenue occurred in PASSUR Upgrades, Radio Modems, Protocol Converters and UNIX Systems.

         Revenue during the three months ended July 31, 1999, increased by approximately $310,000, or 140%, as compared to the corresponding period ended July 31, 1998. Increases in revenue resulted from PASSUR Systems, PASSUR repairs, and PASSUR System maintenance. Decreases in revenues occurred in the following sales categories: PASSUR System upgrades, Radio Modems, Protocol Converters, and UNIX Systems.

         The Company sold two PASSUR Systems during the third quarter of fiscal 1999. The Company has installed two other PASSUR units at major airports in the first nine months of fiscal 1999 and will offer to sell the data which they generate to airline customers and has plans to install an additional six units at airports before the end of the current fiscal year. Management believes that, with the increased sales and marketing effort for the PASSUR product line, additional revenues from the sale of products and data services can be realized in the coming fiscal year.

         Management is reviewing product offerings and the performance of product lines in which revenue has decreased over the last two fiscal years.

COST OF SALES AND SERVICE
-------------------------

         During the nine month period ending July 31, 1999, cost of sales decreased by approximately $169,000, or 33%, over the same period of fiscal 1998. The decrease was due to the low level of PASSUR and other product sales in the first two quarters of fiscal 1999. In addition, during the quarter ended January 31, 1999, a significant portion of the manufacturing and service production staff's time was redirected in an effort to prepare the Company's building in Bohemia, New York, for sale.

         During the quarter ended July 31, 1999, cost of sales decreased by approximately $25,000, or 16%, over the same quarter of 1998. The decrease was due to the low level of non PASSUR sales.

         Cost of service was slightly higher for both the nine and three month periods ending July 31, 1999 as compared to the same periods of 1998.

         As a result of the restructuring underway by the Company (See Footnote 8 to the Company's Consolidated Financial Statements for the fiscal year ended October 31, 1998), and the planned consolidation into smaller, less expensive space, fixed costs should be reduced after the building is sold.

RESEARCH AND DEVELOPMENT
------------------------

         The Company's research and development expenses remained approximately the same in the first three quarters of fiscal 1999 as compared to the same period in fiscal 1998. The Company anticipates continuing to incur research and development expenditures approximately at current levels. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware and software.

GENERAL AND ADMINISTRATIVE
--------------------------

         General and administrative expenses increased by approximately $381,000, or 99%, during the first nine months of fiscal 1999 as compared to the same period in fiscal 1998, primarily due to the Company significantly increasing the sales and marketing budget for its major PASSUR System product line. As part of the increased sales and marketing effort, the Company hired a Vice President of Sales and Marketing and a full time Controller, and also retained the services of two sales consultants. The consultants were engaged primarily to help optimize the benefits of the initial phase of the increased marketing efforts under the direction of the Vice President of Marketing. The two consultants' agreements terminated during the second quarter of fiscal 1999 and the Company did not renew them. Salaries, consulting, travel, as well as advertising and promotion expenses accounted for most of the general and administrative expense increase.

         General and administrative expenses increased by approximately $109,000, or 75%, during the third quarter of fiscal 1999 as compared to the same period in fiscal 1998, primarily due to the Company significantly increasing the sales and marketing budget for its major PASSUR System product line. Salaries, consulting, travel, as well as advertising and promotion expenses accounted for most of the general and administrative expense increase.

RESTRUCTURING CHARGE

         In October 1998, the Company announced a restructuring plan in which it will focus its attention primarily on its PASSUR line of passive radar systems. As part of this restructuring, the Company moved its corporate headquarters and national sales office to Greenwich, Connecticut. The Company has offered for sale its building in Bohemia, New York, and has signed a contract with a prospective buyer. After the building is sold, the Company will consolidate its manufacturing and research and development facility into smaller space. (See Footnote 8 to the Company's Consolidated Financial Statements for the fiscal year ended October 31, 1998.)

NET LOSS
--------

         The Company incurred a net loss of $428,194, or $.17 per common share, during the nine month period ended July 31, 1999. In the same period of fiscal 1998, the Company incurred a net loss of $201,848, or $.08 per common share.

         The Company earned a net profit of $59,967, or $.02 per common share, during the three month period ended July 31, 1999. In the same period of fiscal 1998, the Company incurred a net loss of $140,442, or $.06 per common share.

         The Company's profit during the third quarter of fiscal 1999 is reflective of the interest shown in the PASSUR product line as a result of the increased marketing effort. Management anticipates the increased interest in PASSUR and the sale of PASSUR data to continue. However, as anticipated by the management of the Company, during the nine month period ended July 31, 1999, costs and expenses were higher than total revenue. The lack of PASSUR related sales in the first two quarters contributed to the lower revenue.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At July 31, 1999, the Company's current liabilities exceeded current assets by $544,181. Management is addressing this working capital deficiency by reducing operating expenses as outlined in its restructuring plan and, if required, by obtaining external financing.

         The Company has entered into a contract to sell the building which houses its manufacturing facility in Bohemia, NY. The Company is presently negotiating to lease back from the buyer the portion of the building it presently occupies. The rental agreement, if concluded, will be entered into at the closing. Both the sale and lease are anticipated to be finalized before the end of fiscal 1999. If the sale is completed, the Company will utilize the cash proceeds for working capital purposes.

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

         A review of Year 2000 compliance for the other products sold by the Company, radio modems and protocol converters, is continuing and should be completed by the fourth quarter of fiscal 1999.

         A thorough review of the Company's internal systems with respect to Year 2000 compliance is continuing and will be completed by October 31, 1999. Remediation will be performed internally by existing employees and completed by year end. No outside consulting services are expected to be required. The Company is working with vendors and service providers with whom it does business to determine their Year 2000 compliance to ensure that there is no adverse effect on the Company. These studies are also scheduled for completion by October 31, 1999.

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

                                     PART II



ITEM 1. LEGAL PROCEEDINGS.
         NONE


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Shareholders at the Company's annual meeting on July 14, 1999, voted to increase the amount of authorized shares of the Company's common stock from 5,000,000 to 10,000,000 shares. The issuance of common stock, or securities convertible into common stock, on other than a pro rata basis would result in the dilution of a present shareholder's interest in the Company.

         Shareholders at the Company's annual meeting on July 14, 1999, also approved an amendment to the Company's Articles of Incorporation which would restrict, until November 30, 2000, direct and indirect transfers of Common Stock that could result in the imposition of limitations on the use by the Company, for federal income tax purposes, of net operating loss carryforwards and other tax attributes that are and will be available to the Company, which is described in more detail in the Company's Proxy Statement. The amendment will restrict a shareholder's ability to acquire, directly or indirectly, additional stock of the Company in excess of the specified limitations. Furthermore, a shareholder's ability to dispose of his stock of the Company may be restricted as a result of the amendment, and a shareholder's ownership of stock of the Company may become subject to the amendment as a result of actions taken by persons related to that shareholder.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
         NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Shareholders at the Company's Annual Meeting on July 14, 1999 voted to:

         (1) Re-elect the nominated Board of Directors as follows:
                                                   For              Withhold
                                                   ---              --------
             G.S. Beckwith Gilbert              2,199,482             4,600
             Richard R. Schilling               2,199,082             5,000
             Yitzhak N. Bachana                 2,198,382             5,700
             Bruce N. Whitman                   2,199,482             4,600
             Paul L. Graziani                   2,199,482             4,600
             John R. Keller                     2,198,582             5,500

         (2) Approve the Company's 1999 Stock Incentive Plan which is described in more detail in the Company's Proxy.
                              For           Against          Abstain
                              ---           -------          -------
                           1,947,137        18,250            1,700

         (3) Increase the amount of authorized shares of the Company's common stock from 5 million to 10 million shares.
                              For           Against          Abstain
                              ---           -------          -------
                           2,185,307        17,375            1,400

         (4) Ratify the appointment of Ernst & Young, LLP, as the Company's independent public accountants for the fiscal year ended October 31, 1999.
                              For           Against          Abstain
                              ---           -------          -------
                           2,100,688         2,400            1,000

         (5) Approved an amendment to the Company's Articles of Incorporation which would restrict, until November 30, 2000, direct and indirect transfers of Common Stock that could result in the imposition of limitations on the use by the Company, for federal income tax purposes, of net operating loss carryforwards and other tax attributes that are and will be available to the Company, which is described in more detail in the Company's Proxy Statement.
                              For           Against          Abstain
                              ---           -------          -------
                           1,834,812        118,875           3,400


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


Dated:  September 14, 1999.         /s/ G. S. Beckwith Gilbert
                                    --------------------------
                                    G. S. Beckwith Gilbert, Chairman,
                                    President, and Chief Executive Officer


Dated:  September 14, 1999.         /s/ Herbert E. Shaver
                                    ---------------------
                                    Herbert E. Shaver, Controller
                                    (Principal Financial and Accounting Officer)