Form 10-K
period 1999-10-31
MEGADATA CORP
filed 2000-01-31
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

                       | _ | Transition Report Pursuant to
                      Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 (No fee required)
                    for the transition period from ___ to ___

                          Commission file number 0-7642

                              MEGADATA CORPORATION
               (Exact name of Company as specified in its charter)

        NEW YORK                                       11-2208938
 (State or other jurisdiction of
incorporation or organization)          (I.R.S. Employer Identification No.)

                       47 ARCH STREET, GREENWICH, CT 06830
               (Address of principal executive office) (Zip Code)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10K.

     The aggregate market value of the voting shares of the Company held by non-affiliates as at January 20, 2000 was $1,249,713.

                  The number of common shares, $0.01 par value,
                outstanding as at January 20, 2000 was 2,511,600

                                     PART I


ITEM 1.   BUSINESS.


         (A) GENERAL DEVELOPMENT OF BUSINESS.


         The Company, a New York corporation founded in 1967, sells, manufactures, and develops hardware and software for its aircraft flight tracking systems.

         The Company's primary product is the PASSUR (Passive Secondary Surveillance Radar) System. PASSUR is an integrated operations control and management system used by airlines at their dispatch and station control centers. In addition, major airports worldwide use the PASSUR as part of an integrated noise management and monitoring system. The PASSUR system receives aircraft identification and altitude information from aircraft transponder transmissions, which are interrogated by existing secondary surveillance radars without emitting any active signals. Received signals are processed in a standard workstation and displayed on a high resolution color graphics data display to provide real-time identification and tracking of aircraft in flight. The display presentation is similar to that provided to Air Traffic Controllers. The presentation of flight tracks can be in real time or can be switched to a mode that permits observance of historical data for selected time periods. A PASSUR system may be integrated to work with noise monitoring and measuring equipment in a configuration that will supply a correlation between aircraft location and noise levels generated by the aircraft. With this real-time information, an airport noise abatement officer can enforce the law regarding noise levels emitted by an aircraft. When used as part of an airport noise monitoring system, airport managers and noise control officers can correlate noise events in the local community with specific airline flight tracks.

         The integrated system is used by major airlines as a unique anticipatory operations decision making tool. The airlines application was developed to address a request by a major U.S. airline for use in its flight and airport operations management. The system tracks all airborne aircraft within a 150 mile radius of the airport. The Company's software, called PASTRACK, performs ETA (Estimated Time of Arrival) calculations that predict accurately when arriving aircraft are expected to land. It also detects any holding patterns, assessing the impact of Air Traffic Control on an airport operation complex. By using the PASSUR information, an airline's Air Traffic Dispatcher and Station Manager can more accurately predict arrival times, enhancing customer service and gate management.

         The Company also sells radio modems. The SA-9600 is part of the AGILE DATA product line for wireless communication of voice and data. The SA-9600 operates synchronously or asynchronously, half or full duplex, with any host computer with an RS-232C serial port. An optional data compression feature supports host system baud rates of 38,400 bps when in the asynchronous mode. As a reliable means of both voice and data transfer, AGILE DATA is marketed primarily in third-world countries, where existing telephone data services are either poor or non-existent. The DC-powered SA-9600 enhances its suitability for mobile applications where 12/24/48vdc power is commonly available. The SA-9600/E is a modem-only version of the SA-9600 which provides radio data transmission capability using commonly available, off-the-shelf, external radios of the customer's choice.

         The Company's experience with airline communication protocols such as SABRE, APOLLO, PARS, SITA, SYSTEM ONE, IPARS, DATAS II, PEGASUS, WORLDSPAN, GEMINI, and other airline network protocols led the Company to develop various reservation network access products for the airline industry. These include communication controllers and multiplexers which support multiple Interchange and Terminal Addresses (IAs & TAs) on a single host communication line, reducing CRS (Computerized Reservation System) host polling overhead and providing significant savings on telephone line charges and installation. Other communication products allow the use of public or private X.25 networks to transport reservation data to a computer reservation system. The Company has received certification for airline communication protocol products from the major airline reservation networks.

         In October 1998, the Company announced a Restructuring Plan which focused the future activities of the Company primarily on its PASSUR line of passive radar systems.

         The Company also began installing Company-owned PASSUR systems in strategic locations throughout the United States. This network of PASSURs, referred to as the PASSUR Network, provides the Company's customers access to PASSUR data by subscription.

         (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.


         Not applicable.

         (C) NARRATIVE DESCRIPTION OF BUSINESS.


         The Company is a supplier of information, data services, software, and communication products intended to satisfy the needs of the aviation industry, primarily airlines and their affiliates, and airports. Its principal business is the design, manufacture, sale and service of its product line consisting of a real time aircraft monitoring system, as well as the delivery of data from such existing systems. In addition, the Company provides customized software to its aviation customers.

         1. PRODUCTS.


         The Company's software and hardware are utilized in the following applications:

         (i) PASSUR


         The Company, under an exclusive license for patented technology owned by a third party, has used its proprietary hardware and software to develop an enhanced line of air traffic monitoring systems. This license agreement, which extends for the life of various patent expirations through the year 2010, is important in protecting the unique nature of the Company's PASSUR product line. These PASSUR (Passive Secondary Surveillance Radar) systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars. With this information available in real time, airline and airport officials can more accurately predict arrival times, enhancing operational efficiencies, customer service and gate management. Added benefits include more efficient scheduling of ground support operations, such as food, baggage, cleaning, and refueling services. When used as part of airport noise monitoring systems, airport managers and noise abatement officers can correlate noise events in the local community with specific airline flight tracks for appropriate action.

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

         (iii) Airline Reservation Access Systems


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

         (iv) Custom Hardware and Software Activities


         The Company is occasionally involved in specialized research and development projects sponsored and paid for by customers. These projects involve the customization of the Company's standard products to suit specific customer requirements.

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

         4. DEPENDENCE ON CERTAIN CUSTOMERS.


         During the fiscal year ended October 31, 1999, three (3) customers (a major continental U.S airport, United Airlines, and Harris, Miller, Miller, and Hanson) accounted for 66% of revenue. Those three customers accounted for 40%, 13%, and 13%. The loss of any of these customers would have an adverse effect on the Company's business. During the fiscal year ended October 31, 1998, three (3) customers accounted for 52% of revenue. Those three PASSUR customers accounted for 28%, 14%, and 10%. During the fiscal year ended October 31, 1997, three customers accounted for 63% of the Company's revenue. Those three customers accounted for 27%, 22%, and 14%.

         5. BACKLOG.


         The Company's backlog for products and services at October 31, 1999 amounted to approximately $418,000, all of which is scheduled for delivery or performance before October 31, 2000. The backlog at October 31, 1998 and 1997 amounted to approximately $211,000 and $286,000, respectively. Backlog consists of written purchase orders or contracts.

         6. COMPETITION.


         The Company is offering the PASSUR system for passive detection of aircraft in flight. These products are, to the best of its knowledge, relatively unique with little competition. Other products, such as the enhanced version of the wireless radio modems and some airline communication products offered by the Company fall into the category of highly competitive business. For modems and communication products, although price is a factor, the Company believes that design, technical and software capabilities in tailoring its products to customers' individualized needs are more important competitive factors in the market to which the Company directs its efforts. Depending on the end use of the products, the Company's primary competitors include Data Radio, Cylink, Dimensions International, Motorola, Memorex, and Videcom. The Company also sells to systems integrators, including Marconi Aerospace Defense Systems, Inc., Sabre Technologies, and Harris, Miller, Miller & Hanson, who also sell products which are competitive with those offered by the Company. Most of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources.

         7. RESEARCH AND DEVELOPMENT.


         The Company's Research and Development ("R&D") effort is focused on enhancing the Company's products primarily for software and hardware enhancements to PASSUR.

         During the fiscal year ended October 31, 1999 the Company incurred approximately $121,000 in expenditures for R&D, none of which was customer sponsored. In fiscal year ended October 31, 1998 approximately $122,000 was expended on R&D and in fiscal year 1997 approximately $147,000 was expended on R&D.

         8. ENVIRONMENTAL COSTS.


         The Company is not aware of any environmental issues which would have a material adverse affect on future capital expenditures or business operations.

         9. EMPLOYEES.


         As of October 31, 1999, the Company employs 14 full time employees including 5 officers. As of January 2000, the Company employs 15 full time employees including 6 officers.

         (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES


         The following table sets forth the dollar amount and the percentages attributable to the sale by the Company of its products during the past three fiscal years in the United States and abroad:

Net
Revenues                   1999               1998                  1997
---------        -------------------   ------------------    -------------------

Domestic         $1,054,711    95.8%   $  960,408    91.2%   $1,306,345    88.3%


Exports              45,930     4.2%       92,835     8.8%      172,607    11.7%


Total
Revenues:        $1,100,641   100.0%   $1,053,243   100.0%   $1,478,952   100.0%
                 ==========   =====    ==========   =====    ==========   =====

ITEM 2. PROPERTIES.


         The Company's manufacturing and research facility is located in a one-story 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building was owned by the Company and was sold in October 1999 to an unaffiliated buyer, and the Company leased back 12,000 square feet at an annual rental cost of $72,000.

         The Company's executive offices are located in a three-story office building at 47 Arch Street, Greenwich, Connecticut. Effective October 1998, the Company began leasing space from Field Point Capital Management Company, a company 100% owned by the Company's Chairman at $1,000 per month rent. The Company believes these rates are competitive and are at or below market rates.

ITEM 3. LEGAL PROCEEDINGS.



         The Company is not aware of any pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         (A) MARKET INFORMATION.


         The Company's common shares are traded in the over-the-counter bulletin board.

         The following table sets forth the range of high and low bid and asked quotations of the Company's common shares for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau,
Inc.:

           P e r i o d                    Bid Prices*     Asked Prices*
           -----------                    -----------     -------------

                                         High    Low      High    Low
                                         ----    ---      ----    ---

Fiscal Year Ended October 31, 1999
          First Quarter                  .37      .28     .56     .50
          Second Quarter                 .34      .15     .50     .50
          Third Quarter                  .15      .15     .56     .4375
          Fourth Quarter                 .25      .15     .56     .4375

Fiscal Year Ended October 31, 1998
          First Quarter                  .56      .18     .68     .51
          Second Quarter                 .56      .38     .62     .51
          Third Quarter                  .62      .56     .87     .625
          Fourth Quarter                 .62      .37     .87     .50


--------------------------------------------------------------------------------
* The quotations represent prices in the over-the counter bulletin board between dealers in securities, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

         (B) HOLDERS.


         The number of equity security holders of record at January 20, 2000 was 309.

         (C) DIVIDENDS.


         The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Selected income statement data:

                                              YEAR ENDED OCTOBER 31

                             1999          1998           1997             1996           1995
---------------------------------------------------------------------------------------------------
Net
Revenues                $ 1,100,641    $ 1,053,243    $ 1,478,952    $ 1,111,961    $   1,684,525

Net
(Loss)                     (322,812)      (880,749)       (54,500)      (584,750)        (576,553)

Net (Loss) Per
Common Share --
Basic and diluted (1)   ($      .13)   ($      .35)   ($      .03)   ($      .36)   ($           .36)

Dividend Declared              --             --             --             --               --
---------------------------------------------------------------------------------------------------

Selected balance sheet data:
                                                    OCTOBER 31,
---------------------------------------------------------------------------------------------------


                                1999           1998          1997          1996            1995


Total Assets                $ 1,572,865    $ 1,794,990   $ 2,595,296   $ 2,183,896   $ 2,303,722

Long-Term
Debt (2)(3)(4)(5)           $   337,945    $   625,548   $   721,036   $   674,278   $   770,663

Total Share-
holders' Equity (Deficit)   $   (14,854)   $   307,958   $ 1,193,625   $   657,285   $ 1,242,035
---------------------------------------------------------------------------------------------------


(1) Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.
(2) Company's mortgage loan from Roslyn Savings Bank was due to expire on February 1, 1996 requiring a balloon payment of $756,000 and was classified as a current liability at October 31, 1995. The Company was granted an extension to negotiate a refinancing of the balance due. On May 31, 1996, Roslyn Savings Bank, the holder of the mortgage, and the Company, signed a mortgage agreement refinancing the mortgage for five additional years at an interest rate of 9.250%. The mortgage loan to Roslyn Savings Bank was paid in full upon the sale of the Company's mortgaged property on October 22, 1999.
(3) Long Term Debt for 1997 included a $100,000 note payable, which was due after October 31, 1998.
(4) Long Term Debt for 1998 included a $25,000 note payable, and a $37,894 installment note payable, which was due after October 31, 1999.
(5) Long term Debt for 1999 included $325,000 of notes payable, and $12,945 of installment notes payable, which are due after October 31, 2000.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUES

         Revenue during fiscal year ended October 31, 1999 ("fiscal 1999") of $1,100,641 increased by $47,398, or 5%, as compared to the fiscal year ended October 31, 1998 ("fiscal 1998"). The increase was due to additional revenue from most PASSUR related sales categories, which were offset by decreases in non-PASSUR related sales categories. Increases occurred in the following sales categories: PASSUR Systems, PASSUR Maintenance, PASSUR Upgrades, and Miscellaneous Sales. Decreases occurred in Service Sales, Radio Modems, Unix Systems, and Protocol Converters.

         The Company's PASSUR sales increased $245,310 during fiscal 1999. The Company also established a new program, PASSUR subscriptions, to sell monthly subscriptions for access to a PASSUR data feed. The Company shipped nine and installed six Company-owned PASSUR systems during the year, which are shown on the balance sheet as the "PASSUR network", and intends to sell the data to multiple users. With a record number of PASSUR installations made during fiscal 1999, a majority of them Company owned, management believes the revenue stream from PASSUR Subscriptions will increase steadily.

         Revenue during fiscal 1998 of $1,053,243 decreased by $425,709, or 29%, as compared to the fiscal year ended October 31, 1997 ("fiscal 1997"). The decrease was due to a reduction in revenue in most of the sales categories of the Company. Decreases in revenues occurred in the following sales categories, PASSUR Systems, Radio Modems, and Protocol Converters. Minor increases in revenue resulted from PASSUR System maintenance contracts and repairs, as well as UNIX Systems. During fiscal 1998, Management increased sales and marketing efforts for the PASSUR product line and de-emphasized non-PASSUR related products.

COST OF SALES

         Cost of sales in fiscal 1999 of $239,145 was lower than in fiscal 1998 by $690,874 despite higher production of PASSUR units, since nine of the units produced were transferred to fixed assets and therefore did not result as a charge to cost of sales.

         During fiscal 1998, cost of sales of $930,019 increased by $89,994, or 11%, over fiscal 1997. The major component of that increase was an inventory write-down of approximately $196,000 to reflect management's decision to focus on the PASSUR Systems product line and write down inventory on hand from several other slower moving product lines. Cost of sales decreased by approximately $90,000, before giving affect to the inventory write-down, as a result of lower revenues during fiscal 1998.

RESEARCH AND DEVELOPMENT

         The Company's research and development expenses remained at approximately the same levels, $120,536 in fiscal 1999 and $121,789 in fiscal 1998. Research and development costs were $147,383 in fiscal 1997. The Company anticipates continuing to incur research and development expenditures at current levels. Research and development efforts include activities associated with enhancement and improvement of the Company's existing hardware and software coupled with customer sponsored research and development expenditures for new product development. No customer sponsored research and development was conducted during fiscal 1999 and fiscal 1998. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenditures of $1,015,448 increased by $381,206, or 60%, during fiscal 1999 as compared to fiscal 1998. Salaries, professional fees, consulting, travel, and advertising expenses accounted for most of the increase.

         Selling, general and administrative expenditures of $634,242 increased by $172,301, or 37%, during fiscal 1998 as compared to fiscal 1997, as the Company significantly increased sales and marketing for its major PASSUR System product line. Salaries, professional fees, consulting, travel, and advertising expenses accounted for most of the increase.

RESTRUCTURING CHARGE

         In October 1998, the Company announced a Restructuring Plan in which it focused future efforts primarily on the PASSUR line of passive radar systems. As part of this restructuring, the Company moved its corporate headquarters and national sales office to Greenwich, Connecticut. The Company offered for sale its building in Bohemia, New York. The building was sold in October 1999 to an unaffiliated buyer, and the Company leased back 12,000 square feet at an annual rental cost of $72,000.

         The Restructuring Charges include idle plant costs of $93,000 related to the building, severance costs of $53,000, asset write-downs of $24,000 relating to assets to be sold or abandoned, and inventory write-downs of $196,000 associated with the write down of certain non-strategic inventory and product lines (which costs are included in costs of sales for fiscal 1998).

INCOME TAXES

         The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $6,000,000 in tax loss carryforwards to offset possible future income. The Company also has available $25,000 in general business tax credit carryforwards. These carryforwards expire in various amounts from 2006 through 2019.

IMPACT OF INFLATION

         In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

NET LOSS

         The Company incurred a net loss of $322,812, or $.13 per common share, during fiscal 1999, or $557,937 and $.22 per share less than the $880,749, or $.35 per common share loss incurred in fiscal 1998.

         During the fiscal year ended October 31, 1999, costs and expenses of $1,375,129 were higher than total revenue and resulted in a loss from operations of $274,488. Total costs and expenses decreased by $481,061, or 26%, as compared to such costs in fiscal 1998 in large part due to the capitalization of the PASSUR network.

         During the fiscal year ended October 31, 1998, costs and expenses of $1,856,190 were higher than total revenue and resulted in a loss from operations of $802,947 after a restructuring charge of approximately $170,000 and an inventory write-down of approximately $196,000.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1999, the Company's current liabilities exceeded current assets by $354,629 and the Company incurred a stockholders' deficit of $14,854. For the year ended October 31, 1999, the Company incurred a net loss of $322,812 and has used $756,000 of cash in operating activities. Management is addressing this working capital deficiency, stockholders' deficiency and operating losses by aggressively marketing its PASSUR systems and by the recent introduction of the data subscription services. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company will receive the financial support of one of its stockholders.

         The Company was profitable for the last two quarters of fiscal 1999 and a continuation of this trend could lead to profitability in fiscal 2000 although no assurances can be provided in this regard. Since the increased sales effort began in August 1998, the Company has seen many positive signs that its PASSUR product line could provide additional revenue. With the Company's decision to establish a network of Company-owned PASSUR sites, additional revenue could be earned through its subscription services. However, increased competition, and continued budget constraints among its clients, could impact this potential revenue.

         Interest by potential customers in the Company's PASSUR systems remains strong and the Company anticipates an increase in future revenue. However, the Company cannot predict if such revenue will materialize. If sales do not increase, additional losses may occur and could continue. The extent of such profits or losses will be dependent on sales volume achieved.

CERTAIN  TRANSACTIONS

         During the period between September 18, 1996 and June 6, 1997 the Company signed agreements with Mr. Gilbert (the "Investor"), now the Company's Chairman and Chief Executive Officer, that provided for three loans of $100,000 each, of which $200,000 was received by the Company in fiscal 1996 and $100,000 was received by the Company in fiscal 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In addition, as part of the above financing, stock warrants were awarded for the purchase of up to 1,400,000 common shares at prices between $0.71 and $1.25 per share. The warrants for 200,000 of such shares (at $0.75 per share) would only be exercisable after the purchase by the Investor of the first 700,000 shares. The warrant for the additional 500,000 of such shares (at $1.25 per share) becomes exercisable from November 1, 2000 through October 31, 2001, assuming the prior exercise of the 200,000 share warrant.

         On June 6, 1997, the Investor and his affiliates purchased 700,000 shares for $0.71 per share, for a total purchase price of $500,000 ($400,000 in cash and $100,000 by cancellation of the first $100,000 note).

         On October 31, 1997, the Investor and two other directors, Mr. Whitman and Mr. Graziani, purchased 200,000 shares for $150,000. The purchase of these shares made effective the stock purchase warrant that gives the Investor and his affiliates the right to purchase 500,000 shares at $1.25 per share. This warrant expires October 31, 2001, and is exercisable during the year preceding expiration.

         On July 30, 1997, the remaining notes totaling $200,000 were amended and restated by a new note bearing interest at 9% per annum, with quarterly payments of $25,000 plus accrued interest due on the last business day of each calendar quarter, commencing December 31, 1997, with any remaining balance being due July 30, 1999. The note is secured by the Company's assets excluding its building and was paid when due.

         During 1997, the Investor was elected a director of the Company and Chairman of the Board. On October 2, 1998, the Investor was named to the additional post of President and Chief Executive Officer.

         In fiscal 1999, the Investor loaned the Company an additional $1,125,000 in the aggregate under promissory notes bearing interest at 9% per annum and maturing at various dates from June 30, 2000 to June 30, 2001. The Company made payments of principal during the fiscal year totaling $175,000 due to the Investor. As of October 31, 1999, the total notes payable due to the Investor totaled $1,150,000 and are secured by the Company's assets.


THE YEAR 2000 ISSUE

         The Company's internal systems and PASSUR hardware and software have been reviewed and found to be Year 2000 compliant. Since January 1, 2000, no Year 2000 problems have been reported by users of any of these systems.


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

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA.


See Item 14(a)(1) and (2).


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                        Form 10-K--Item 14(a)(1) and (2)

                      Megadata Corporation and Subsidiaries


                   Index to Consolidated Financial Statements




  Reports of Independent Auditors....................................... F - 2

  Consolidated Financial Statements:
     Balance Sheets..................................................... F - 4
     Statements of Operations........................................... F - 5
     Statements of Stockholders' Equity (Deficit)....................... F - 6
     Statements of Cash Flows........................................... F - 7
     Notes to Consolidated Financial Statements......................... F - 8



Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors



Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Megadata Corporation and Subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Megadata Corporation and Subsidiaries at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Ernst & Young LLP
                                                         ---------------------


Melville, New York
January 12, 2000

                          Independent Auditors' Report




Board of Directors and Stockholders
Megadata Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Megadata Corporation and subsidiaries for the year ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Megadata Corporation and subsidiaries for the year ended October 31, 1997, in conformity with generally accepted accounting principles.


                                       /s/ Ghassemi, Phoel & Co.
                                       -------------------------
                                           Certified Public Accountants


Lynbrook, New York
January 21, 1998

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                          OCTOBER 31
                                                                     1999            1998
                                                                ------------    -----------
ASSETS
Current assets:
   Cash                                                          $   299,276    $    17,731
   Accounts receivable                                                85,237         35,341
   Inventories                                                       448,630        266,916
   Prepaid expenses and other current assets                          62,002         58,931
                                                                 -----------    -----------
Total current assets                                                 895,145        378,919

Property, plant and equipment, net                                    72,785      1,382,745
PASSUR network, net                                                  581,525           --
Other assets                                                          23,410         33,326
                                                                 -----------    -----------
                                                                 $ 1,572,865    $ 1,794,990
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                              $    36,923    $   136,016
   Accrued expenses and taxes                                        226,538        354,439
   Accrued expenses--related parties                                  19,303         13,898
   Notes payable--related party                                      825,000        175,000
   Deferred income                                                   106,670         90,519
   Installment notes payable                                          35,340         33,230
   Current portion of long-term debt                                    --           58,382
                                                                 -----------    -----------
Total current liabilities                                          1,249,774        861,484

Notes payable--related party, less current portion                   325,000         25,000
Installment notes payable, less current portion                       12,945         37,894
Long-term debt                                                          --          562,654
                                                                 -----------    -----------
                                                                   1,587,719      1,487,032
Stockholders' equity (deficit):
   Common shares--authorized 10,000,000 shares, par value
      $.01 per share; issued 3,203,100 shares in 1999 and 1998        32,031         32,031
   Additional paid-in capital                                      2,460,653      2,460,653
   (Deficit) retained earnings                                      (890,313)      (567,501)
                                                                 -----------    -----------
                                                                   1,602,371      1,925,183
   Less cost of 691,500 common shares held in treasury             1,617,225      1,617,225
                                                                 -----------    -----------
Total stockholders' equity (deficit)                                 (14,854)       307,958
                                                                 -----------    -----------
                                                                 $ 1,572,865    $ 1,794,990
                                                                 ===========    ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                              YEAR ENDED OCTOBER 31
                                                                      1999           1998           1997
                                                                  -----------    -----------    -----------
Revenues:
   Net sales                                                      $ 1,100,641    $ 1,053,243    $ 1,478,952
                                                                  -----------    -----------    -----------

Cost and expenses:
   Cost of sales                                                      239,145        930,019        840,025
   Research and development                                           120,536        121,789        147,383
   Selling, general and administrative expenses                     1,015,448        634,242        461,941
   Restructuring charge                                                  --          170,140           --
                                                                  -----------    -----------    -----------
                                                                    1,375,129      1,856,190      1,449,349
                                                                  -----------    -----------    -----------

(Loss) income from operations                                        (274,488)      (802,947)        29,603

Other income (expense):
   Interest income                                                      2,738          7,301          5,932
   Interest expense                                                   (58,600)       (61,714)       (67,537)
   Interest expense--related party                                    (80,037)       (15,000)       (21,475)
   Other income                                                        13,820           --             --
   Gain on sale of building                                            77,036           --             --
                                                                  -----------    -----------    -----------
Loss before income taxes                                             (319,531)      (872,360)       (53,477)
Provision for income taxes                                              3,281          8,389          1,023
                                                                  -----------    -----------    -----------
Net loss                                                          $  (322,812)   $  (880,749)   $   (54,500)
                                                                  ===========    ===========    ===========

Net loss per common share--basic and diluted                      $      (.13)   $      (.35)   $      (.03)
                                                                  ===========    ===========    ===========

Weighted average number of common shares outstanding--basic and
   diluted                                                          2,511,600      2,511,600      1,903,267
                                                                  ===========    ===========    ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

            Consolidated Statement of Stockholders' Equity (Deficit)

                    Years Ended October 31, 1997, 1998, 1999



                                       COMMON
                                    SHARES AFTER
                                     DEDUCTING
                                   TREASURY STOCK   COMMON       ADDITIONAL        RETAINED        LESS SHARES           TOTAL
                                                    SHARES        PAID-IN          EARNINGS      HELD IN TREASURY    STOCKHOLDERS'
                                                    AMOUNT        CAPITAL         (DEFICIT)                             EQUITY
                                  ----------------- ----------- ---------------- --------------- ----------------- --------------

Balance at October 31, 1996          1,611,600         $23,031     $1,883,731        $367,748          $1,617,225       $657,285
   Proceeds from issuance
     of common stock                   900,000           9,000        581,840               -                   -        590,840
   Net loss                                  -               -              -         (54,500)                  -        (54,500)
                                  ----------------- ----------- ---------------- --------------- ----------------- --------------
Balance at October 31, 1997          2,511,600          32,031      2,465,571         313,248           1,617,225      1,193,625
   Fees in connection with
      issuance of common stock               -               -         (4,918)              -                   -         (4,918)
   Net loss
                                             -               -              -        (880,749)                  -       (880,749)
                                  ----------------- ----------- ---------------- --------------- ----------------- --------------
Balance at October 31, 1998          2,511,600          32,031      2,460,653        (567,501)          1,617,225        307,958
   Net loss                                  -               -              -        (322,812)                  -       (322,812)
                                  ----------------- ----------- ---------------- --------------- ----------------- --------------
Balance at October 31, 1999          2,511,600      $   32,031  $2,460,653       $   (890,313)      $   1,617,225  $   (14,854)
                                  ================= =========== ================ =============== ================= ==============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                              YEAR ENDED OCTOBER 31
                                                                       1999           1998            1997
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (322,812)   $  (880,749)   $   (54,500)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation / amortization                                      74,416         68,103         63,335
      Gain on sale of building                                        (77,036)          --             --
      Loss on disposal of fixed assets                                   --           11,594           --
      Changes in operating assets and liabilities:
        Accounts receivable                                           (49,896)       264,245       (207,731)
        Inventories                                                  (181,714)       181,859        (49,133)
        Prepaid expenses and other current assets                      (3,071)        28,630        (18,979)
        Other assets                                                    9,916        (11,438)          --
        Accounts payable                                              (99,093)       (19,973)        18,622
        Accrued expenses and other current liabilities               (106,345)        99,044        (54,271)
                                                                  -----------    -----------    -----------
Total adjustments                                                    (432,823)       622,064       (248,157)
                                                                  -----------    -----------    -----------
Net cash used in operating activities                                (755,635)      (258,685)      (302,657)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                                       (584,214)          --             --
Capital expenditures                                                  (33,464)       (21,141)        (5,633)
Proceeds from sale of building, net                                 1,360,608           --             --
                                                                  -----------    -----------    -----------
Net cash provided by (used in) investing activities                   742,930        (21,141)        (5,633)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in other assets--deferred mortgage cost
                                                                         --             --            5,878
Proceeds from (payments of) notes
   payable--related party                                             950,000           --          (36,883)
(Payments of) proceeds from installment note                          (34,714)        37,122         (3,852)
Repayments of long-term debt                                         (621,036)       (53,242)       (48,556)
Proceeds from sale of shares, net                                        --             --          590,840
Payment of fees in connection with stock sale                            --           (4,918)          --
                                                                  -----------    -----------    -----------
                                                                  -----------    -----------    -----------
Net cash provided by (used in) financing activities                   294,250        (21,038)       507,427
                                                                  -----------    -----------    -----------

Increase (decrease) in cash                                           281,545       (300,864)       199,137
Cash--beginning of year                                                17,731        318,595        119,458
                                                                  -----------    -----------    -----------
Cash--end of year                                                 $   299,276    $    17,731    $   318,595
                                                                  ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of equipment financed
    with notes payable                                            $    11,875    $    22,410    $      --

Cash paid during the year for:
   Interest                                                       $   123,147    $    79,103    $    84,412
   Income taxes                                                           438          1,456          2,360



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Megadata Corporation (the "Company") is a supplier of information, data services, software, and communication products intended to satisfy the needs of the aviation industry, primarily airlines and their affiliates, and airports. Its product line includes: PASSUR (Passive Secondary Surveillance Radar) systems which monitor air traffic in real time: SA9600 Wireless Radio Modems: MURS, ALCX and RESNET airline reservation access systems; as well as customized hardware and software which enable the Company's products to fit its customers' specific requirements.

BASIS OF PRESENTATION

At October 31, 1999, the Company's current liabilities exceeded current assets by approximately $355,000 and the Company incurred a stockholders' deficit of approximately $15,000. For the year ended October 31, 1999, the Company incurred a net loss of approximately $323,000 and has used $756,000 of cash in operating activities. Management is addressing this working capital deficiency, stockholders' deficiency and operating losses by aggressively marketing its PASSUR systems and by the recent introduction of the data subscription services. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company will receive the financial support of one of its stockholders.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Megadata Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful life. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter.

PASSUR NETWORK

PASSUR network installations are recorded at cost, net of depreciation of $2,689 in fiscal 1999. Depreciation is computed on the straight-line method over the estimated useful life of the asset, which is estimated at 7 years.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION POLICY

The Company recognizes revenue when products are shipped. Service and maintenance revenues are recognized on a straight-line basis over the service contract period. Revenue for data subscription services are recognized pursuant to the specific arrangements with the customer and upon their receipt of the data.

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

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred.

NET LOSS/INCOME PER COMMON SHARE INFORMATION

The Company reports basic and diluted net loss/income per common share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.

DEFERRED INCOME

Deferred income includes advances received on maintenance agreements and deposits from customers for equipment that will be shipped in the next fiscal year.

RECLASSIFICATIONS

Certain fiscal 1998 and 1997 amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                         OCTOBER 31
                                                  1999                1998
                                           ------------------- -----------------

Prepaid real estate taxes                      $      --           $   32,206
Real estate tax escrow receivable                 33,382                    --
Prepaid insurance                                  23,546              22,215
Other current assets                                5,074               4,510
                                           ------------------- -----------------
                                               $   62,002          $   58,931
                                           =================== =================

3. INVENTORIES

Inventories are summarized as follows:

                                                         OCTOBER 31
                                                  1999                1998
                                           ------------------- -----------------

Parts and raw materials                        $    160,141        $     69,071
Work-in-process                                      54,308              74,632
Finished goods                                      234,181             123,213
                                           ------------------- -----------------
                                               $    448,630        $    266,916
                                           =================== =================

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                              ESTIMATED
                                               USEFUL                     OCTOBER 31
                                                LIVES              1999             1998
                                           ------------------ -------------- --------------

Land                                                          $            - $      200,000
Building                                      31.5 years                   -      1,780,000
Building/leasehold improvements                3-5 years              76,818         66,670
Factory equipment                             5-10 years           2,292,337      2,279,846
Furniture, fixtures and improvements          5-10 years             198,443        113,158
                                                              -------------- --------------
                                                              -------------- --------------
                                                                   2,567,598      4,439,674
Less accumulated depreciation
     and amortization
                                                                   2,494,813      3,056,929
                                                              -------------- --------------
                                                              $       72,785 $    1,382,745
                                                              ============== ==============



The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $71,727, $68,103, and $63,335 for the years ended October 31, 1999, 1998 and 1997, respectively.

5. ACCRUED EXPENSES AND TAXES

Accrued expenses and other current liabilities consist of the following:

                                                      OCTOBER 31
                                                 1999              1998
                                           ---------------- -----------------

Accrued payroll, payroll taxes
     and benefits                          $      75,794    $      50,904
Accrued professional fees                         50,200           34,000
Accrued restructuring charge                           -          167,485
Other accrued liabilities                        100,544          102,050
                                           ---------------- -----------------
                                           $     226,538    $     354,439
                                           ================ =================

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


6. NOTES PAYABLE--RELATED PARTY

During the period between September 18, 1996 and June 6, 1997 the Company signed agreements with Mr. Gilbert (the "Investor"), now the Company's Chairman and Chief Executive Officer, that provided for three loans of $100,000 each, of which $200,000 was received by the Company in 1996 and $100,000 was received by the Company in 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In addition, as part of the above financing, stock warrants were awarded for the purchase of up to 1,400,000 common shares at prices between $0.71 and $1.25 per share. The warrants for 200,000 of such shares (at $0.75 per share) would only be exercisable after the purchase by the Investor of the first 700,000 shares. The warrant for the additional 500,000 of such shares (at $1.25 per share) becomes exercisable from November 1, 2000 through October 31, 2001, assuming the prior exercise of the 200,000 share warrant.

On June 6, 1997, the Investor and his affiliates purchased 700,000 shares for $0.71 per share, for a total purchase price of $500,000 ($400,000 in cash and $100,000 by cancellation of the first $100,000 note).

On October 31, 1997, the Investor and two other directors, Mr. Whitman and Mr. Graziani, purchased 200,000 shares for $150,000. The purchase of these shares made effective the stock purchase warrant that gives the Investor and his affiliates the right to purchase 500,000 shares at $1.25 per share. This warrant expires October 31, 2001, and is exercisable during the year preceding expiration.

On July 30, 1997, the remaining notes totaling $200,000 were amended and restated by a new note bearing interest at 9% per annum, with quarterly payments of $25,000 plus accrued interest due on the last business day of each calendar quarter, commencing December 31, 1997, with any remaining balance being due July 30, 1999. The note is secured by the Company's assets excluding its building and was paid when due.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999



6. NOTES PAYABLE--RELATED PARTY (CONTINUED)

During 1997, the Investor was elected a director of the Company and Chairman of the Board. On October 2, 1998, the Investor was named to the additional post of President and Chief Executive Officer.

In fiscal 1999, the Investor loaned the Company an additional $1,125,000 in the aggregate under promissory notes bearing interest at 9% per annum and maturing at various dates from June 30, 2000 to June 30, 2001. The Company made payments of principal during the fiscal year totaling $175,000 due to the Investor. As of October 31, 1999, the total notes payable due to the Investor totaled $1,150,000 and are secured by the Company's assets.

7. LEASES

Beginning in October 1999, the Company's manufacturing and research and development facility is located in leased space in Bohemia, New York, under a lease which expires in October 2002. Minimum rent under this agreement approximates $72,000 per year. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount and has a renewal option for an additional three years at annual amounts in excess of the minimum annual rental per the original agreement.

8. RESTRUCTURING RELATED CHARGES

In October 1998, the Company announced a Restructuring Plan which focused the future activity of the Company primarily on its PASSUR line of passive radar systems. As part of this restructuring, the Company moved its corporate headquarters and national sales office to Greenwich, Connecticut. The Company had offered for sale its building in Bohemia, New York and such sale was consummated in October 1999.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


8. RESTRUCTURING RELATED CHARGES (CONTINUED)

The Restructuring Charges include exit costs of $93,000 related to the building, severance costs of $53,000, asset write-downs of $24,000 relating to assets to be sold or abandoned, and inventory write-downs of $196,000 associated with the elimination of certain nonstrategic inventory and product lines (which costs are included in cost of sales for the year ended October 31, 1998).

9. INSTALLMENT NOTES PAYABLE

Installment notes payable represent notes due on financing of insurance premiums and equipment purchases bearing interest at 8.25%, 12.5%, and 13.6% per annum, with the final payments due November 2000, August 2001, and October 2002, respectively.


10. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local taxes.

At October 31, 1999, the Company has available a federal net operating loss carryforward of approximately $6,000,000 for income tax purposes which will expire in various years from 2006 through 2019. The Company has $25,000 of general business tax credit carryforwards available which expire in various years through 2008. The Company has provided a full valuation allowance on the net deferred tax asset which primarily consists of the net operating loss carryforwards and tax credit available.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


11. STOCK OPTIONS

The Company's stock option plans provide for the granting of stock options for up to 302,500 shares of the Company's Common Stock. The option price per share is the fair market value at date of grant, except on the issuance of non-qualified options in which the option price is not less than 85% of the fair market value of the shares. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's Common Stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the shares.

SFAS No. 123 "Accounting for Stock-Based Compensation", defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") but are required to disclose in a note to the consolidated financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock based compensation arrangements.

The Company has elected to comply with APB Opinion No. 25 and related interpretations in accounting for its stock options because the alternate fair value accounting provided for under SFAS No. 123 requires use of option valuation models which were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


11. STOCK OPTIONS (CONTINUED)

In accordance with SFAS No. 123, pro forma information regarding net (loss) and net (loss) per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant, using a Black Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 5.0%, no dividend yields on the Common Stock, volatility factors of the expected market price of the Company's Common Stock of 1.217 in fiscal 1999 and 1.029 in fiscal 1998 and 1997, and a 9 year weighted average expected life of the options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              Year Ended October 31,
                                               1999            1998
                                           -----------     ----------

Pro forma net (loss)                       ($324,000)      ($902,000)
                                           ===========     ==========
Pro forma net (loss)
     per common share--basic and diluted
                                            $   (.13)      $   (.36)
                                           ===========     ==========

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


11. STOCK OPTIONS (CONTINUED)

Information with respect to options during the years ended December 31, 1999, 1998 and 1997 under SFAS No. 123 is as follows:

                                                 1999                          1998                       1997
                                          ---------------------------------------------------------------------------
                                                      WEIGHTED                      WEIGHTED                WEIGHTED
                                                      AVERAGE                        AVERAGE                AVERAGE
                                                      EXERCISE                      EXERCISE                EXERCISE
                                           OPTIONS     PRICE           OPTIONS        PRICE    OPTIONS      PRICE
                                          ---------------------------------------------------------------------------

Options outstanding--beginning of year
                                            52,500     $  .38          25,000       $1.35       25,000       $1.35
Incentive options granted                  167,500     $  .15          60,000         .38            -        -
Options canceled and expired                     -       -            (32,500)      (1.13)           -        -
                                         ---------     ----------     --------     -------     --------     ------
Options outstanding--
   end of year                             220,000      $   .20        52,500       $ .38       25,000       $1.35
                                         =========     ==========     =========     ======     ========     ======
Options exercisable at
   end of year                              52,500      $  .38         52,500      $ .38        25,000       $1.35
                                                       ==========                   ======                  ======
                                         =========                    =========                ========
Weighted average fair value per share
   of options granted during the year
                                           $.14                          $.35
                                         =========                    =========


Exercise prices for stock options outstanding and for options exercisable as of October 31, 1999 were as follows:

        NUMBER                    NUMBER                   RANGE OF
OF OPTIONS OUTSTANDING          OF OPTIONS                 EXERCISE
                               EXERCISABLE                  PRICES
------------------------ ------------------------- -------------------------
        52,500                   52,500                     $.38
       167,500                     --                       $.15
------------------------ ------------------------- -------------------------
       220,000                   52,500               $  .15-.38
======================== ========================= =========================


The weighted average remaining contractual life of the above-described stock options is 9 years.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


11. STOCK OPTIONS (CONTINUED)

Shares of common stock reserved for future issuance as of October 31, 1999 are as follows:

                                                             NUMBER
                                                           OF SHARES
                                                     ---------------------

Stock options                                                302,500
Warrants issued                                              500,000
                                                     ---------------------
                                                             802,500
                                                     =====================

12. MAJOR CUSTOMERS

During the year ended October 31, 1999, three customers accounted for approximately 40%, 13%, and 13% of revenues. During the year ended October 31, 1998, three customers accounted for approximately 28%, 14%, and 10% of revenues. During the year ended October 31, 1997, three customers accounted for 27%, 22%, and 14% of revenues. The Company had export sales of approximately $46,000, $93,000 and $173,000 in fiscal 1999, 1998, and 1997, respectively.

13. RELATED PARTY TRANSACTIONS

For the years ended October 31, 1998 and 1997, the Company reimbursed Datatab, Inc., a subsidiary of Data Probe, Inc., which is majority owned by the Company's former president, $47,683 and $65,763, respectively, for services rendered to the Company by an employee of Datatab, Inc.

For the year ended October 31, 1999, the Company reimbursed Field Point Capital Management Company, a company 100% owned by the Company's Chairman, for services rendered in the amount of $54,000.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company at $1,000 per month rent.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1999


14. ROYALTY AGREEMENT

During March 1997, the Company entered into a license agreement whereby the Company was granted the exclusive right and license worldwide to manufacture and sell PASSUR systems for use with airline dispatch arrangements and in other aircraft flight tracking. The Company was also granted an exclusive license to sell PASSUR systems for noise applications in the United States. The company pays a royalty based on the number of PASSUR systems installed subject to a minimum annual royalty of $50,000. This license agreement is in effect until the date of expiration of the last PASSUR patent to expire.

During October 1999, that license agreement was amended primarily with respect to when additional royalties would be earned and payable by the Company for new installations of Company owned systems assuming the minimum annual royalty payment required has been earned by other installations. Under the Agreement, these additional royalties are earned and payable based only upon a percentage of the revenue received from each Company owned installation.

15. YEAR 2000 (UNAUDITED)

The Company's internal systems and PASSUR hardware and software have been reviewed and found to be Year 2000 compliant. Since January 1, 2000, no Year 2000 problems have been reported by users of any of these systems.

16. SUBSEQUENT EVENT

Subsequent to fiscal year end, the Company hired a President who is serving as the Company's Chief Operating Officer. The newly named President was granted 75,000 qualified options and 225,000 nonqualified options to purchase shares of the Company's Common Stock. The qualified options vest over a three year period while the nonqualified options vest over a two year period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


     (a) Identification of Directors.

                                                   DIRECTOR POSITION AND OFFICES
NAME                         AGE       SINCE       WITH COMPANY
----                         ---       -----       -----------------------------

G.S. Beckwith Gilbert         57        1997        Chairman of the Board,
                                                    President*, Chief
Executive
                                                    Officer, and a Director

Richard R. Schilling, Jr.     74        1974        Director

Yitzhak N. Bachana            66        1976        Director

John R. Keller                59        1997        Executive Vice President,
                                                    and a Director

Bruce N. Whitman              66        1997        Director

Paul L. Graziani              42        1997        Director
--------------------------------------------------------------------------------

Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

Pursuant to an agreement between Data Probe, Inc. and the Company, dated May 7, 1976, the President of Data Probe, Inc.,Yitzhak N. Bachana,is to be nominated as a management nominee for director.

* Effective January 3, 2000, the Company hired Kenneth J. McNamara as President and Chief Operating Officer. Mr. Gilbert will remain Chairman and Chief Executive Officer of the Company.

          (b) Identification of Executive Officers.


                                            Officer Position and Offices
Name                     Age       Since    With Company


G. S. Beckwith Gilbert     57      1998     Chairman of the Board, President*,
                                            Chief Executive Officer,
                                             and a Director

John R. Keller             59      1970     Executive Vice President, Secretary,
                                            Treasurer, and a Director

Dr. James A. Cole          59      1988     Senior Vice President of Research &
                                            Development

James T. Barry             38      1998     Vice President, Marketing

Herbert E. Shaver          45      1993     Controller and Assistant Secretary
--------------------------------------------------------------------------------

Each officer is elected to serve at the discretion of the Board of Directors.

* Effective January 3, 2000, the Company hired Kenneth J. McNamara as President and Chief Operating Officer. Mr. Gilbert will remain Chairman and Chief Executive Officer of the Company.

(c) Identification of Certain Significant Employees.


None.

(d) Family Relationship.


None.

(e) Business Experience.


The following sets forth the business experience during the past five years of each director and executive officer;


G.S. Beckwith Gilbert     Mr. Gilbert was elected  Chairman of the Board in 1997
                          and was elected to the additional posts of President and Chief Executive Officer in October of 1998. In addition, Mr. Gilbert has been President and Chief
                          Executive  Officer of Field Point  Capital  Management
                          Company, a merchant banking firm, since 1988. He is a partner of Wolsey & Co., a merchant banking firm.
                          Mr. Gilbert is also a Director and Chairman of the Executive Committee of DIANON Systems, Inc., as well as a Director of Davidson Hubeny Brands.

Kenneth J. McNamara       Mr.  McNamara  joined  Megadata as President and Chief
                          Operating  Officer on  January  3, 2000.  From 1994 to
                          1999 he was with Rockwell  Collins  Passenger  Systems
                          (formerly  Hughes Avicom  International  - acquired by
                          Rockwell  in  December  1997).  He  served as its Vice
                          President and General Manager at Rockwell and as its President and CEO at Hughes before the sale to Rockwell. Mr. McNamara is also a Senior Vice President of Field Point Capital Management Company.

Richard R. Schilling, Jr. Mr.  Schilling  is a member  of the law firm of Burns,
                          Kennedy, Schilling & O'Shea, New York, New York .

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

Herbert E. Shaver         Mr.  Shaver was a consultant  to the Company  serving
                          as Controller  from  September  1993 until  September
                          1998  at  which  time he  became  an  employee.  From
                          1973 until 1998, Mr. Shaver was a Vice President and Controller of Datatab, Inc. He has been a Director of Datatab, Inc. since 1985, and from 1983 until 1998, was the Controller of Data Probe, Inc.

(f) Involvement in Certain Legal Proceedings.


The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.


ITEM 11. EXECUTIVE COMPENSATION.


The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain beneficial Owners and Management" in the Proxy Statement


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


(a) Transactions with management and others.


         During the period between September 18, 1996 and June 6, 1997 the Company signed agreements with the Investor that provided for three loans of $100,000 each, of which $200,000 was received by the Company in 1996 and $100,000 was received by the Company in 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In addition, as part of the above financing, stock warrants were awarded for the purchase of up to 1,400,000 common shares at prices between $0.71 and $1.25 per share. The warrants for 200,000 of such shares (at $0.75 per share) would only be exercisable after the purchase by the Investor of the first 700,000 shares. The warrant for the additional 500,000 of such shares (at $1.25 per share) becomes exercisable from November 1, 2000 through October 31, 2001, assuming the prior exercise of the 200,000 share warrant.

         On June 6, 1997, the Investor and his affiliates purchased 700,000 shares for $0.71 per share, for a total profit of $500,000 ($400,000 in cash and $100,000 by cancellation of the first $100,000 note).

         On October 31, 1997, the Investor and two other directors purchased 200,000 shares for $150,000. The purchase of these shares made effective the stock purchase warrant that gives the Investor and his affiliates the right to purchase 500,000 shares at $1.25 per share. This warrant expires October 31, 2001, and is exercisable during the year preceding expiration.

         On July 30, 1997, the remaining notes totaling $200,000 were amended and restated by a new note bearing interest at 9% per annum, with quarterly payments of $25,000 plus accrued interest due on the last business day of each calendar quarter, commencing December 31, 1997, with any remaining balance being due July 30, 1999. The note is secured by the Company's assets excluding its building and was paid when due.

         In fiscal 1999, the Investor loaned the Company an additional $1,125,000 in the aggregate under promissory notes bearing interest at 9% annum and maturing at various dates from June 30, 2000 to June 30, 2001. The Company made payments of principal during the fiscal year totaling $175,000 due to the Investor. As of January 20, 2000, the total notes payable due to the Investor totaled $1,150,000 and is secured by the Company's assets.

         In fiscal 1996, the Company contracted with Data Probe, Inc., which is majority owned by the Company's former president, to provide certain research and development and sales support services through July, 1996. The Company incurred approximately $60,442 for the year ended October 31, 1996 in consideration for the aforementioned services.

         For the years ended October 31, 1998 and 1997, the Company reimbursed Datatab, Inc., a subsidiary of Data Probe, Inc., $47,683 and $65,763, respectively, for services rendered to the Company by an employee of Datatab, Inc.

         On January 16, 1996, the Company signed a promissory note to John R. Keller, a Vice President of the Company for a $30,000 loan, which was secured by certain test equipment. The note bore interest at 10% per annum, and was paid in full on July 16, 1997. Total interest payments for the year ended October 31, 1996 were $2,265. In addition, net loans of $6,883 were made by Yitzhak N. Bachana, then President, which had no provision for interest and were paid on demand.

         For the year ended October 31, 1999, the Company reimbursed Field Point Capital Management Company, a company 100% owned by the Company's Chairman, for services rendered in the amount of $54,000.

         Effective October 1998, the Company began leasing space from Field Point Capital Management Company, a company 100% owned by the Company's Chairman at $1,000 per month rent.

         (b) Certain business relationships.


         None.

         (c) Indebtedness of management.


         None.

         (d) Transactions with promoters.

         Not applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



         (a) 1.Financial Statements                                        Page
         --------------------------                                        ----


                  Included in Part II of this report:

                  Independent Auditors' Reports                              F-1

                  Consolidated balance sheets as at
                  October 31, 1999 and 1998                                  F-4

                  Consolidated statements of
                  operations for the years ended
                  October 31, 1999, 1998 and 1997                            F-5

                  Consolidated statements of
                  stockholders' equity (deficit)                             F-6

                  Consolidated statements of cash
                  flows for the years  ended
                  October 31, 1999, 1998 and 1997                            F-7

                  Notes to consolidated financial
                  Statements                                                 F-8

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (b) Reports Filed On Form 8-K


         Form 8-K, Dated October 6, 1998

         Form 8-K/A, Dated October 28, 1998

(c) Exhibits


EXHIBITS

3.1 Our composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our 10-K report for the fiscal year ended October 31, 1989.

3.2 Certificate of Amendment to our Certificate of Incorporation by reference to Annex B to our Schedule 14A dated June 23, 1999.

3.3 Our By-laws, dated as of May 16, 1988, are incorporated by reference from our 10-K report for the fiscal year ended October 31, 1998.

10.1 1988 Bonus Pool Plan, is incorporated by reference from our 10-K report for the fiscal year ended October 31, 1998.

10.2 The Company's 1988 Stock Option Plan, is incorporated by reference from our 10-K report for the fiscal year ended October 31, 1998.

10.3 The Company's 1999 Stock Option Plan is incorporated by reference from our Schedule 14A dated June 23, 1999.

10.4 Severance Agreement with Yitzhak N. Bachana effective October 2, 1998 (incorporated by reference from a Form 8-K, dated October 6, 1998).

10.5 Letter Agreement for employment services, dated December 28, 1999, between the Company and Ken J. McNamara is filed herewith.

14(a).1  Form 8-K, dated October 6, 1998, is incorporated herein by reference.

16 Change in Certifying Accountant (incorporated by reference from a Form 8-K/A, dated October 28, 1998).

21 List of Subsidiaries (incorporated by reference from our 10-K report for the fiscal year ended October 31, 1981).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MEGADATA CORPORATION

DATED:  JANUARY 27, 2000.                       By: /s/ G. S. Beckwith Gilbert
------  -----------------                       ------------------------------

                                               G. S. Beckwith Gilbert, Chairman
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


DATED:  JANUARY 27, 2000.                    /s/ G. S. Beckwith Gilbert
                                             --------------------------

                                             G. S. Beckwith Gilbert, Chairman
                                             and Chief Executive Officer

DATED:  JANUARY 27, 2000.                    /s/ Herbert E. Shaver
                                             ---------------------

                                             Herbert E. Shaver, Controller
                                             (Principal Financial and
                                             Accounting Officer)

DATED:  JANUARY 27, 2000.                    /s/ John R. Keller
                                             ------------------

                                             John R. Keller,
                                             Executive Vice President
                                             and Director

DATED:  JANUARY 27, 2000.                    /s/ Richard R. Schilling, Jr.
                                             -----------------------------

                                             Richard R. Schilling, Jr.,
                                             Director

DATED:  JANUARY 27, 2000.                    /s/ Yitzhak N. Bachana
                                             ----------------------
                                             Yitzhak N. Bachana, Director

DATED:  JANUARY 27, 2000.                    /s/ Bruce A. Whitman
                                             --------------------
                                             Bruce A. Whitman, Director

DATED:  JANUARY 27, 2000.                    /s/ Paul L. Graziani
                                             --------------------
                                             Paul L. Graziani, Director

Exhibit 10.5

December 28, 1999

Mr. Ken McNamara
23 Silver Crescent
Irvine, CA 92612

Dear Ken:

This letter confirms Megadata's proposal of employment to you.

Your position would be President and Chief Operating Officer effective
         January 3, 2000 at an annual salary of $140,000, payable every two weeks. It is understood that from January through October 2000, you will be providing services as described in Exhibit A attached to this letter.

Commencing November 1, 2000, you would be working full time out of Greenwich, CT office or such other place as we mutually agree.

On November 1, 2000, assuming your performance has been satisfactory, your salary would be increased to $200,000 per annum.

You would receive the normal Megadata fringe benefits offered to employees located in Connecticut plus a car allowance of $1,500 per month.

You would be elected to serve on Megadata's Board of Directors in July
         2000, on a year to year basis, for as long as you are an Executive Officer of the Company. You will be invited to attend all Board meetings prior to your election.

It is our expectation that you will be designated CEO of Megadata as soon as the Board deems appropriate. At that time a compensation package would be prepared for that position.

Options on Megadata common stock would be granted to you as follows:

         a) Qualified ISO pursuant to the plan: 75,000 shares with a three year vesting of 25,000 shares each year. The first 25,000 shares would vest on November 30, 2000.

         b) Nonqualified: 225,000 shares with a two year vesting of 112,500 shares each year. The first 112,500 shares would vest on November 30, 2000. The second 112,500 shares would vest on November 30, 2001.

         c) The options would be priced at market as of the closing price on the day of the grant which shall be January 3, 2000. If the stock does not trade on the day of the grant, the price would be the closing price on the last day on which it was traded prior to the grant. The options can only vest if you are serving as an Executive Officer of the Company at the time of vesting.

If you relocate to a mutually acceptable geographic location, Megadata would grant you a non interest-bearing loan of $150,000 with a term of three years to facilitate your purchase of a new home, structured pursuant to Section 7872 of the Internal Revenue Code. The principal shall be due and payable upon the first to occur of one hundred and eighty (180) days following the termination of your employment or three (3) years from the date of the loan.

Your moving expenses would also be paid by the company including, without limitation, the costs of transportation of furniture, household items, other personal property and automobiles, two (2) round trips by employee, his spouse and dependents from California to the intended new residence locale of a duration not to exceed a total of eight (8) days including airfare, overnight accommodations, meals and local transportation. If you leave the employ of Megadata prior to twelve months after the relocation, you would repay Megadata for these reimbursed moving costs.

We look forward to a long and mutually beneficial relationship.

Best personal regards.

Sincerely,

/s/G.S. Bechwith Gilbert
------------------------
G.S. Beckwith Gilbert
Chairman and Chief Executive Officer

Accepted:

/s/  K.J. McNamara
------------------

                                    Exhibit A
                      SERVICES AND EXCLUSIVITY OF SERVICES

Except as set forth to the contrary in this Agreement and so long as this Agreement shall continue in effect, Employee shall (i) devote his full time business time, energy and ability exclusively to the business, affairs and interests of Employer and its subsidiaries and matters related thereto, (ii) use Employee's best efforts and abilities faithfully and diligently to promote the business, affairs and interests of Employer and its subsidiaries, if any, and
(iii) shall perform the services contemplated by this Agreement in accordance with the policies established by, and under the direction of, the Board of Directors of Employer (the "Board"). The forgoing shall not preclude Employee from: serving as a Senior Vice President of, or in any other capacity with, Field Point Capital Management Company or any affiliate of such company, or any shareholder or owner of such company; engaging in civic, charitable or religious activities; or from serving on boards of directors of companies or organizations or from managing his private investments, which will not present any conflict of interest with Employer or affect the performance of Employee's duties pursuant to this Agreement. The other provisions of this Agreement to the contrary notwithstanding, Employer acknowledges that for the period commencing on January 3, 2000 and terminating on November 1, 2000, Employer shall only be obligated to devote three (3) weeks per calender month to the business, affairs and interests of Employer, and one (1) week of such three (3) weeks' services shall be performed from and at the Employee's residence in California.