Form 10-Q
period 2000-01-31
MEGADATA CORP
filed 2000-03-16
CIK 225628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period JANUARY 31, 2000
                                             ----------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                          Commission file number 0-7642
                                                 ------


                              MEGADATA CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                 11-2208938
            --------                                 ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


47 ARCH STREET, GREENWICH, CONNECTICUT                        06830
--------------------------------------                        -----
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (203) 629-8757
                                                     ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X               No
                                    -------

     ======================================================================

             There were 2,511,600 shares of common stock with a par value of $0.01 per share outstanding at March 14, 2000.

                                      INDEX

                      MEGADATA CORPORATION AND SUBSIDIARIES


                                                                           PAGE
PART I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets - January 31, 2000
                and October 31, 1999.                                         3

          Consolidated statements of income - Three
                months ended January 31, 2000 and 1999.                       4

          Consolidated statements of cash flows - Three months
                ended January 31, 2000 and 1999.                              5

          Notes to condensed consolidated financial
                statements - January 31, 2000                                 6

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        9

PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                            12

       Item 2.  Changes in Securities and Use of Proceeds                    12

       Item 3.  Defaults upon Senior Securities                              12

       Item 4.  Submission of Matters to a Vote of Security Holders          12

       Item 5.  Other Information                                            12

       Item 6.  Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                   12

PART I. FINANCIAL INFORMATION


                      MEGADATA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               JANUARY 31,       OCTOBER 31,
                                                               (UNAUDITED)
                                                                   2000             1999
                                                               -------------- ----------------
ASSETS
Current assets:
   Cash                                                         $   233,662    $   299,276
   Accounts receivable                                              228,855         85,237
   Inventories                                                      522,776        448,630
   Prepaid expenses and other current assets                         35,468         62,002
                                                                -----------    -----------
Total current assets                                              1,020,761        895,145

Property, plant and equipment, net                                   69,579         72,785
PASSUR network, net                                                 693,896        581,525
Other assets                                                         26,701         23,410
                                                                -----------    -----------
                                                                $ 1,810,937    $ 1,572,865
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                             $   202,386    $    36,923
   Accrued expenses and taxes                                       220,170        226,538
   Accrued expenses--related parties                                 45,301         19,303
   Notes payable--related party                                   1,050,000        825,000
   Deferred income                                                  177,185        106,670
   Installment note payable                                          20,458         35,340
                                                                -----------    -----------
Total current liabilities                                         1,715,500      1,249,774

Notes payable--related party, less current portion                   75,000        325,000
Installment note payable, less current portion                       20,138         12,945
                                                                -----------    -----------
                                                                  1,810,638      1,587,719

Stockholders' equity (deficit):
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 3,203,100 shares in 2000 and 1999        32,031         32,031
   Additional paid-in capital                                     2,460,653      2,460,653
   Accumulated deficit                                             (875,160)      (890,313)
                                                                -----------    -----------
                                                                  1,617,524      1,602,371
   Less cost of 691,500 common shares held in treasury            1,617,225      1,617,225
                                                                -----------    -----------
Total stockholders' equity (deficit)                                    299        (14,854)
                                                                -----------    -----------
                                                                $ 1,810,937    $ 1,572,865
                                                                ===========    ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      MEGADATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                         2000           1999
                                                  ------------------------------
Revenues:
   Net sales                                         $   467,759    $   137,308
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         172,788        127,198
   Research and development                               30,934         30,945
   Selling, general and administrative expenses          232,383        224,531
                                                     -----------    -----------
                                                         436,105        382,674
                                                     -----------    -----------

Income (loss) from operations                             31,654       (245,366)

Other income (expense):
   Interest income                                         2,764            491
   Interest expense                                       (1,119)       (15,150)
   Interest expense--related party                       (26,256)        (8,331)
   Other income                                            8,110           --
                                                     -----------    -----------
Net income (loss)                                    $    15,153    $  (268,856)
                                                     ===========    ===========

Net income (loss) per common share--basic
   and diluted                                       $       .01    $      (.11)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic                                  2,511,600      2,511,600
                                                     ===========    ===========
Weighted average number of common shares
   outstanding--diluted                                2,688,707      2,511,600
                                                     ===========    ===========








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      MEGADATA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                          2000           1999
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  15,153    $(268,856)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
     Depreciation                                           22,716       17,079
     Changes in operating assets and liabilities:
       Accounts receivable                                (143,618)      (7,422)
       Inventories                                         (74,146)    (106,460)
       Prepaid expenses and other current assets            26,534        1,814
       Other assets                                         (3,291)      (4,083)
       Accounts payable                                    165,463       68,086
       Accrued expenses and other current liabilities       90,145       24,534
                                                         ---------    ---------
Total adjustments                                           83,803       (6,452)
                                                         ---------    ---------
Net cash provided by (used in) operating activities         98,956     (275,308)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                            (129,245)        --
Capital expenditures                                        (2,636)      (3,650)
                                                         ---------    ---------
Net cash used in investing activities                     (131,881)      (3,650)

CASH FLOWS FROM FINANCING ACTIVITIES

(Payments of) proceeds from notes
  payable--related party                                   (25,000)     375,000
Payments of installment note                                (7,689)     (11,179)
Repayments of long-term debt                                  --        (14,095)
                                                         ---------    ---------
Net cash (used in) provided by financing activities        (32,689)     349,726
                                                         ---------    ---------

Decrease (increase) in cash                                (65,614)      70,768
Cash--beginning of fiscal year                             299,276       17,731
                                                         ---------    ---------
Cash--at January 31,                                     $ 233,662    $  88,499
                                                         =========    =========






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                JANUARY 31, 2000


1. BUSINESS

Megadata Corporation (the "Company") is a supplier of information, data services, software, and communication products intended to satisfy the needs of the aviation industry, primarily airlines and their affiliates, and airports. Its principal business is the design, manufacture, sale and service of its PASSUR (Passive Secondary Surveillance Radar) product line consisting of a real time aircraft monitoring system which incorporates its proprietary PASTRACK flight tracking software, as well as the delivery of data from such existing systems. The Company also began installing Company-owned PASSUR systems in strategic locations throughout the United States. This network of PASSURs, referred to as the PASSUR Network, provides the Company's customers access to PASSUR data by subscription. In addition, the Company provides customized software to its aviation customers. The Company also sells SA9600 Wireless Radio Modems, MURS, ALCX and RESNET airline reservation access systems.

2. BASIS OF PRESENTATION

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual report for the year ended October 31, 1999 on Form 10-K filed with the SEC; the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of Megadata Corporation at January 31, 2000 and the consolidated results of operations for the three month periods ended January 31, 2000 and 1999 and the consolidated statements of cash flows for the three months ended January 31, 2000 and 1999.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations for the fiscal year ending October 31, 2000.

3. INVENTORIES

Inventories have been computed using the lower of cost (first-in, first-out method) or market for the current quarter.

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                JANUARY 31, 2000


4. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period between September 18, 1996 and June 6, 1997 the Company signed agreements with G.S. Beckwith Gilbert (the "Investor"), who has since been named Chairman and Chief Executive Officer of the Company (the "Agreements") that provided for three loans of $100,000 each, of which $200,000 was received by the Company in 1996 and $100,000 was received by the Company in 1997. The three notes bore interest at a rate of 9% per annum, and were payable by July 30, 1997. In addition, as part of the above financing, stock warrants were awarded for the purchase of up to 1,400,000 common shares at prices between $0.71 and $1.25 per share. The warrants for 200,000 of such shares (at $0.75 per share) would only be exercisable after the purchase by the Investor of the first 700,000 shares. The warrant for the additional 500,000 of such shares (at $1.25 per share) becomes exercisable from November 1, 2000 through October 31, 2001, assuming the prior exercise of the 200,000 share warrant.

On June 6, 1997, the Investor and his affiliates purchased 700,000 shares for $0.71 per share, for a total investment of $500,000 ($400,000 in cash and $100,000 by cancellation of the first $100,000 note).

On October 31, 1997, the Investor and two other directors, Mr. Whitman and Mr. Graziani, purchased 200,000 shares for $150,000. The purchase of these shares made effective the stock purchase warrant that gives the Investor and his affiliates the right to purchase 500,000 shares at $1.25 per share. This warrant expires October 31, 2001, and is exercisable during the year preceding expiration.

During 1997, the Investor was elected a director of the Company and Chairman of the Board. On October 2, 1998, the Investor was named to the additional post of President and Chief Executive Officer. In January 2000, Kenneth J. McNamara was elected President of the Company. The Investor remains Chairman and CEO.

In fiscal 1999, the Investor loaned the Company an additional $1,125,000 in the aggregate under promissory notes bearing interest at 9% annum and maturing at various dates from June 30, 2000 to June 30, 2001. The Company made payments of principal during the fiscal year totaling $175,000 due to the Investor. During the quarter ended January 31, 2000, the Company made payments of principal totaling $25,000 due to the Investor. As of January 31, 2000, the notes due to the Investor totaled $1,125,000 and are secured by the Company's assets.

                      MEGADATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                JANUARY 31, 2000

4. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

Effective October 1998, the Company began leasing space from Field Point Capital Management Company (FPCM), a company 100% owned by the Company's Chairman, at $1,000 per month rent.

For the year ended October 31, 1999, the Company reimbursed FPCM for services rendered in the amount of $54,000. For the quarter ended January 31, 2000, the services rendered by FPCM to the Company were $12,710.

5. EARNINGS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share", which was effective for both interim and annual financial statements for periods ending after December 31, 1997. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                  Three Months Ended January 31,
                                                       2000            1999
                                                  ------------------------------

Numerator:
      Net income (loss) for basic and
      diluted earnings per common share             $    15,153     $  (268,856)
                                                    ===========     ===========

Denominator:
      Denominator for basic net
      income (loss) per common share                  2,511,600       2,511,600
Effect of dilutive securities:
      Employee and director stock
      options and warrants (calculated
      under the Treasury Stock Method)                  177,107            --
                                                    -----------     -----------

Denominator for diluted net
      income (loss) per common share                  2,688,707       2,511,600
                                                    ===========     ===========

Basic and diluted net income (loss)
      per common share                              $       .01     $      (.11)
                                                    ===========     ===========


                      MEGADATA CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

REVENUE
-------

Revenue during the three months ended January 31, 2000 increased by approximately $330,000, or 241%, as compared to the corresponding period ended January 31, 1999. Increases in revenue occurred in the following sales categories: PASSUR systems, PASSUR maintenance, PASSUR upgrades, and PASSUR data subscription incorporating the Company's proprietary PASTRACK software. Decreases occurred in Radio Modems, Protocol Converters and UNIX Systems.

The Company sold a PASSUR System and completed a PASSUR upgrade during the first quarter of fiscal 2000. The Company is building additional PASSURs which it plans to continue installing at major airports as Company owned units, and from which it will sell the data they generate directly to airline customers. Management believes that, with the increased sales and marketing effort for the PASSUR product line, additional revenues from the sale of products and data services can be realized in the coming fiscal year.

Management is reviewing product offerings and the performance of product lines in which revenue has decreased over the last two fiscal years.

COST OF SALES
-------------

During the quarter ended January 31, 2000, cost of sales increased by approximately $46,000, or 36%, over the same quarter of 1999. The increase was primarily due to the higher levels of production offset by lower fixed costs resulting from the sale of the Company's building as well as from the capitalization of the cost of production for the Company owned PASSUR network. The network includes PASSURs and workstations incorporating PASTRACK software which is being installed at major airports.



RESEARCH AND DEVELOPMENT
------------------------

The Company's research and development expenses remained approximately the same in the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. The Company anticipates continuing to incur research and development expenditures approximately at current levels. Research and development efforts include activities associated with the enhancement, and improvement of the Company's existing hardware and software. There was no customer sponsored research and development during the first quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expenses increased by approximately $8,000, or 3%, during the first three months of fiscal 2000 as compared to the same period in fiscal 1999. The Company has continued its intensive sales and marketing effort. In January 2000, the Company hired a president, who is serving as chief operating officer, with extensive experience in the aviation industry. Increases in salaries, professional fees, travel, and advertising expenses were largely offset by lower consulting fees.

NET INCOME (LOSS)
-----------------

The Company earned net income of $15,153, or $.01 per common share, during the three month period ended January 31, 2000. In the same period of fiscal 1999, the Company generated a net loss of $268,856, or $.11 per common share.

During the quarter ended January 31, 2000, revenue increased 241% while costs and expenses increased by only 36% resulting in a net income of $15,153. The revenue from the increase in sales comes largely from the PASSUR product line and more than offsets the higher operating costs resulting from increased production levels.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 31, 2000, the Company's current liabilities exceeded current assets by $694,739. Management is addressing this working capital deficiency by aggressively marketing its PASSUR systems and by the recent introduction of the data subscription services. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company will receive the financial support of one of its stockholders.

The Company was profitable for the first quarter of fiscal 2000 and the last two quarters of fiscal 1999 and a continuation of this trend could lead to sustained profitability in fiscal 2000, although no assurances can be provided in this regard. Since the increased sales effort began in August 1998, the Company has seen many positive signs that its PASSUR product line could provide additional revenue. With the Company's decision to establish a network of Company-owned PASSUR sites, additional revenue could be earned through its subscription services. However, increased competition, and continued budget constraints among its clients, could impact this potential revenue.

Interest by potential customers in the Company's PASSUR systems remains strong and the Company anticipates an increase in future revenue. However, the Company cannot predict if such revenue will materialize. If sales do not continue to increase, losses may recur. The extent of such profits or losses will be dependent on the sales volume achieved.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
        NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        NONE

ITEM 5. OTHER INFORMATION.
        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 27.1 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended January 31, 2000



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATED:  MARCH 14, 2000.                     /s/ G. S. Beckwith Gilbert
                                            --------------------------
                                            G. S. Beckwith Gilbert, Chairman,
                                            and Chief Executive Officer


DATED:  MARCH 14, 2000.                     /s/ Herbert E. Shaver
                                            ---------------------
                                            Herbert E. Shaver,
                                            Chief Financial Officer