Form 10-Q
period 2000-04-30
MEGADATA CORP
filed 2000-06-14
CIK 225628

Page 16 of 16

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period APRIL 30, 2000


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                          Commission file number 0-7642


                              MEGADATA CORPORATION
                             ---------------------
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


       Registrant's telephone number, including area code: (203) 629-8757
                                                           -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X               No
                               -------               -------

     ======================================================================

          There were 2,511,600 shares of common stock with a par value of $0.01 per share outstanding at June 14, 2000.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page
Part I.         Financial Information

       Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - April  30, 2000
                and October 31, 1999.                                         3

          Consolidated Statements of Operations - Six
                months ended April 30, 2000 and 1999.                         4

          Consolidated Statements of Operations - Three
                months ended April 30, 2000 and 1999.                         5

          Consolidated Statements of Cash Flows - Three months
                ended April 30, 2000 and 1999.                                6

          Notes to Condensed Consolidated Financial
                Statements - April 30, 2000                                   7

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       10

       Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                            12

Part II.        Other Information

       Item 1.  Legal Proceedings                                            13

       Item 2.  Changes in Securities and Use of Proceeds                    13

       Item 3.  Defaults upon Senior Securities                              13

       Item 4.  Submission of Matters to a Vote of Security Holders          13

       Item 5.  Other Information                                            13

       Item 6.  Exhibits and Reports on Form 8-K                             13

Signatures                                                                   14



Part I.  Financial Information


                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                  APRIL 30,     OCTOBER 31,
                                                                    2000            1999
                                                               -------------- --------------
                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash                                                         $   114,256    $   299,276
   Accounts receivable                                              117,534         85,237
   Inventories                                                      626,956        448,630
   Prepaid expenses and other current assets                         23,481         62,002
                                                                -----------    -----------
Total current assets                                                882,227        895,145

Property, plant and equipment, net                                   90,243         72,785
PASSUR network, net                                                 960,501        581,525
Other assets                                                         22,502         23,410
                                                                -----------    -----------
                                                                $ 1,955,473    $ 1,572,865
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                             $   335,415    $    36,923
   Accrued expenses and taxes                                       267,216        226,538
   Accrued expenses--related parties                                 38,468         19,303
   Notes payable--related party                                   1,050,000        825,000
   Deferred income                                                  126,489        106,670
   Installment note payable                                          23,384         35,340
                                                                -----------    -----------
Total current liabilities                                         1,840,972      1,249,774

Notes payable--related party, less current portion                  275,000        325,000
Installment note payable, less current portion                        8,276         12,945
                                                                -----------    -----------
                                                                  2,124,248      1,587,719

Stockholders' deficit:
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 3,203,100 shares in 2000 and 1999        32,031         32,031
   Additional paid-in capital                                     2,460,653      2,460,653
   Accumulated deficit                                           (1,044,234)      (890,313)
                                                                -----------    -----------
                                                                  1,448,450      1,602,371
   Less cost of 691,500 common shares held in treasury            1,617,225      1,617,225
                                                                -----------    -----------
Total stockholders' deficit                                        (168,775)       (14,854)
                                                                -----------    -----------
                                                                $ 1,955,473    $ 1,572,865
                                                                ===========    ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                      SIX MONTHS ENDED APRIL 30,
                                                         2000          1999
                                                     -----------    -----------
Revenues:
   Net sales                                         $   752,215    $   392,839
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         263,137        254,444
   Research and development                               61,304         61,107
   Selling, general and administrative expenses          538,818        509,975
                                                     -----------    -----------
                                                         863,259        825,526
                                                     -----------    -----------

Loss from operations                                    (111,044)      (432,687)

Other income (expense):
   Interest income                                         3,864          1,060
   Interest expense                                       (2,257)       (29,972)
   Interest expense--related party                       (52,594)       (26,562)
   Other income                                            8,110           --
                                                     -----------    -----------
Net loss                                             $  (153,921)   $  (488,161)
                                                     ===========    ===========

Net loss per common share--basic
   and diluted                                       $      (.06)   $      (.19)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      2,511,600      2,511,600
                                                     ===========    ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    THREE MONTHS ENDED APRIL 30,
                                                        2000            1999
                                                     -----------    -----------
Revenues:
   Net sales                                         $   284,456    $   255,531
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                          90,349        127,246
   Research and development                               30,369         30,162
   Selling, general and administrative expenses          306,435        285,444
                                                     -----------    -----------
                                                         427,153        442,852
                                                     -----------    -----------

Loss from operations                                    (142,697)      (187,321)

Other income (expense):
   Interest income                                         1,100            569
   Interest expense                                       (1,138)       (14,822)
   Interest expense--related party                       (26,338)       (18,231)
                                                     -----------    -----------
Net loss                                             $  (169,073)   $  (219,805)
                                                     ===========    ===========

Net loss per common share--basic
   and diluted                                       $      (.07)   $      (.09)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      2,511,600      2,511,600
                                                     ===========    ===========







             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                      SIX MONTHS ENDED APRIL 30,
                                                           2000          1999
                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(153,921)   $(488,161)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
     Depreciation                                           51,995       34,159
     Changes in operating assets and liabilities:
       Accounts receivable                                 (32,297)      (6,357)
       Inventories                                        (178,326)    (169,876)
       Prepaid expenses and other current assets            38,521       15,730
       Other assets                                            908        1,333
       Accounts payable                                    298,492       76,898
       Accrued expenses and other current liabilities       79,662      (50,106)
                                                         ---------    ---------
Total adjustments                                          258,955      (98,219)
                                                         ---------    ---------
Net cash provided by (used in) operating activities        105,034     (586,380)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                            (419,286)        --
Capital expenditures                                       (29,143)     (45,540)
                                                         ---------    ---------
Net cash used in investing activities                     (448,429)     (45,540)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes
  payable--related party                                   (25,000)     (75,000)
Proceeds from notes
  payable--related party                                   200,000      825,000
Payments of installment note                               (16,625)     (19,023)
Repayments of long-term debt                                  --        (28,519)
                                                         ---------    ---------
Net cash provided by financing activities                  158,375      702,458
                                                         ---------    ---------

(Decrease) increase in cash                               (185,020)      70,538
Cash--beginning of fiscal year                             299,276       17,731
                                                         ---------    ---------
Cash--at January 31,                                     $ 114,256    $  88,269
                                                         =========    =========






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2000


1. BUSINESS

Megadata Corporation (the "Company") is a supplier of information, data services, software, and communication products for the aviation industry, primarily airlines and their affiliates, and airports. The Company's principal business is the design, manufacture, sale and service of its Passive Secondary Surveillance Radar ("PASSUR") product line consisting of a real time aircraft monitoring system which incorporates the Company's proprietary PASTRACK flight tracking software. The Company also offers products which deliver data from such existing systems. The Company has also begun installing Company-owned PASSUR systems in strategic locations throughout the United States. This network of PASSURs, referred to as the PASSUR Network, provides the Company's customers access to PASSUR data by subscription. In addition, the Company provides customized software to its aviation customers. The Company also sells SA9600 Wireless Radio Modems, MURS, ALCX and RESNET airline reservation access systems.

2. BASIS OF PRESENTATION

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual report for the year ended October 31, 1999 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of Megadata Corporation at April 30, 2000 and the consolidated results of operations for the three and six month periods ended April 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended April 30, 2000 and 1999.

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

                                 April 30, 2000


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

During 1997, the Investor was elected a director of the Company and Chairman of the Board. On October 2, 1998, the Investor was named to the additional post of President and Chief Executive Officer ("CEO"). In January 2000, Kenneth J. McNamara was elected President of the Company. The Investor remains Chairman and CEO.

In fiscal 1999, the Investor loaned the Company an additional $1,125,000 in the aggregate under promissory notes bearing interest at 9% annum and maturing at various dates from June 30, 2000 to June 30, 2001. The Company made payments of principal during the fiscal year totaling $175,000 due to the Investor. During the six months ended April 30, 2000, the Company made payments of principal totaling $25,000 due to the Investor. During the six months ended April 30, 2000, the Investor loaned the Company an additional $200,000 in the aggregate under promissory notes bearing interest at 9% annum and maturing at various dates from June 30, 2000 to December 31, 2001. As of April 30, 2000, the notes due to the Investor totaled $1,325,000 and are secured by the Company's assets. As of June 14, 2000, the notes due to the Investor totaled $1,725,000 and are secured by the Company's assets.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2000

4. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by the Company's Chairman, at $1,000 per month rent.

For the year ended October 31, 1999, the Company reimbursed FPCM for services rendered in the amount of $54,000. For the six months ended April 30, 2000, the services rendered by FPCM to the Company were $25,240.

5. EARNINGS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share", which was effective for both interim and annual financial statements for periods ending after December 31, 1997. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements. For all periods presented, the effect of outstanding stock options and warrants were excluded from the diluted loss per share computation, as their effect would have been antidilutive.

                      Megadata Corporation and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                       -----------------------------------



RESULTS OF OPERATIONS
---------------------

REVENUE
-------

Revenue during the six months ended April 30, 2000 increased by approximately $359,000, or 91%, as compared to the corresponding period ended April 30, 1999. This increase was primarily attributable to the sale of a PASSUR System and the completion of several PASSUR upgrades during the first six months of fiscal 2000. Increases in revenue occurred in the following sales categories: PASSUR systems, PASSUR maintenance, PASSUR upgrades, and PASSUR data subscription incorporating the Company's proprietary PASTRACK software. An aggregate decrease of 69% occurred in revenue from Radio Modems, Protocol Converters and UNIX Systems for the six months ending April 30, 2000 when compared to the similar period of 1999.

Revenue during the three months ended April 30, 2000, increased by approximately $29,000, or 11%, as compared to the corresponding period ended April 30, 1999. Increases in revenue occurred in the following sales categories: PASSUR data subscription, PASSUR maintenance, PASSUR upgrades, and Protocol Converters. Decreases occurred in PASSUR systems, Misc Sales, and Service Revenue.

The Company sold a PASSUR System and completed several PASSUR upgrades during the first six months of fiscal 2000. The Company is building additional PASSURs, which it plans to continue installing at major airports as Company owned units, and from which it will sell the data they generate directly to airline customers. Management believes that, with the increased sales and marketing effort for the PASSUR product line, additional revenues from the sale of products and data services can be realized in the coming fiscal year.

Management is reviewing product offerings and the performance of product lines in which revenue has decreased over the last two fiscal years.

COST OF SALES
-------------

During the six months ended April 30, 2000, cost of sales increased by approximately $9,000, or 3%, over the same quarter of 1999. The slight increase was primarily due to the higher levels of production offset by lower fixed costs resulting from the sale of the Company's building as well as from the capitalization of the cost of production for the Company owned PASSUR network. The network includes PASSURs and workstations incorporating PASTRACK software, which is being installed at major airports.

During the quarter ended April 30, 2000, cost of sales decreased by approximately $37,000, or 29%, over the same quarter of 1999. The decrease was primarily due to lower fixed costs resulting from the sale of the Company's building as well as from the capitalization of the cost of production for the Company owned PASSUR network. The network includes PASSURs and workstations incorporating PASTRACK software which is being installed at major airports.

RESEARCH AND DEVELOPMENT
------------------------

The Company's research and development expenses remained approximately the same in the first six months of fiscal 2000 as compared to the same period in fiscal 1999. The Company anticipates continuing to incur research and development expenditures approximately at current levels. Research and development efforts include activities associated with the enhancement, and improvement of the Company's existing hardware and software. There was no customer sponsored research and development during the first quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expenses increased by approximately $29,000, or 6%, during the first six months of fiscal 2000 as compared to the same period in fiscal 1999. Selling, general and administrative expenses increased by approximately $21,000, or 7%, during the three months ending April 30, 2000 as compared to the same period in fiscal 1999 due to an increased sales and marketing effort.

The Company is continuing its intensive sales and marketing efforts. In January 2000, the Company hired a president, who is serving as chief operating officer, with extensive experience in the aviation industry. Increases in salaries, professional fees, travel, and advertising expenses were largely offset by lower consulting fees.

NET LOSS
--------

The Company reported a net loss of $153,921, or $.06 per common share, during the six month period ended April 30, 2000. In the same period of fiscal 1999, the Company generated a net loss of $488,161, or $.19 per common share. The decrease in the Company's loss was a result of higher revenues generated from the PASSUR product line.

During the quarter ended April 30, 2000, the Company reported a net loss of $169,073, or $.07 per common share. In the same period of fiscal 1999, the Company reported a net loss of $219,805, or $.09 per common share.

Revenue increased 91% while costs and expenses increased by only 5% resulting in a smaller net loss for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The revenue from the increase in sales comes largely from the PASSUR product line but was not sufficient to offset the higher operating costs resulting from increased production levels and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At April 30, 2000, the Company's current liabilities exceeded current assets by $958,745. Management is addressing this working capital deficiency by aggressively marketing its PASSUR systems and by the recent introduction of data subscription services. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, one of the Company's stockholders has committed to provide financial support.

The Company was unprofitable for the second quarter of fiscal 2000. The Company was however, profitable for the first quarter of fiscal 2000 and the last two quarters of fiscal 1999. Since the increased sales effort began in August 1998, the Company has seen many positive signs that its PASSUR product line could provide additional revenue. With the Company's decision to establish a network of Company-owned PASSUR sites, additional revenue could be earned through its subscription services. However, increased competition, and continued budget constraints among its clients, could impact this potential revenue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        -----------------------------------------------------------

        NONE

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS.
        NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        Shareholders at the Company's Annual Meeting on April 11, 2000 voted to:

(1)     Elect the following to the Board of Directors:

                                            FOR              WITHHOLD
                                            ---              --------
        G.S. Beckwith Gilbert             2,143,921            1,750
        Richard R. Schilling              2,143,921            1,750
        Yitzhak N. Bachana                2,142,421            3,250
        Bruce N. Whitman                  2,143,921            1,750
        Paul L. Graziani                  2,143,921            1,750
        John R. Keller                    2,143,721            1,950

(2) Approve the Amendment to the Company's 1999 Stock Incentive Plan which increases the number of shares available for distribution, and which is described in more detail in the Company's Proxy.

                     FOR                   AGAINST          ABSTAIN
                     ---                   -------          -------
                   1,663,254               33,060            6,150

(3) Ratify the appointment of Ernst & Young, LLP, as the Company's independent public accountants for the fiscal year ended October 31, 2000.

                     FOR                   AGAINST          ABSTAIN
                     ---                   -------          -------
                  2,142,321                 1,400            1,950

ITEM 5. OTHER INFORMATION.
        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibit 27.1 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended April 30, 2000



         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


         DATED:  JUNE 14, 2000.             /s/ G. S. Beckwith Gilbert
                                            --------------------------
                                            G. S. Beckwith Gilbert, Chairman,
                                            and Chief Executive Officer


         DATED:  JUNE 14, 2000.             /s/ Peggy A. Arnold
                                            -------------------
                                            Peggy A. Arnold, Vice President
                                            of Finance,
                                            Chief Financial Officer