Form 10-Q
period 2000-07-31
MEGADATA CORP
filed 2000-09-14
CIK 225628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period JULY 31, 2000
                                             -------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                         Commission file number 0-7642


                              MEGADATA CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                    11-2208938
           --------                                    ----------
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)


                  47 ARCH STREET, GREENWICH, CONNECTICUT 06830
 -------------------------------------------------------------------------------
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

     ======================================================================
             There were 2,973,115 shares of common stock with a par value of $0.01 per share outstanding at September 14, 2000.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                        Page
Part I. Financial Information

        Item 1.   Financial Statements (Unaudited)

           Consolidated Balance Sheets - July 31, 2000
                  and October 31, 1999.                                    3

           Consolidated Statements of Operations - Nine
                  months ended July 31, 2000 and 1999.                     4

           Consolidated Statements of Operations - Three
                  months ended July 31, 2000 and 1999.                     5

           Consolidated Statements of Cash Flows - Nine months
                  ended July 31, 2000 and 1999.                            6

           Notes to Condensed Consolidated Financial
                  Statements - July 31, 2000                               7

        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   10

        Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                       12

Part II.          Other Information

        Item 1.   Legal Proceedings                                       13

        Item 2.   Changes in Securities and Use of Proceeds               13

        Item 3.   Defaults upon Senior Securities                         13

        Item 4.   Submission of Matters to a Vote of Security Holders     13

        Item 5.   Other Information                                       13

        Item 6.   Exhibits and Reports on Form 8-K                        13

Signatures                                                                13

Part I. Financial Information


                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                  JULY 31, OCTOBER 31,
                                                                   2000          1999
                                                             ---------------------------
                                                               (UNAUDITED)
ASSETS
Current assets:
   Cash                                                     $    51,311    $   299,276
   Accounts receivable                                          561,673         85,237
   Inventories                                                  739,876        448,630
   Prepaid expenses and other current assets                     19,296         62,002
                                                            -----------    -----------
Total current assets                                          1,372,156        895,145

Property, plant and equipment, net                               92,293         72,785
PASSUR network, net                                           1,007,040        581,525
Other assets                                                     18,793         23,410
                                                            -----------    -----------
                                                            $ 2,490,282    $ 1,572,865
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $   400,714    $    36,923
   Accrued expenses and taxes                                   195,335        226,538
   Accrued expenses--related parties                             26,949         19,303
   Notes payable--related party                               1,075,000        825,000
   Deferred income                                              109,944        106,670
   Installment note payable                                      17,407         35,340
                                                            -----------    -----------
                                                            -----------    -----------
Total current liabilities                                     1,825,349      1,249,774

Notes payable--related party, less current portion              300,000        325,000
Installment note payable, less current portion                    5,319         12,945
                                                            -----------    -----------
                                                            -----------    -----------
                                                              2,130,668      1,587,719

Stockholders' equity:
   Common shares--authorized 10,000,000 shares, par value
      $.01 per share; issued 3,669,615 shares in 2000 and
      3,203,100 in 1999                                          36,696         32,031
   Additional paid-in capital                                 3,039,132      2,460,653
   Accumulated deficit                                       (1,098,989)      (890,313)
                                                            -----------    -----------
                                                              1,976,839      1,602,371
   Less cost of 691,500 common shares held in treasury        1,617,225      1,617,225
                                                            -----------    -----------
Total stockholders' equity (deficit)                            359,614        (14,854)
                                                            -----------    -----------
                                                            $ 2,490,282    $ 1,572,865
                                                            ===========    ===========

                                                                    Page 3

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                                    NINE MONTHS ENDED JULY 31,
                                                                      2000            1999
                                                                 ------------    -----------
Revenues:
   Net sales                                                      $ 1,382,241    $   924,605
                                                                   -----------    -----------

Cost and expenses:
   Cost of sales                                                      485,704        401,131
   Research and development                                            99,040         91,337
   Selling, general and administrative expenses                       930,050        766,253
                                                                  -----------    -----------
                                                                    1,514,794      1,258,721
                                                                  -----------    -----------

Loss from operations                                                 (132,553)      (334,116)

Other income (expense):
   Interest income                                                      5,080          1,480
   Interest expense                                                    (3,356)       (44,458)
   Interest expense--related party                                    (85,956)       (51,100)
   Other income                                                         8,110           --
                                                                  -----------    -----------
Net loss                                                          $  (208,675)   $  (428,194)
                                                                  ===========    ===========

Net loss per common share--basic
   and diluted                                                    $      (.08)   $      (.17)
                                                                  ===========    ===========

Weighted average number of common shares outstanding--
   basic and diluted                                                2,563,435      2,511,600
                                                                  ===========    ===========



                                                                          Page 4



               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                                  THREE MONTHS ENDED JULY 31,
                                                                      2000            1999
                                                                  ------------   -----------
Revenues:
   Net sales                                                      $   630,026    $   531,766
                                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                                      222,567        146,687
   Research and development                                            37,736         30,230
   Selling, general and administrative expenses                       391,232        256,278
                                                                  -----------    -----------
                                                                      651,535        433,195
                                                                  -----------    -----------

(Loss) income from operations                                         (21,509)        98,571

Other income (expense):
   Interest income                                                      1,216            420
   Interest expense                                                    (1,099)       (14,486)
   Interest expense--related party                                    (33,362)       (24,538)
                                                                  -----------    -----------
Net (loss) income                                                 $   (54,754)   $    59,967
                                                                  ===========    ===========

Net (loss) income per common share--basic
   and diluted                                                    $      (.02)   $       .02
                                                                  ===========    ===========

Weighted average number of common shares outstanding--
   basic and diluted                                                2,667,105      2,511,600
                                                                  ===========    ===========



                                                                          Page 5



               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.






                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                          NINE MONTHS ENDED JULY 31,
                                                             2000          1999
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (208,675)   $  (428,194)
Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation                                            82,048         51,238
      Changes in operating assets and liabilities:
        Accounts receivable                                 (476,436)      (390,680)
        Inventories                                         (291,246)      (119,850)
        Prepaid expenses and other current assets             42,706         12,679
        Other assets                                           4,617        (12,273)
        Accounts payable                                     363,791        135,571
        Accrued expenses and other current liabilities        12,860        (13,743)
                                                         -----------    -----------
Total adjustments                                           (261,660)      (337,058)
                                                         -----------    -----------
Net cash used in operating activities                       (470,335)      (765,252)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                              (490,035)          --
Capital expenditures                                         (37,036)      (169,329)
                                                         -----------    -----------
Net cash used in investing activities                       (527,071)      (169,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes
  payable--related party                                     (25,000)       (75,000)
Proceeds from notes
  payable--related party                                     800,000      1,075,000
Payments of installment note                                 (25,559)       (25,386)
Repayments of long-term debt                                    --          (43,278)
                                                         -----------    -----------
Net cash provided by financing activities                    749,441        931,336
                                                         -----------    -----------

Decrease in cash                                            (247,965)        (3,245)
Cash--beginning of period                                    299,276         17,731
                                                         -----------    -----------
Cash--end of period                                      $    51,311    $    14,486
                                                         ===========    ===========

                                                         $   583,144    $      --
NON-CASH FINANCING ACTIVITY
Conversion of notes payable - related
  party plus accrued interest for
  common stock
                                                         ===========    ===========
                                                                          Page 6

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 2000


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

2. BASIS OF PRESENTATION

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual report for the year ended October 31, 1999 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of Megadata Corporation at July 31, 2000 and the consolidated results of operations for the three and nine month periods ended July 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended July 31, 2000 and 1999.

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

                                  July 31, 2000


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

During 1997, the Investor was elected a director of the Company and Chairman of the Board. On October 2, 1998, the Investor was named to the additional post of President and Chief Executive Officer ("CEO"). In January 2000, Kenneth J. McNamara was elected President and Chief Operating Officer of the Company. Mr. McNamara has since left the Company. During the third quarter of fiscal 2000, Peggy Arnold was elected Vice President of Finance and Chief Financial Officer and Daniel Puzon was named Director of Government and Airport Sales. The Investor remains Chairman and CEO.

In fiscal 1999, the Investor loaned the Company an additional $1,125,000 in the aggregate under promissory notes bearing interest at 9% per annum and maturing at various dates from June 30, 2000 to June 30, 2001. The Company made payments of principal during the fiscal year totaling $175,000 to the Investor. During the nine months ended July 31, 2000,

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 2000

4. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

the Company made payments of principal totaling $25,000 to the Investor. During the nine months ended July 31, 2000, the Investor loaned the Company an additional $800,000 in the aggregate under promissory notes bearing interest at 9% per annum and maturing at various dates from June 30, 2000 to December 31, 2001.

At June 30, 2000, the Investor converted principal payments on $550,000 in promissory notes of the Company plus accrued interest into shares of the Company's common stock. These promissory notes were originally issued by the Company during the 1999 fiscal year in exchange for financing provided by the Investor. The principal payments of $550,000 together with accrued interest in the amount of $33,144 were converted into 466,515 shares of common stock in the Company at $1.25 per share. This conversion increased the number of shares outstanding to 2,978,115 shares.

As of July 31, 2000, the notes due to the Investor totaled $1,375,000 and are secured by the Company's assets. As of September 14, 2000, the notes due to the Investor totaled $1,575,000 and are secured by the Company's assets.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by the Company's Chairman, at $1,000 per month rent.

For the year ended October 31, 1999, the Company reimbursed FPCM for services rendered in the amount of $54,000. For the nine months ended July 31, 2000, the services rendered by FPCM to the Company were $37,814.

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

                      Megadata Corporation and Subsidiaries

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUE

Revenue during the nine months ended July 31, 2000 increased by approximately $458,000, or 49%, as compared to the corresponding period ended July 31, 1999. This increase was primarily attributable to the sale of three PASSUR Systems and the completion of several PASSUR upgrades during the first nine months of fiscal 2000. Increases in revenue occurred in the following sales categories: PASSUR systems, PASSUR maintenance, PASSUR upgrades, and PASSUR data subscription incorporating the Company's proprietary PASTRACK software. The Company's other product lines, Radio Modems, Protocol Converters and UNIX Systems, accounted for 3% of total sales during the nine months ending July 31, 2000 when compared to 13% for the similar period of 1999.

Revenue during the three months ended July 31, 2000, increased by approximately $98,000, or 18%, as compared to the corresponding period ended July 31, 1999. Increases in revenue occurred in the following sales categories: PASSUR systems, PASSUR data subscription, PASSUR maintenance, and Protocol Converters. Decreases occurred in PASSUR upgrades, Miscellaneous Sales, and Service Revenue.

The Company sold three PASSUR Systems and completed several PASSUR upgrades during the first nine months of fiscal 2000. The Company is building additional PASSURs, which it plans to continue installing at major airports as Company owned units, and from which it will sell the data they generate directly to airline customers. Management believes that, with the increased sales and marketing effort for the PASSUR product line, additional revenues from the sale of products and data services can be realized in the coming fiscal year.

Management is continuously reviewing product offerings and the performance of product lines in which revenue has decreased.

COST OF SALES

During the nine months ended July 31, 2000, cost of sales increased by approximately $85,000, or 21%, over the same quarter of 1999. The increase was primarily due to the sale of the three PASSUR systems offset by lower fixed costs resulting from the sale of the Company's building as well as from the lower cost per unit due to the larger number of PASSUR units produced related to the Company owned PASSUR network. The network includes PASSURs and workstations incorporating PASTRACK software which are being installed at major airports. During the quarter ended July 31, 2000, cost of sales increased by approximately $76,000, or 52%, over the same quarter of 1999. The increase was primarily due to the sale of the two PASSUR systems offset by lower fixed costs resulting from the sale of the Company's building as well as from the lower cost per unit due to the larger number of PASSUR units produced related to the Company owned PASSUR network. The network includes PASSURs and workstations incorporating PASTRACK software which is being installed at major airports.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses increased by approximately $8,000, or 8% in the first nine months of fiscal 2000 as compared to the same period in fiscal 1999. Salary increases accounted for a majority of the increase. Two additional employees have been hired since the end of the third quarter of fiscal 2000 to enable the Company to develop significant enhancements to the PASSUR product line requested by its customers. As a result, research and development expenses are expected to increase in the fourth quarter the current fiscal year and in fiscal 2001. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware and software. There was no customer sponsored research and development activities during the first nine months of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by approximately $164,000, or 21%, during the first nine months of fiscal 2000 as compared to the same period in fiscal 1999. Selling, general and administrative expenses increased by approximately $135,000, or 53%, during the three months ending July 31, 2000 as compared to the same period in fiscal 1999 due to an increased sales and marketing effort.

The Company is continuing its intensive sales and marketing efforts. In April 2000, the Company hired a vice president of finance and a director of government sales, both with extensive experience in the aviation industry. Increases occurred in salaries, professional fees, travel, promotion and advertising expenses for the nine month period ending July 31, 2000 when compared with the same period of 1999.

NET LOSS

The Company incurred a net loss of $208,675, or $.08 per common share, during the nine month period ended July 31, 2000. In the same period of fiscal 1999, the Company incurred a net loss of $428,194, or $.17 per common share. The decrease in the Company's loss was primarily a result of higher revenues generated from the PASSUR product line offset by an increase in selling, general and administrative expenses.

During the quarter ended July 31, 2000, the Company reported a net loss of $54,754, or $.02 per common share. In the same period of fiscal 1999, the Company reported a net profit of $59,967, or $.02 per common share.

Revenue increased 49% while costs and expenses increased by only 20% resulting in a smaller net loss for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The revenue from the increase in sales comes largely from the PASSUR product line but was not sufficient to offset the higher operating costs resulting from increased production levels and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company's current liabilities exceeded current assets by $453,193. Management is addressing this working capital deficiency by aggressively marketing its PASSUR systems and by the recent introduction of data subscription services. In addition, the Company will continue to obtain financial support from one of the Company's stockholders or seek external financing as required.

The Company was unprofitable for the second and third quarter of fiscal 2000 as a result of higher marketing expenses to handle anticipated sales income. With the Company's decision to establish a network of Company-owned PASSUR sites, additional revenue could be earned through its subscription services. However, increased competition and continued budget constraints among its clients could impact this potential revenue.

Interest by potential customers in the Company's PASSUR systems remains strong and the Company anticipates an increase in future revenue. However, the Company cannot predict if such revenue will materialize. If sales do not continue to increase, losses may continue. The extent of such profits or losses will be dependent on the sales volume achieved.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                    NONE

ITEM 5. OTHER INFORMATION.
                    NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibit 27.1 - Financial Data Schedule

      (b) Form 8-K filed July 20, 2000 as dated June 30, 2000 reporting the conversion of certain promissory notes of the Company into shares of common stock of the Company.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATED:  SEPTEMBER 14, 2000.                 /s/ G. S. BECKWITH GILBERT
                                            --------------------------
                                            G. S. Beckwith Gilbert, Chairman,
                                            and Chief Executive Officer


DATED:  SEPTEMBER 14, 2000.                 /s/ PEGGY A. ARNOLD
                                            --------------------
                                            Peggy A. Arnold, Vice President of
                                            Finance, Chief Financial Officer