Form 10-K
period 2000-10-30
MEGADATA CORP
filed 2001-01-29
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

                              |_| Transition Report
                            Pursuant to Section 13 or
                             15(d) of the Securities
                            Exchange Act of 1934 (No
                                  fee required)
                    for the transition period from ___ to ___

                          Commission file number 0-7642

                              MEGADATA CORPORATION
                              --------------------
               (Exact name of Company as specified in its charter)

           NEW YORK                                   11-2208938
           --------                                   ----------
 (State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

                       47 ARCH STREET, GREENWICH, CT 06830
                       -----------------------------------
               (Address of principal executive office) (Zip Code)

                           Company's telephone number,
                       including area code: 203-629-8757
                                            ------------

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K     [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10K.

     The aggregate market value of the voting shares of the Company held by non-affiliates as at January 19, 2001 was $832,000

                  The number of common shares, $0.01 par value,
                outstanding as at January 19, 2001 was 3,473,115

                                     PART I


ITEM 1. BUSINESS.
-----------------


          (A) GENERAL DEVELOPMENT OF BUSINESS.
          ------------------------------------


          Megadata Corporation, (the "Company"), a New York corporation founded in 1967, is a supplier of information, data services, and software intended to satisfy the needs of the aviation industry, primarily airlines and their affiliates, and airports. Its principal business is the design, manufacture, sale and service of its PASSUR product line consisting of a real time aircraft monitoring system, as well as the delivery of application software, called PASTRACK, and delivery of data from the existing PASSUR systems.

          The Company's primary product is the PASSUR (Passive Secondary Surveillance Radar) System. PASSUR is an integrated operations control and management system used by airlines at their dispatch and station control centers. In addition, major airports worldwide use the PASSUR as part of an integrated noise management and monitoring system as well as for operations control.

          The Company, through a 1998 restructuring plan, has developed a new method of delivering information to its customers. The Company is selling subscription services from what is now becoming an international PASSUR Network of flight tracking systems. The Company will also continue to sell stand-alone PASSUR systems at a customer's request.

          The Company is transitioning from being a leading supplier of passive surveillance systems (a capital equipment business) to a leading provider of subscription based information and decision support services supplied by its PASSUR Network. These services will leverage the extensive passive surveillance data available through the network of PASSUR installations to provide application-specific "efficiency tools" to airlines, airports and related commercial businesses.

          To further enhance this subscription service from the PASSUR Network, the Company provides its own proprietary software suite, called PASTRACK, which enables the customer to incorporate many of the algorithms and functionality already experienced by airline and airport customers over the past several years.

          As a result, a larger audience of aviation and aviation-related organizations can utilize the information generated from the PASSUR network, thus creating additional demand for both the subscription services and the resulting software.

          Currently, PASSUR flight track coverage is available for 22 of the top 40 airports in the United States.

          The Company has incorporated the strictest levels of security over both the information generated by the PASSUR Network and the resulting end users.

          TECHNICAL DESCRIPTION
          ---------------------

          The PASSUR system, without emitting any active signals, receives aircraft identification and altitude information from aircraft transponder transmissions without emitting any active signals, which are interrogated by existing secondary surveillance radars. Received signals are processed in a standard workstation and displayed on a high-resolution color graphics data display to provide real-time identification and tracking of aircraft in flight. The display presentation is similar to that provided to Air Traffic Controllers. The presentation of flight tracks can be in real time or can be switched to a mode that permits observance of historical data for selected time periods.

          AIRLINE CUSTOMERS
          -----------------

          The PASSUR application software, called PASTRACK, is an accurate source of critical information to enhance situational awareness. Airlines use the information to drive a number of operating efficiencies that improve performance, increase customer satisfaction, and operating profits. These include:
          -- Accurate arrival and estimated time of arrival ("ETA") information available for passengers, particularly during irregular operations. The information is also expandable for terminal passenger data services such as Flight Information Display Systems (FIDS) or other displays.
          -- Greater compliance with the aviation community's goal to provide timely and accurate flight information to customers.
          -- Accurate arrival data and ETA's for managing airport operations. With better arrival information airlines can more effectively manage connecting flights during push periods. This tool complements gate management and staff scheduling programs and thus, enhances productivity improvements for ground personnel and support functions.
          -- Accurate information to help manage diversions. A more accurate picture of the terminal airspace and current holding patterns enables airlines to make better decisions about whether to divert aircraft during irregular operations.
          -- Ability to replay flight events to support post operations analysis. The play back of flight tracks and events will allow airlines to conduct a more thorough analysis of those events and thus, create opportunities to improve the efficiency and safety of operations.

          AIRPORT CUSTOMERS
          -----------------

          The PASSUR system can be integrated to work with noise monitoring and measuring equipment in a configuration that will supply a correlation between aircraft location and noise levels generated by the aircraft. With this real-time information, an airport noise abatement officer can enforce the law regarding noise levels emitted by an aircraft. When used as part of an airport noise monitoring system, airport managers and noise control officers can correlate noise events in the local community with specific airline flight tracks.

          PASSUR is used by many of the largest airports in the country and in different parts of the world. Currently, over 20 of the largest airports around the world utilize PASSUR as part of their daily operations. Several trials are also underway at several additional airports.

          In 2000, the Company introduced an Airport Operations version of PASTRACK. This product provides airports a predictive anticipatory operations decision-making tool to effectively plan for arriving aircraft as well as provide a playback capability for post operational analysis and planning.


          (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
          --------------------------------------------------


          Not applicable.

          (C) NARRATIVE DESCRIPTION OF BUSINESS.
          --------------------------------------


          The Company is a supplier of information, data services, and software intended to satisfy the needs of the aviation industry, primarily airlines and their affiliates, and airports. Its principal business is the design, manufacture, sale and service of its PASSUR product line consisting of a real time aircraft monitoring system, as well as the delivery of application software, called PASTRACK, and delivery of data from the existing PASSUR systems.

          1. PRODUCTS.
          ------------

          The Company is transitioning from being a leading supplier of passive surveillance systems (a capital equipment business) to a provider of subscription based information and decision support services supplied by its PASSUR Network. These services will leverage the extensive passive surveillance data available through the PASSUR Network to provide application-specific efficiency tools to airlines, airports and related commercial businesses.

          (i) PASSUR Systems
          ------------------


          The PASSUR system is a reliable and cost effective source of time critical and valuable information about the position and flight path of aircraft. PASSUR is the engine that drives all present and future data, information, and solution products. The Company, under an exclusive license for patented technology owned by a third party, has used its proprietary hardware and software to develop an enhanced line of air traffic monitoring systems. This license agreement, which extends for the life of various patent expirations through the year 2010, is important in protecting the unique nature of the Company's PASSUR product line. These PASSUR (Passive Secondary Surveillance Radar) systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars.

          (ii) Custom Hardware and Software Activities
          --------------------------------------------

          The Company is occasionally involved in specialized research and development projects sponsored and paid for by customers. These projects involve the customization of the Company's standard products to suit specific customer requirements.

          2. SERVICES.
          ------------


          (i) Information Services from the PASSUR Network


          Information Services include timely, accurate, user-friendly information important to the efficient operation of airlines and airports. The Information Services leverage the PASSUR Network, and are tailored to address specific customer requirements uniquely available from Megadata. The services provide airline and airport customers with specific and timely information needed to efficiently manage their airport airside and ground operations. The ETAs generated from the PASSUR system are an example of an information service currently being used throughout the customer network.

          (ii) Solution Services from the PASSUR Network
          ----------------------------------------------


          The Solution Services are a series of decision support tools and software solutions developed to improve quality and operating efficiency of specific airline and airport operations. Megadata currently provides a complete solution to customers through system integrators, primarily in the airport markets.

          (iii) Maintenance Services
          --------------------------

          The Company offers maintenance services pursuant to contractual arrangements or an "on-call" basis. "On-call" services are provided on a time and material basis.

          3. SOURCES OF RAW MATERIALS.
          ----------------------------


          The Company obtains its raw materials from component distributors and manufacturers throughout the United States. The Company has multiple sources of supply for a majority of its components.

          4. DEPENDENCE ON CERTAIN CUSTOMERS.
          -----------------------------------


          During the fiscal year ended October 31, 2000, three (3) customers (Air Canada, United Airlines, and San Jose International Airport) accounted for 62% of revenue. Those three customers accounted for 40%, 11%, and 11% of revenues. During the fiscal year ended October 31, 1999, three (3) customers accounted for 66% of revenue. Those three customers accounted for 40%, 13%, and 13% of revenues. During the fiscal year ended October 31, 1998, three customers accounted for 52% of the Company's revenue. Those three customers accounted for 28%, 14%, and 10% of revenues.

          5. BACKLOG.
          -----------


          The Company's backlog for products and services at October 31, 2000 amounted to approximately $627,000, all of which is scheduled for delivery or performance before October 31, 2001, except for $180,000 scheduled for delivery during fiscal 2002. The backlog at October 31, 1999 and 1998 amounted to approximately $418,000 and $211,000, respectively. Backlog consists of written purchase orders or contracts.

          6. COMPETITION.
          --------------


          The Company is offering the PASSUR system for passive detection of aircraft in flight. These products are, to the best of its knowledge, relatively unique with little competition. Depending on the end use of the products, the Company's primary competitors include Dimensions International, Sabre, Inc., BAE, Inc., and Lockheed Martin. The Company also sells to systems integrators, including BAE, Inc, and Lochard Pty, Ltd, some of whom also sell products which are competitive with those offered by the Company. Most of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources.

          7. RESEARCH AND DEVELOPMENT.
          ----------------------------


          The Company's Research and Development ("R&D") effort is focused on enhancing the Company's products primarily for software and hardware enhancements to PASSUR.

          During the fiscal year ended October 31, 2000, the Company incurred approximately $149,000 in expenditures for R&D, none of which was customer sponsored. In fiscal year ended October 31, 1999, approximately $121,000 was expended on R&D and in fiscal year 1998 approximately $122,000 was expended on R&D.

          8. ENVIRONMENTAL COSTS.
          -----------------------


          The Company is not aware of any environmental issues, which would have a material adverse affect on future capital expenditures or business operations.

          9. EMPLOYEES.
          -------------


          As of October 31, 2000, the Company employs 18 full time employees including 6 officers.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND
    DOMESTIC OPERATIONS AND EXPORT SALES
    ------------------------------------


          The following table sets forth the dollar amount and the percentages attributable to the sale by the Company of its products during the past three fiscal years in and outside the United States:

Net
Revenues                2000                1999                   1998
--------                ----                ----                   ----


Domestic    $1,048,527    59.7%     $1,054,711     95.8%   $ 960,408      91.2%


Exports        708,075    40.3%         45,930     4.2%       92,835       8.8%


Total
Revenues:   $1,756,602   100.0%     $1,100,641   100.0%     $1,053,243   100.0%
            ==========   =====      ==========   =====      ==========   =====

          ITEM 2. PROPERTIES.


          The Company's manufacturing and research facility is located in a one-story 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leased back 12,000 square feet at an annual rental cost of $72,000.

          The Company's executive offices are located in a three-story office building at 47 Arch Street, Greenwich, Connecticut. Effective October 1998, the Company began leasing space from Field Point Capital Management Company, a company 100% owned by the Company's President at $1,000 per month rent. The Company believes these rates are competitive and are at or below market rates.

          ITEM 3. LEGAL PROCEEDINGS.
          --------------------------


          The Company is not aware of any pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ------------------------------------------------------------


          The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
---------------------------------------------------------------------------


          (A) MARKET INFORMATION.


The Company's common shares are traded in the over-the-counter bulletin board.

The following table sets forth the range of high and low bid and asked quotations of the Company's common shares for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau,
Inc.:

P e r i o d                                  Bid Prices*           Asked Prices*
-----------                                  -----------           -------------

                                         High          Low       High       Low
                                         ----          ---       ----       ---
FISCAL YEAR ENDED OCTOBER 31, 2000
    FIRST QUARTER                       $1.75       $ .25      $2.00    $ .5625
    SECOND QUARTER                       3.375       1.375      4.00     1.80
    THIRD QUARTER                        1.50         .75       3.375     .9375
    FOURTH QUARTER                       1.09375      .78125    1.96875  1.00

Fiscal Year Ended October 31, 1999
    First Quarter                       $ .375      $ .28125   $ .5625  $ .50
    Second Quarter                        .34375      .15        .50      .50
    Third Quarter                         .15625      .15        .5625    .4375
    Fourth Quarter                        .25         .15625     .5625    .4375

* The quotations represent prices in the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

          (B) HOLDERS.
          ------------


          The number of equity security holders of record at January 19, 2001 was 303.

          (C) DIVIDENDS.
          --------------


          The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

          ITEM 6. SELECTED FINANCIAL DATA.
          --------------------------------

          Selected income statement data:

                                        YEAR ENDED OCTOBER 31,
-------------------------------------------------------------------------------------------------
                            2000            1999          1998           1997            1996
                            ----            ----          ----           ----            ----

Net
Revenues                $ 1,756,602    $ 1,100,641    $ 1,053,243    $ 1,478,952    $ 1,111,961

Net
(Loss)                     (582,824)      (322,812)      (880,749)       (54,500)      (584,750)

Net (Loss) Per
Common Share                   --
Basic and diluted (1)   $      (.22)   $      (.13)   $      (.35)   $      (.03)   $      (.36)

Dividend Declared              --             --             --             --             --
-------------------------------------------------------------------------------------------------


          Selected balance sheet data:

                                                                 OCTOBER 31,
-------------------------------------------------------------------------------------------------


                                 2000         1999            1998         1997          1996
                                 ----         ----            ----         ----          ----


Total Assets                $ 2,348,082   $ 1,572,865    $ 1,794,990   $ 2,595,296   $ 2,183,896

Long-Term
Debt (2)(3)(4)(5)(6)        $   152,985   $   337,945    $   625,548   $   721,036   $   674,278

Total Share-
holders' Equity (Deficit)   $   604,216   $   (14,854)   $   307,958   $ 1,193,625   $   657,285

-------------------------------------------------------------------------------------------------


(1) Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.
(2) The mortgage loan to Roslyn Savings Bank was paid in full upon the sale of the Company's mortgaged property on October 22, 1999.
(3) Long Term Debt for 1997 included a $100,000 note payable, which was due after October 31, 1998.
(4) Long Term Debt for 1998 included a $25,000 note payable, and a $37,894 installment note payable, which were due after October 31, 1999.
(5) Long term Debt for 1999 included $325,000 of notes payable, and $12,945 of installment notes payable, which were due after October 31, 2000.
(6) Long-term debt for 2000 included $150,000 of notes payable, and $2,985 of installment notes payable, which are due after October 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
---------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

REVENUES
--------

          Revenue during the fiscal year ended October 31, 2000 ("fiscal 2000") of $1,756,602 increased by $655,961, or 60%, as compared to the fiscal year ended October 31, 1999 ("fiscal 1999"). Net sales of systems increased in fiscal 2000 by $537,480 due to an increase in PASSUR Systems and upgrades offset by decreases in non-PASSUR product line revenue categories. Subscription and maintenance fees have increased in fiscal 2000 by $118,481 as compared to fiscal 1999.

          The Company shipped nine and installed six Company-owned PASSUR systems during the year, which are shown on the balance sheet as the "PASSUR network", and is selling the data from these systems to multiple users. With 16 Company owned PASSUR's located at airports at the end of fiscal 2000, the Company believes the revenue stream from PASSUR Subscriptions will continue to increase steadily.

          Revenue during fiscal 1999 of $1,100,641 increased by $47,398, or 5%, as compared to the fiscal year ended October 31, 1998 ("fiscal 1998"). The increase was due to additional revenue from most PASSUR related sales categories, which were offset by decreases in non-PASSUR related sales categories. Increases occurred in the following sales categories: PASSUR Systems, PASSUR Maintenance, PASSUR Upgrades, and Miscellaneous Sales. Decreases occurred in Service Sales, Radio Modems, Unix Systems, and Protocol Converters.

COST OF SALES
-------------

          Cost of sales during fiscal 2000 of $860,487 increased by $621,342 as compared to fiscal 1999. The contributing factors to this increase in cost of sales were: the increased sale of PASSUR Systems; the charge for inventory associated with all non-PASSUR product lines which the Company has decided to discontinue marketing in the amount of $114,549; the charge for certain inventory associated with older PASSUR production models in the amount of $11,042; increased costs associated with the expanding PASSUR Network operation including connection costs in the amount of $144,797; and depreciation charges associated with the Company owned PASSUR Network in the amount of $135,694.

          Cost of sales in fiscal 1999 of $239,145 was lower than in fiscal 1998 by $690,874 due to higher production of PASSUR units for sale and for the Company owned PASSUR Network which resulted in a lower cost per unit produced.

RESEARCH AND DEVELOPMENT
------------------------

          The Company's research and development expenses of $148,540 in fiscal 2000 increased by 23% over the $120,536 in fiscal 1999. Research and development costs were $121,789 in fiscal 1998. The Company anticipates continued increases in research and development expenditures as it develops new products associated with PASSUR and expands the current services offered through its PASSUR Network. Research and development efforts include activities associated with enhancement and improvement of the Company's existing hardware and software coupled with customer sponsored research and development expenditures for new product development. No customer sponsored research and development was conducted during fiscal 2000 and fiscal 1999. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

          Selling, general and administrative expenditures of $1,218,825 in fiscal 2000 increased by $203,377, or 20%, as compared to fiscal 1999 as the Company continued its aggressive sales and marketing plan for its PASSUR product line. Salaries, professional fees, travel, and advertising expenses accounted for most of the increase.

          Selling, general and administrative expenditures of $1,015,448 in fiscal 1999 increased by $381,206 or 60%, as compared to fiscal 1998, as the Company significantly increased sales and marketing for its major PASSUR System product line. Salaries, professional fees, consulting, travel, and advertising expenses accounted for most of the increase.

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

          The restructuring charges in fiscal 1998 include idle plant costs of $93,000 related to the building, severance costs of $53,000, asset write-downs of $24,000 relating to assets to be sold or abandoned, and inventory write-downs of $196,000 associated with the write down of certain non-strategic inventory and product lines (which costs are included in costs of sales for fiscal 1998). As of October 31, 1999, all amounts which had been accrued for the restructuring charge were paid.

INTEREST EXPENSE
----------------

          Interest expense - related party of $121,050 in fiscal 2000 increased by $41,013 due to increased borrowings during fiscal 2000. Interest expense decreased by $54,125 in fiscal 2000 due to the Company's repayment of the mortgage on the building, which was sold.

          Interest expense - related party of $80,037 in fiscal 1999 increased by $65,037 due to increased borrowings during fiscal 1999.

INCOME TAXES
------------

          The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $6,800,000 in tax loss carryforwards to offset possible future income. The Company also has available $25,000 in general business tax credit carryforwards. These carryforwards expire in various tax years from 2004 through 2019. The Company has provided a full valuation allowance on the net deferred tax asset which primarily consists of the net operating loss carry-forwards and available tax credits.

NET LOSS
--------

          The Company incurred a net loss of $582,824, or $.22 per common share, during fiscal 2000, as compared to a net loss of $322,812, or $.13 per common share incurred in fiscal 1999.


          During the fiscal year ended October 31, 2000, costs and expenses of $2,227,852 were higher than total revenue and resulted in a loss from operations of $471,250. Total costs and expenses increased by $852,723, or 62%, as compared to such costs in fiscal 1999. Despite the increase in revenue of almost 60%, increased costs associated with the placement, operation, development, and marketing of the Company owned PASSUR Network contributed to the additional loss. In addition, during the year ended October 31, 2000, inventory associated with discontinued products of $114,549 was written off.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          At October 31, 2000, the Company's current liabilities exceeded current assets by $1,080,019 and the Company reflected a stockholders' equity of $604,216. For the year ended October 31, 2000, the Company incurred a net loss of $582,824.

          Net cash provided by operating activities for fiscal 2000 was approximately $76,000. Non-cash expenses of approximately $213,000 and changes in operating assets and liabilities more than offset the impact of the Company's net loss.

          Cash flows used in investing activities for fiscal 2000 were approximately $1,241,000 which consisted primarily of investments in the Company's PASSUR Network.

          Cash flows provided by financing activities for fiscal 2000 were approximately $934,000 and consisted primarily of proceeds from notes payable to a related party.

          Management is addressing the working capital deficiency and operating losses by aggressively marketing its PASSUR systems and increasing the size of the Company owned PASSUR Network, which should lead to increased data subscription services. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company will receive the financial support from one of its stockholders.

          The Company was unprofitable for fiscal 2000. However, the Company anticipates increased revenue which could lead to profitability in fiscal 2001 although no assurances can be provided in this regard. Since the increased sales effort began in August 1998, the Company has seen many positive signs that its PASSUR product line could provide additional revenue. With the Company's decision to establish a network of Company-owned PASSUR sites, additional revenue could be earned through its subscription services. However, increased competition, and continued budget constraints among its clients, could impact this potential revenue.

          Interest by potential customers in the Company's PASSUR systems and data obtained from the PASSUR Network remains strong and the Company anticipates an increase in future revenue. However, the Company cannot predict if such revenue will materialize. If sales do not increase, additional losses may occur and could continue. The extent of such profits or losses will be dependent on sales volume achieved.

CERTAIN TRANSACTIONS
--------------------

          On June 30, 2000, G.S. Beckwith Gilbert, Chairman and Chief Executive Officer of the Company, converted certain promissory notes of the Company which matured on that date into shares of common stock of the Company. The notes were originally issued by the Company between November 1998 and August 1999 in exchange for financing provided by Mr. Gilbert. Mr. Gilbert converted the full principal amount of the two notes and part of the principal amounts of nine other notes, together with interest accrued thereon (an aggregate amount of $583,144, including accrued interest) into 466,515 shares of common stock of the Company, at the conversion rate of $1.25 per share.

          On October 31, 2000, Mr. Gilbert exercised a warrant for 500,000 shares of common stock of the Company (at the exercise price of $1.25 per share) in exchange for cancellation of debt owed by the Company to Mr. Gilbert in the amount of $625,000, which debt matured on October 31, 2000. The warrant was originally issued to Mr. Gilbert by the Company in June 1997 as part of a financing agreement with Mr. Gilbert.

          In fiscal 2000, Mr. Gilbert loaned the Company $1,000,000 in the aggregate under promissory notes bearing interest at 9% per annum and maturing at various dates from June 30, 2000 to December 31, 2001. The Company made payments of principal during the fiscal year totaling $25,000 due to Mr. Gilbert, and $1,175,000 in principal amounts due were exchanged for equity. As of October 31, 2000, the total notes payable due to Mr. Gilbert totaled $950,000 and are secured by the Company's assets. Maturities of these notes payable for the fiscal years ended October 31 are as follows: 2001 - $800,000 and 2002 - $150,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

The Company is exposed to market risk from potential changes in interest rates and foreign exchange rates. The Company regularly evaluates these risks. The Company believes the amount of risk and the use of derivative financial instruments are not material to the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
---------------------------------------------------

See Item 14(a)(1) and (2).

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------

None.

                        Form 10-K--Item 14(a)(1) and (2)

                      Megadata Corporation and Subsidiaries


                   Index to Consolidated Financial Statements




Report of Independent Auditors........................................... F - 2

Consolidated Financial Statements:
   Balance Sheets........................................................ F - 3
   Statements of Operations.............................................. F - 4
   Statements of Stockholders' Equity (Deficit).......................... F - 5
   Statements of Cash Flows.............................................. F - 6
   Notes to Consolidated Financial Statements............................ F - 7



Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                                     F - 1

                         Report of Independent Auditors



Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Megadata Corporation and Subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Megadata Corporation and Subsidiaries at October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                        /s/ Ernst & Young LLP
                                                        ---------------------

Melville, New York
January 19, 2000

                                                                   Page 16 of 50



                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                                          OCTOBER 31,
                                                                                  2000          1999
                                                                             ------------    -----------
ASSETS
Current assets:
   Cash                                                                       $    69,090    $   299,276
   Accounts receivable                                                            175,188         85,237
   Inventories                                                                    253,049        448,630
   Prepaid expenses and other current assets                                       13,535         62,002
                                                                              -----------    -----------
Total current assets                                                              510,862        895,145

Property, plant and equipment, net                                                196,949         72,785
PASSUR network, net                                                             1,624,186        581,525
Other assets                                                                       16,085         23,410
                                                                              -----------    -----------
                                                                              $ 2,348,082    $ 1,572,865
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                                           $   242,565    $    36,923
   Accrued expenses and other current liabilities                                 313,427        226,538
   Accrued expenses--related parties                                               85,174         19,303
   Notes payable--related party                                                   800,000        825,000
   Deferred income                                                                138,909        106,670
   Installment notes payable                                                       10,806         35,340
                                                                              -----------    -----------
Total current liabilities                                                       1,590,881      1,249,774

Notes payable--related party, less current portion                                150,000        325,000
Installment notes payable, less current portion                                     2,985         12,945
                                                                              -----------    -----------
                                                                                1,743,866      1,587,719
Stockholders' equity (deficit):
   Common shares--authorized 10,000,000 shares, par value
      $.01 per share; issued 4,169,615 in 2000 and 3,203,100 shares in 1999        41,696         32,031
   Additional paid-in capital                                                   3,659,132      2,460,653
   Accumulated deficit                                                         (1,473,137)      (890,313)
                                                                              -----------    -----------
                                                                                2,227,691      1,602,371
   Less cost of 696,500 in 2000 and 691,500 in 1999
      common shares held in treasury                                            1,623,475      1,617,225
                                                                              -----------    -----------
Total stockholders' equity (deficit)                                              604,216        (14,854)
                                                                              -----------    -----------
                                                                              $ 2,348,082    $ 1,572,865
                                                                              ===========    ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                            YEAR ENDED OCTOBER 31,
                                                                      2000           1999           1998
                                                                  ------------------------------------------
Revenues:
    Systems                                                       $ 1,139,538    $   602,058    $   576,894
    Subscription and maintenance                                      617,064        498,583        476,349
                                                                  -----------    -----------    -----------
   Net sales                                                        1,756,602      1,100,641      1,053,243
                                                                  -----------    -----------    -----------

Cost and expenses:
   Cost of sales                                                      860,487        239,145        930,019
   Research and development                                           148,540        120,536        121,789
   Selling, general and administrative expenses                     1,218,825      1,015,448        634,242
   Restructuring charge                                                  --             --          170,140
                                                                  -----------    -----------    -----------
                                                                    2,227,852      1,375,129      1,856,190
                                                                  -----------    -----------    -----------

Loss from operations                                                 (471,250)      (274,488)      (802,947)

Other income (expense):
   Interest income                                                      8,108          2,738          7,301
   Interest expense                                                    (4,475)       (58,600)       (61,714)
   Interest expense--related party                                   (121,050)       (80,037)       (15,000)
   Other income                                                         8,110         13,820           --
   Gain on sale of building                                              --           77,036           --
                                                                  -----------    -----------    -----------
Loss before income taxes                                             (580,557)      (319,531)      (872,360)
Provision for income taxes                                              2,267          3,281          8,389
                                                                  -----------    -----------    -----------
Net loss                                                          $  (582,824)   $  (322,812)   $  (880,749)
                                                                  ===========    ===========    ===========

Net loss per common share--basic and diluted                      $      (.22)   $      (.13)   $      (.35)
                                                                  ===========    ===========    ===========
Weighted average number of common shares outstanding--basic and
   diluted                                                          2,670,132      2,511,600      2,511,600
                                                                  ===========    ===========    ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      Megadata Corporation and Subsidiaries

            Consolidated Statements of Stockholders' Equity (Deficit)

                    Years Ended October 31, 1998, 1999, 2000



                                      COMMON
                                   SHARES AFTER
                                    DEDUCTING
                                  TREASURY STOCK     COMMON      ADDITIONAL     RETAINED      LESS SHARES         TOTAL
                                                     SHARES       PAID-IN       EARNINGS    HELD IN TREASURY   STOCKHOLDERS'
                                                     AMOUNT       CAPITAL      (DEFICIT)                          EQUITY
                                 --------------------------------------------------------------------------------------------

Balance at October 31, 1997         2,511,600    $    32,031   $ 2,465,571    $   313,248    $ 1,617,225   $ 1,193,625
   Fees in connection with
       issuance of common stock        (4,918)          --          (4,918)
   Net loss                              --             --            --         (880,749)          --        (880,749)
                                  -----------    -----------   -----------    -----------    -----------   -----------
Balance at October 31, 1998         2,511,600         32,031     2,460,653       (567,501)     1,617,225       307,958
    Net loss                             --             --            --         (322,812)          --        (322,812)
                                  -----------    -----------   -----------    -----------    -----------   -----------
Balance at October 31, 1999         2,511,600         32,031     2,460,653       (890,313)     1,617,225       (14,854)
    Exchange of note payable
        for common stock              466,515          4,665       578,479            --            --         583,144
    Purchase of treasury stock         (5,000)          --           --               --           6,250        (6,250)
   Exercise of common
        stock warrants                500,000          5,000       620,000            --            --         625,000
   Net loss                              --             --            --         (582,824)          --        (582,824)
                                  -----------    -----------   -----------    -----------    -----------   -----------
Balance at October 31, 2000         3,473,115    $    41,696   $ 3,659,132    $(1,473,137)   $ 1,623,475   $   604,216
                                  ===========    ===========   ===========    ===========    ===========   ===========



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      Megadata Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   YEAR ENDED OCTOBER 31,
                                                                           2000           1999            1998
                                                                      ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $  (582,824)   $  (322,812)   $  (880,749)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                       179,653         74,416         68,103
      Gain on sale of building                                               --          (77,036)          --
      Loss on disposal of fixed assets                                       --             --           11,594
      Interest expense converted into common stock                         33,144           --             --
      Changes in operating assets and liabilities:
        Accounts receivable                                               (89,951)       (49,896)       264,245
        Inventories                                                        89,890       (181,714)       181,859
        Prepaid expenses and other current assets                          48,467         (3,071)        28,630
        Other assets                                                        7,325          9,916        (11,438)
        Accounts payable                                                  205,642        (99,093)       (19,973)
        Accrued expenses, deferred income,
           and other current liabilities                                  184,999       (106,345)        99,044
                                                                      -----------    -----------    -----------
Total adjustments                                                         659,169       (432,823)       622,064
                                                                      -----------    -----------    -----------
Net cash provided by (used in) operating activities                        76,345       (755,635)      (258,685)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                                         (1,178,354)      (584,214)          --
Capital expenditures                                                      (62,433)       (33,464)       (21,141)
Proceeds from sale of building, net                                          --        1,360,608           --
                                                                      -----------    -----------    -----------
Net cash (used in) provided by investing activities                    (1,240,787)       742,930        (21,141)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                                 (6,250)          --             --
Proceeds from  notes payable--related party                               975,000        950,000           --
(Payments of) proceeds from installment note                              (34,494)       (34,714)        37,122
Repayments of long-term debt                                                 --         (621,036)       (53,242)
Payment of fees in connection with stock sale                                --             --           (4,918)
                                                                      -----------    -----------    -----------
Net cash provided by (used in) financing activities                       934,256        294,250        (21,038)
                                                                      -----------    -----------    -----------

(Decrease) increase in cash                                              (230,186)       281,545       (300,864)
Cash--beginning of year                                                   299,276         17,731        318,595
                                                                      -----------    -----------    -----------
Cash--end of year                                                     $    69,090    $   299,276    $    17,731
                                                                      ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of equipment financed
    with notes payable                                                       --      $    11,875    $    22,410
Exchange of notes payable - related party for common stock
                                                                      $   550,000           --             --
Common stock warrants exercised by exchanging notes payable -
   related party                                                      $   625,000           --             --
Cash paid during the year for:
   Interest                                                           $    84,769    $   123,147    $    79,103
   Income taxes                                                       $     2,090    $       438    $     1,456



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Megadata Corporation (the "Company") is a supplier of information, data services, and software intended to satisfy the needs of the aviation industry, primarily airlines and their affiliates, and airports. Its principal business is the design, manufacture, sale and service of its PASSUR product line consisting of a real time aircraft monitoring system, as well as the delivery of application software, called PASTRACK, and delivery of data from the existing PASSUR systems.

BASIS OF PRESENTATION

At October 31, 2000, the Company's current liabilities exceeded current assets by $1,080,019 and the Company incurred a net loss of $582,824 for the year ended October 31, 2000.

Management is addressing the working capital deficiency and operating losses by aggressively marketing its PASSUR systems and increasing the placement of the Company owned PASSUR Network, which should lead to increased data subscription services. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company will receive the financial support from one of its stockholders.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Megadata Corporation and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000


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

PASSUR NETWORK

PASSUR network installations are recorded at cost, net of depreciation of $138,382 in fiscal 2000. Depreciation is computed on the straight-line method over the estimated useful life of the asset, which is estimated at 7 years.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000


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

REVENUE RECOGNITION POLICY

The Company recognizes revenue when products are shipped. Service and maintenance revenues are recognized on a straight-line basis over the service contract period. Revenue for data subscription services is recognized pursuant to the specific arrangements with the customer and execution of an agreement and upon their receipt of the data.

COST OF SALES

The Company has not segregated its cost of sales between cost of tangible products and cost of services as it is not practicable to segregate such costs.

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

                                October 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred.

NET LOSS/INCOME PER COMMON SHARE INFORMATION

The Company reports basic and diluted net loss/income per common share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Conversion of the common equivalent shares relating to outstanding stock options and warrants was not assumed since the result would have been antidilutive.

DEFERRED INCOME

Deferred income includes advances received on maintenance agreements, subscription services, and deposits from customers for equipment that will be shipped in the next fiscal year.

2. INVENTORIES

Inventories are summarized as follows:

                                                        OCTOBER 31,
                                                 2000                1999
                                          ------------------- -----------------

Parts and raw materials                   $     67,046          $    160,141
Work-in-process                                  6,676                54,308
Finished goods                                 179,327               234,181
                                          ------------------- -----------------
                                          $    253,049          $    448,630
                                          =================== =================

During the year ended October 31, 2000, inventory associated with discontinued products of $114,549 was written off.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                            ESTIMATED
                                             USEFUL                       OCTOBER 31,
                                              LIVES                2000                1999
                                            --------------- ------------------- --------------------

Building/leasehold improvements              3-5 years        $       98,410       $      76,818
Factory equipment                           5-10 years             2,326,191           2,292,337
Furniture, fixtures and improvements        5-10 years               311,120             198,443
                                                            ------------------- --------------------
                                                                   2,735,721           2,567,598
Less accumulated depreciation
     and amortization
                                                                   2,538,772           2,494,813
                                                            ------------------- --------------------
                                                            $        196,949       $      72,785
                                                            =================== ====================


The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $43,959, $71,727, and $68,103 for the years ended October 31, 2000, 1999, and 1998 respectively.


4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                           OCTOBER 31,
                                                      2000               1999
                                               ---------------- ---------------
Accrued payroll, payroll taxes and benefits    $     106,621    $       75,794
Accrued professional fees                             99,000            50,200
Accrued license fees                                  70,628            50,000
Other accrued liabilities                             37,178            50,544
                                               ---------------- ---------------
                                               $     313,427    $      226,538
                                               ================ ===============

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000


5. NOTES PAYABLE--RELATED PARTY

On June 30, 2000, G.S. Beckwith Gilbert, Chairman and Chief Executive Officer of the Company converted certain promissory notes of the Company which matured on that date into shares of common stock of the Company. The notes were originally issued by the Company between November 1998 and August 1999 in exchange for financing provided by Mr. Gilbert. Mr. Gilbert converted the full principal amount of the two notes and part of the principal amounts of nine other notes, together with interest accrued thereon (an aggregate amount of $583,144, including accrued interest) into 466,515 shares of common stock of the Company, at the conversion rate of $1.25 per share.

On October 31, 2000, Mr. Gilbert exercised a warrant for 500,000 shares of common stock of the Company (at the exercise price of $1.25 per share) in exchange for cancellation of debt owed by the Company to Mr. Gilbert in the amount of $625,000, which debt matured on October 31, 2000. The warrant was originally issued to Mr. Gilbert by the Company in June 1997 as part of a financing agreement with Mr. Gilbert.

In fiscal 2000, Mr. Gilbert loaned the Company $1,000,000 in the aggregate under promissory notes bearing interest at 9% per annum and maturing at various dates from June 30, 2000 to December 31, 2001. The Company made payments of principal during the fiscal year totaling $25,000 due to Mr. Gilbert, and $1,175,000 in principal amounts due were exchanged for equity. As of October 31, 2000, the total notes payable due to Mr. Gilbert totaled $950,000 and are secured by the Company's assets. Maturities of these notes payable for the fiscal years ended October 31 are as follows: 2001 - $800,000 and 2002 - $150,000.

6. LEASES

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

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                OCTOBER 31, 2000


7. RESTRUCTURING RELATED CHARGES

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

The Restructuring Charges include exit costs of $93,000 related to the building, severance costs of $53,000, asset write-downs of $24,000 relating to assets to be sold or abandoned, and inventory write-downs of $196,000 associated with the elimination of certain non-strategic inventory and product lines (which costs are included in cost of sales for the year ended October 31, 1998). As of October 31, 1999, all amounts which had been accrued for the restructuring charges were paid.

8. INSTALLMENT NOTES PAYABLE

Installment notes payable represent notes due on financing of insurance premiums and equipment purchases bearing interest at 8.25%, 12.5%, and 13.6% per annum, with the final payments due November 2000, August 2001, and October 2002, respectively.

9. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2000, the Company has available a federal net operating loss carry-forward of approximately $6,800,000 for income tax purposes which will expire in various tax years from 2004 through 2019. The Company has approximately $25,000 of general business tax credit carry-forwards available which expire in various years through 2008. The Company has provided a full valuation allowance on the net deferred tax asset which primarily consists of the net operating loss carry-forwards and available tax credits.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000


10. STOCK OPTIONS

The Company's stock option plans provide for the granting of stock options for up to 802,500 shares of the Company's Common Stock. The option price per share is the fair market value at date of grant, except on the issuance of non-qualified options in which the option price is not less than 85% of the fair market value of the shares. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's Common Stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the shares.

SFAS No. 123 "Accounting for Stock-Based Compensation", defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock based compensation arrangements.

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

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000

10. STOCK OPTIONS (CONTINUED)

In accordance with SFAS No. 123, pro forma information regarding net (loss) and net (loss) per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant, using a Black Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.0% for fiscal 2000 and 5.0% for fiscal 1999 and 1998, no dividend yields on the Common Stock, volatility factors of the expected market price of the Company's Common Stock of 1.252 in fiscal 2000, 1.217 in fiscal 1999 and 1.029 in fiscal 1998, and a 10 year weighted average expected life of the options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate, and because the Company's employee stock options have characteristics significantly different from those of traded options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                YEAR ENDED OCTOBER 31,
                                          2000        1999            1998
                                    --------------------------------------------

Pro forma net (loss)                  $(616,000)   (324,000)     $(  902,000)
                                    ============================================
Pro forma net (loss) per
     common share--basic and
     diluted                          $    (.21)   $   (.13)     $      (.36)
                                    ============================================

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000

10. STOCK OPTIONS (CONTINUED)

Information with respect to options during the years ended December 31, 2000, 1999, and 1998 under SFAS No. 123 is as follows:


                                               2000                       1999                1998
                                          ------------------------------------------------------------
                                                    WEIGHTED             WEIGHTED            WEIGHTED
                                                    AVERAGE              AVERAGE   OPTIONS   AVERAGE
                                          OPTIONS   EXERCISE  OPTIONS    EXERCISE            EXERCISE
                                                     PRICE                 PRICE              PRICE
                                          ------------------------------------------------------------
Options outstanding--beginning of year
                                          220,000    $  .20   52,500   $    .38  25,000    $   1.35
Incentive options granted                 472,500      1.11  167,500        .15  60,000         .38
Options canceled and expired              (75,000)     (.63)    --      --      (32,500)      (1.13)
                                         ----------------------------------------------------------
Options outstanding--
   end of year                            617,500    $ .85   220,000   $    .20  52,500    $    .38
                                         ==========================================================
Options exercisable at
   end of year                             52,500    $ .38    52,500   $    .38  52,500    $    .38
                                         ==========================================================

Weighted average fair value per share
   of options granted during the year
                                            $1.07           $    .14             $  .35
                                            =====           ========             ======


                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                         -----------------------------------------------------------
                                Weighted-Average
                                    Remaining                           Weighted-Average
                                 Contractual   Weighted-Average         Exercise Price
                                    Life       Exercise Price
   Range of
EXERCISE PRICES     SHARES                                  SHARES
-----------------------------------------------------------------------------------------
     $.15          167,500        8.4 years        $.15        -            $ -
     $.38           52,500        5.7 years         .38     52,500           .38
   $.81-$.84       265,000        9.8 years         .82        -              -
  $1.25-$1.50       82,500        9.6 years        1.48        -              -
     $2.75          50,000        9.4 years        2.75        -              -
                   --------                                 ------
                   617,500                                  52,500
                   ========                                 ======





As of October 31, 2000, there are 802,500 shares of common stock reserved for future issuance under the Company's stock option plan.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000

11. MAJOR CUSTOMERS

The Company sells its products and services primarily to airlines and their affiliates and airports. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses have historically been immaterial.

During the year ended October 31, 2000, three customers accounted for approximately 40%, 11%, and 11% of revenues. During the year ended October 31, 1999, three customers accounted for approximately 40%, 13%, and 13% of revenues. During the year ended October 31, 1998, three customers accounted for 28%, 14%, and 10% of revenues. The Company had export sales of approximately $708,075, $46,000 and $93,000 in fiscal 2000, 1999, and 1998, respectively.

12. RELATED PARTY TRANSACTIONS

For the year ended October 31, 1998, the Company reimbursed Datatab, Inc., a subsidiary of Data Probe, Inc., which is majority owned by the Company's former president, $47,683 for services rendered to the Company by an employee of Datatab, Inc.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company at $1,000 per month rent. For the years ended October 31, 2000 and 1999, the Company reimbursed Field Point Capital Management Company, a company 100% owned by the Company's President, for services rendered in the amount of $52,000 and $54,000, respectively.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2000

13. ROYALTY AGREEMENT

The Company is a party to a license agreement whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR systems for use with airline dispatch arrangements and in other aircraft flight tracking. The Company is also granted an exclusive license to sell PASSUR systems for noise applications in the United States. The Company pays a royalty based on the number of PASSUR systems sold and/or installed and generating subscription revenue subject to a minimum annual royalty of $50,000. This license agreement is in effect until the date of expiration of the last PASSUR patent to expire.

During October 1999, the license agreement was amended primarily with respect to when additional royalties would be payable by the Company for new installations of Company owned systems assuming the minimum annual royalty payment required has been earned. Under the Agreement, these additional royalties are payable based only upon a percentage of the revenue received from each Company owned installation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


          (a) Identification of Directors.

                                                     Director Position and
Name                            Age       Since      Offices With Company
-------------------------------------------------------------------------------

G.S. Beckwith Gilbert           58        1997        Chairman of the Board,
                                                      Chief Executive Officer,
                                                      and a Director

Richard R. Schilling, Jr.       75        1974        Director

Yitzhak N. Bachana              67        1976        Director

John R. Keller                  60        1997        Executive Vice President,
                                                      and a Director

Bruce N. Whitman                67        1997        Director

Paul L. Graziani                43        1997        Director

James T. Barry                  39        2000        Executive Vice President*
                                                      and a Director


Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

Pursuant to an agreement between Data Probe, Inc. and the Company, dated May 7, 1976, the President of Data Probe, Inc., Yitzhak N. Bachana, is to be nominated as a management nominee for director.

*Effective January 26, 2001, the Company named James T. Barry as Chief Operating Officer. Mr. Barry continues as Executive Vice President and Director.

          (b) Identification of Executive Officers.


                                                 Officer Position and Offices
Name                         Age       Since     With Company
--------------------------------------------------------------------------------

G. S. Beckwith Gilbert       58        1998      Chairman of the Board, Chief
                                                 Executive Officer, and a
                                                 Director

John R. Keller               60        1970      Executive Vice President,
                                                 Secretary, Treasurer, and a
                                                 Director

Dr. James A. Cole            60        1988      Senior Vice President of
                                                 Research & Development

James T. Barry               39        1998      Executive Vice President,
                                                 Marketing*, and a Director

Herbert E. Shaver            46        1993      Vice President, Controller and
                                                 Assistant Secretary

Peggy A. Arnold              47        2000      Vice President and Chief
                                                 Financial Officer



Each officer is elected to serve at the discretion of the Board of Directors.

*Effectively January 26, 2001, the Company named James T. Barry as Chief Operating Officer. Mr. Barry continues as Executive Vice President and Director.

          (c) Identification of Certain Significant Employees.


          None.

          (d)  Family  Relationship.


          None.

          (e)  Business  Experience.


          The following sets forth the business experience during the past five years of each director and executive officer;


G.S. Beckwith Gilbert     Mr.  Gilbert was elected  Chairman of the Board in 1997 and was elected to the additional  post of Chief  Executive  Officer  in  October of 1998.
                          In  addition,  Mr.  Gilbert  has been  President  and  Chief  Executive
                          Officer of Field Point Capital  Management  Company,  a merchant banking firm, since  1988.  He is a partner of Wolsey & Co., a merchant  banking  firm.  Mr.
                          Gilbert is also a Director and Chairman of the  Executive  Committee of DIANON
                          Systems, Inc., as well as a Director of Davidson Hubeny Brands.


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





James T. Barry            Mr. Barry was named Chief Operating Officer of the Company on January 26, 2001.
                          Mr. Barry continues as Executive Vice President.  Mr. Barry has been a Vice
                          President since 1998 and was named Executive Vice President in  2000.
                          He is also a Vice  President  of  Field  Point  Capital
                          Management  Company.  From 1989 to 1998,  he was with DIANON  Systems,  Inc., most recently as Vice President of Marketing.


Herbert E. Shaver         Mr. Shaver was a consultant to the Company serving as Controller from September 1993 until September 1998 at which time he became an employee. Mr. Shaver was named
                          Assistant Secretary in 1999 and named Vice President in 2000. From 1973 until 1998,
                          Mr. Shaver was a Vice President and Controller of Datatab, Inc. From 1983 until
                          1998, was the Controller of Data Probe, Inc.

Peggy A. Arnold           Ms. Arnold was with AMR Corporation from 1989 to 1999, where she served as Vice
                          President Finance for Flagship Airlines and later Managing Director Finance for
                          Sabre's operations in Europe, the Middle East and Africa. Prior to that she was with
                          Singer and Xerox. She is also a Vice President of Field Point Capital.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         (a) Transactions with management and others.


         On June 30, 2000, G.S. Beckwith Gilbert, Chairman and Chief Executive Officer of the Company converted certain promissory notes of the Company which matured on that date into shares of common stock of the Company. The notes were originally issued by the Company between November 1998 and August 1999 in exchange for financing provided by Mr. Gilbert. Mr. Gilbert converted the full principal amount of the two notes and part of the principal amounts of nine other notes, together with interest accrued thereon (an aggregate amount of $583,144, including accrued interest) into 466,515 shares of common stock of the Company, at the conversion rate of $1.25 per share.

         On October 31, 2000, Mr. Gilbert exercised a warrant for 500,000 shares of common stock of the Company (at the exercise price of $1.25 per share) in exchange for cancellation of debt owed by the Company to Mr. Gilbert in the amount of $625,000, which debt matured on October 31, 2000. The warrant was originally issued to Mr. Gilbert by the Company in June 1997 as part of a financing agreement with Mr. Gilbert.

         In fiscal 2000, Mr. Gilbert loaned the Company $1,000,000 in the aggregate under promissory notes bearing interest at 9% per annum and maturing at various dates from June 30, 2000 to December 31, 2001. The Company made payments of principal during the fiscal year totaling $25,000 due to Mr. Gilbert, and $1,175,000 in principal amounts due were exchanged for equity. As of October 31, 2000, the total notes payable due to Mr. Gilbert totaled $950,000 and are secured by the Company's assets. Maturities of these notes payable for the fiscal years ended October 31 are as follows: 2001 - $800,000 and 2002 - $150,000.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



         (a) 1.Financial Statements                         Page
         --------------------------                         ----


               Included in Part II of this report:

               Independent Auditors Report                   F-2

               Consolidated balance sheets as at
               October 31, 2000 and 1999                     F-3

               Consolidated statements of
               operations for the years ended
               October 31, 2000, 1999 and 1998               F-4

               Consolidated statements of
               stockholders' equity (deficit)
               for the years ended
               October 31, 2000, 1999, and 1998              F-5

               Consolidated statements of cash
               flows for the years  ended
               October 31, 2000, 1999 and 1998               F-6

               Notes to consolidated financial
               Statements                                    F-7

               Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              (b) Reports Filed On Form 8-K


               On June 30, 2000, the Company filed a Form 8-K under Item 5 announcing G.S. Beckwith Gilbert's conversion of certain promissory notes of the Company into shares of common stock of the Company.

               On October 31, 2000, the Company filed a Form 8-K under Item 5 announcing G.S. Beckwith Gilbert's exercise of a warrant for shares of common stock of the Company in exchange for cancellation of debt owed by the Company to Mr. Gilbert.

                     (c) Exhibits


                    EXHIBITS
                    --------

             3.1 The Company's composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our 10-K report for the fiscal year ended October 31, 1989.

             3.2 The Company's By-laws, dated as of May 16, 1988, are incorporated by reference from our 10-K report for the fiscal year ended October 31, 1998.

             10.1 1988 Bonus Pool Plan, is incorporated by reference from our 10-K report for the fiscal year ended October 31, 1998.

             10.2 The Company's 1988 Stock Option Plan, is incorporated by reference from our 10-K report for the fiscal year ended October 31, 1998.

             10.3 The Company's 1999 Stock Incentive Plan is incorporated by reference from our Schedule 14A dated June 23, 1999.

             10.4 Severance Agreement with Yitzhak N. Bachana effective October 2, 1998 (incorporated by reference from a Form 8-K, dated October 6, 1998).

             10.5 Letter of Agreement for employment services, dated December 28, 1999, between the Company and Ken J. McNamara is incorporated by reference to Exhibit 10.5 to our report on Form 10-K for the fiscal year ended October 31, 1999.

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


MEGADATA CORPORATION

DATED:  JANUARY 26, 2001.        By:       /s/ G. S. Beckwith Gilbert
                                           ------------------------------
                                           G. S. Beckwith Gilbert, Chairman
                                              and Chief Executive Officer


Pursuant to the requirements o Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


DATED:  JANUARY 26, 2001.               /s/ G. S. Beckwith Gilbert
                                      ------------------------------
                                       G. S. Beckwith Gilbert, Chairman
                                          and Chief Executive Officer


DATED:  JANUARY 26, 2001.                 /s/ James T. Barry
                                        ------------------------------
                                          James T. Barry
                                          Chief Operating Officer,
                                          Executive Vice President, Director



DATED:  JANUARY 26, 2001.               /s/ Peggy A. Arnold
                                      ------------------------------
                                        Peggy A. Arnold
                                           Vice President and
                                           Chief Financial Officer


DATED:  JANUARY 26, 2001.               /s/ Herbert E. Shaver
                                      ------------------------------
                                        Herbert E. Shaver, Controller
                                           Vice President, Principal
                                           Accounting Officer, and
                                           Assistant Secretary


DATED:  JANUARY 26, 2001.               /s/ John R. Keller
                                      ------------------------------
                                        John R. Keller,
                                        Executive Vice President and Director


DATED:  JANUARY 26, 2001.               /s/ Richard R. Schilling, Jr.
                                      ------------------------------
                                        Richard R. Schilling, Jr., Director

DATED:  JANUARY 26, 2001.               /s/ Yitzhak N. Bachana
                                        ------------------------------
                                          Yitzhak N. Bachana, Director


DATED:  JANUARY 26, 2001.                 /s/ Bruce A. Whitman
                                        ------------------------------
                                          Bruce A. Whitman, Director


DATED:  JANUARY 26, 2001.                 /s/ Paul L. Graziani
                                        ------------------------------
                                          Paul L. Graziani, Director