Form 10-Q
period 2001-01-31
MEGADATA CORP
filed 2001-03-19
CIK 225628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period JANUARY 31, 2001
                                             ----------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                          Commission file number 0-7642
                                                 ------


                              MEGADATA CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                  11-2208938
           --------                                  ----------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


47 ARCH STREET, GREENWICH, CONNECTICUT                        06830
----------------------------------------                ------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (203) 629-8757
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

          There were 3,473,115 shares of common stock with a par value of $0.01 per share outstanding at March 15, 2001.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                         Page
PART I  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - January 31, 2001
                and October 31, 2000                                           3

          Consolidated Statements of Operations - Three
                months ended January 31, 2001 and 2000                         4

          Consolidated Statements of Cash Flows - Three months
                ended January 31, 2001 and 2000                                5

          Notes to Consolidated Financial
                Statements - January 31, 2001                                  6

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        10

       Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                             13

PART II    OTHER INFORMATION

       Item 1.  Legal Proceedings                                             14

       Item 2.  Changes in Securities and Use of Proceeds                     14

       Item 3.  Defaults upon Senior Securities                               14

       Item 4.  Submission of Matters to a Vote of Security Holders           14

       Item 5.  Other Information                                             14

       Item 6.  Exhibits and Reports on Form 8-K                              14

Signatures                                                                    14

Exhibit 27.1 - Financial Data Schedule                                        15

Part I. Financial Information


                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                             JANUARY 31,     OCTOBER 31,
                                                              2001              2000
                                                         ---------------- ----------------
                                                         ---------------- ----------------
                                                           (UNAUDITED)
ASSETS
Current assets:
   Cash                                                     $   186,888    $    69,090
   Accounts receivable                                           38,358        175,188
   Inventories                                                  266,317        253,049
   Prepaid expenses and other current assets                     16,056         13,535
                                                            -----------    -----------
Total current assets                                            507,619        510,862

Property, plant and equipment, net                              200,409        196,949
PASSUR network, net                                           1,620,135      1,624,186
Software development costs                                       94,644           --
Other assets                                                     16,085         16,085
                                                            -----------    -----------
                                                            $ 2,438,892    $ 2,348,082
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $   361,293    $   242,565
   Accrued expenses and other current liabilities               216,250        313,427
   Accrued expenses--related parties                             30,796         85,174
   Notes payable--related party                               1,350,000        800,000
   Deferred income                                              293,144        138,909
   Installment notes payable                                     11,372         10,806
                                                            -----------    -----------
Total current liabilities                                     2,262,855      1,590,881

Notes payable--related party, less current portion                 --          150,000
Installment notes payable, less current portion                    --            2,985
                                                            -----------    -----------
                                                              2,262,855      1,743,866

Stockholders' equity:
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,169,615 in 2001and 2000            41,696         41,696
   Additional paid-in capital                                 3,659,132      3,659,132
   Accumulated deficit                                       (1,901,316)    (1,473,137)
                                                            -----------    -----------
                                                              1,799,512      2,227,691
   Less cost of 696,500 common shares held in treasury        1,623,475      1,623,475
                                                            -----------    -----------
Total stockholders' equity                                      176,037        604,216
                                                            -----------    -----------
                                                            $ 2,438,892    $ 2,348,082
                                                            ===========    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                         2001             2000
                                                  ------------------------------
Revenues:
   Systems                                           $     7,859    $   346,534
   Subscription and maintenance                          171,379        121,225
                                                     -----------    -----------
   Net sales                                             179,238        467,759
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         228,417        172,788
   Research and development                               30,175         30,934
   Selling, general and administrative expenses          321,422        232,383
                                                     -----------    -----------
                                                         580,014        436,105
                                                     -----------    -----------

(Loss) income from operations                           (400,776)        31,654

Other income (expense):
   Interest income                                         1,708          2,764
   Interest expense                                       (1,119)        (1,119)
   Interest expense--related party                       (25,825)       (26,256)
   Other income                                             --            8,110
                                                     -----------    -----------
Loss (income) before income taxes                       (426,012)        15,153
Provision for income taxes                                 2,167           --
                                                     -----------    -----------
Net (loss) income                                    $  (428,179)   $    15,153
                                                     ===========    ===========

Net (loss) income per common share--basic
   and diluted                                       $      (.12)   $       .01
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic                                  3,473,115      2,511,600
                                                     ===========    ===========
Weighted average number of common shares
   outstanding--diluted                                3,473,115      2,688,707
                                                     ===========    ===========






             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     Page 4 of 4




                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                            2001         2000
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                         $(428,179)   $  15,153
Adjustments to reconcile net (loss) income to
  net cash (used in) provided by  operating activities:
     Depreciation                                            54,792       22,716
     Changes in operating assets and liabilities:
       Accounts receivable                                  136,830     (143,618)
       Inventories                                          (13,268)     (74,146)
       Prepaid expenses and other current assets             (2,521)      26,534
       Other assets                                            --         (3,291)
       Accounts payable                                     118,728      165,463
       Accrued expenses and other current liabilities        57,058       64,147
       Accrued expenses - related parties                   (54,378)      25,998
                                                          ---------    ---------
Total adjustments                                           297,241       83,803
                                                          ---------    ---------
Net cash (used in) provided by operating activities        (130,938)      98,956

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                              (38,128)    (129,245)
Software development costs                                  (94,644)        --
Capital expenditures                                        (16,073)      (2,636)
                                                          ---------    ---------
Net cash used in investing activities                      (148,845)    (131,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable--related party                       --        (25,000)
Proceeds from notes payable--related party                  400,000         --
Payments of installment notes                                (2,419)      (7,689)
                                                          ---------    ---------
Net cash provided by (used in) financing activities         397,581      (32,689)
                                                          ---------    ---------

Increase (decrease) in cash                                 117,798      (65,614)
Cash--beginning of period                                    69,090      299,276
                                                          ---------    ---------
Cash--end of period                                       $ 186,888    $ 233,662
                                                          =========    =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                January 31, 2001
1. BUSINESS

Megadata Corporation (the "Company") operates in one reportable segment: as a supplier of information, data services, software, and communication products for the aviation industry, primarily for airlines, airline affiliates, and airports.

The Company's principal product is the PASSUR (Passive Secondary Surveillance Radar) System and its affiliated products and services. PASSUR is an integrated operations control and management system used by airlines at their dispatch and station control centers. In addition, major airports worldwide use the PASSUR system as part of an integrated noise management and monitoring system, as well as for operations control.

The Company, through a 1998 restructuring plan, has developed a new method of delivering information to its customers. The Company now sells subscription services from a growing domestic and international PASSUR network of flight tracking systems. The Company will also continue to sell stand-alone PASSUR systems at a customer's request.

The Company is transitioning from being a supplier of passive surveillance systems (a capital equipment business) to a provider of subscription based information and decision support services supplied by the Company's PASSUR network.

To enhance its subscription service, the Company provides its own proprietary software suite, called PASTRACK. PASTRACK enables the customer to benefit from the algorithms and functionality already experienced by airline and airport customers over the past several years.

As a result, a larger audience of aviation and aviation-related organizations can utilize the information generated from the PASSUR network, thus creating additional demand for the Company's subscription services. Currently, PASSUR flight track coverage is available for 22 of the top 40 airports in the United States.

The Company generates revenue by selling either (1) equipment - a PASSUR system (usually included is an annual maintenance contract and an additional charge for installation), or (2) information to an airport or airline subscriber derived from a PASSUR system usually owned by the Company (the PASSUR network). The customer subscribes to the information on a monthly basis pursuant to a subscription agreement, which may be a multi-year arrangement. The agreement also provides that the information from the PASSUR system cannot be resold or used for unauthorized purposes.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                January 31, 2001


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual report for the year ended October 31, 2000 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of Megadata Corporation at January 31, 2001 and the consolidated results of operations for the three month period ended January 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended January 31, 2001 and 2000.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations for the fiscal year ending October 31, 2001.

REVENUE RECOGNITION POLICY

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, as amended. SOP 97-2 delineates the accounting for software products, maintenance and support services and consulting revenue. Under SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g. maintenance, support and other services), the Company allocates revenue to each element of the arrangement based on vendor specific objective evidence of its fair value, or for products not being sold separately, the price established by management.

The Company recognizes revenue on the sale of products and systems when the products or systems are shipped. Installation charges, if any, are recognized on the date of installation. Services and maintenance revenues are recognized on a straight-line basis over the service contract period. Revenue for data subscription services is recognized on a monthly basis upon the execution of an agreement and the customer's receipt of the data.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                January 31, 2001


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market for the current quarter. The Company values its inventory on an interim basis based on perpetual inventory records.

PASSUR NETWORK

The PASSUR network installations, which include the production and installation costs incurred for each Company owned PASSUR system (the "PASSUR Network") are recorded at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the useful life of the assets, which is estimated at seven years. All development costs related to the software included in the PASSUR Network were charged to operations during their development period.

SOFTWARE DEVELOPMENT COSTS

Software development costs are capitalized in accordance with Financial Accounting Standards Board Statement No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED ("Statement 86"). Statement 86 requires capitalization of these costs beginning when a product's technological feasibility has been established, and ending when the product is available for general release to customers. Software development costs will be amortized when the products are available for general release over their estimated useful lives of three years.

EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, "Earnings Per Share". For the three months ended January 31, 2001, the effect of outstanding stock options were excluded from the diluted loss per share computation, as their effect would have been antidilutive. For the three months ended January 31, 2000, the denominator for diluted net income per common share includes the effect of employee and director stock options of 177,107 shares.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                January 31, 2001


3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2001, G.S. Beckwith Gilbert, the Company's controlling shareholder, Chairman and Chief Executive Officer, loaned the Company an additional $400,000 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2001. As of March 15, 2001, the total of notes due to Mr. Gilbert aggregated $1,350,000 and are secured by the Company's assets.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the three months ended January 31, 2001, the services rendered by FPCM to the Company totaled $14,434.

                      Megadata Corporation and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



RESULTS OF OPERATIONS

REVENUE

Revenue during the three months ended January 31, 2001, decreased by approximately $289,000, or 62%, as compared to the corresponding period ended January 31, 2000. This decrease was primarily due to the lack of any PASSUR system sales or upgrades during the first quarter of fiscal 2001. As described earlier in footnote 1 to the financial statements, the Company is transitioning from a seller of equipment to a seller of information and this change in management focus contributed to the decline in revenue for the quarter. PASSUR System sales or upgrade revenue decreased by approximately $339,000, or 98%, as compared to the first quarter of fiscal 2000. Management is concentrating its efforts on the sale of data from the Company owned PASSUR network, and will sell complete systems only at a customer's specific request. Subscription and maintenance revenue increased by approximately $50,000, or 41%, when compared to the same period of fiscal 2000.

The Company is installing additional PASSURs in its network from completed PASSUR units built in the prior fiscal year. The Company will market the data their system generates directly to airline, airport, and aviation-related customers. Management believes that, with the continued sales and marketing effort for the PASSUR product line, additional revenues can be realized in the current fiscal year.

During the quarter, the Company entered into data subscription agreements with two new major airlines. The Company's airlines customers now include five of the largest airlines in North America.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenue of approximately $5,500 in fiscal 2001 versus $1,250 in fiscal 2000.

COST OF SALES

During the three months ended January 31, 2001, cost of sales increased by approximately $56,000, or 32%, over the same quarter of 2000. The increase is due primarily to unabsorbed manufacturing overhead. During the prior fiscal quarter ended January 31, 2000, the Company produced PASSUR units for anticipated customer sales and for subsequent inclusion in the Company's PASSUR network. No PASSUR units were produced during the current quarter ending January 31, 2001, which resulted in all manufacturing overhead expenses being charged directly to cost of sales.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses remained approximately constant in the first three months of fiscal 2001 as compared to the same period of fiscal 2000. The Company will continue to invest in research and development to develop additional applications for its PASSUR subscription customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware and software. There were no customer sponsored research and development activities during the first three months of fiscal 2001 or 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by approximately $89,000, or 38%, during the first three months of fiscal 2001 as compared to the same period in fiscal 2000. Increases occurred in salaries, professional and consulting fees, travel, promotion and advertising expenses.

The Company is continuing to increase its sales and marketing efforts. The Company expects that its sales and marketing expenses in fiscal 2001 will be significantly above the level in the prior fiscal year. In February 2001, the Company hired a director of marketing, with extensive experience in aviation as well as communications. The Company is also increasing its presence at industry trade shows throughout the United States and Europe.

OTHER INCOME

Interest income and interest expense remained approximately consistent in the three months of fiscal 2001 as compared to the same period of fiscal 2000.

The Company did not have other income for the three months ended January 31, 2001, as compared to $8,110 for the same period of 2000.

NET LOSS

The Company incurred a net loss of $428,179, or $.12 per diluted common share, during the three month period ended January 31, 2001. In the same period of fiscal 2000, the Company earned a net profit of $15,153, or $.01 per diluted common share. The Company's loss in the current quarter is primarily a result of the lack of PASSUR system sales and higher costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2001, the Company's current liabilities exceeded current assets by $1,755,236, of which $1,350,000 were notes due to a related party who is a significant shareholder. The Company stockholders' equity was $176,037. For the three months ended January 31, 2001, the Company incurred a net loss of $428,179.

Net cash used by operating activities for the first three months of fiscal 2001 was approximately $131,000. Gross proceeds from financing activities of $400,000 came from an increase in notes payable - related party. No principal payments on notes payable - related party were made during the quarter ended January 31, 2001.

Cash flows used in investing activities for the first quarter of fiscal 2001 were approximately $149,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs.

Management is addressing the working capital deficiency and operating losses by aggressively marketing its PASSUR systems and increasing the size of the Company owned PASSUR network, which should lead to increased data subscription revenue. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from the significant shareholder referred to above.

The Company was unprofitable for the first quarter of fiscal 2001 and anticipates a similar result for the second quarter. However, the Company anticipates increased revenue which could lead to profitability by the end of fiscal 2001, although no assurances can be provided in this regard. Since the increased sales effort began in August 1998, the Company has seen many positive signs that its PASSUR product line could provide additional revenue. With the Company's decision to establish a network of Company-owned PASSUR sites, additional revenue could be earned through its subscription services. However, increased competition, and continued budget constraints among its clients, could impact this potential revenue.

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

RISK FACTORS; FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" above) contain forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR network, and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the product and its use in flight dispatch. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                  NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  NONE

ITEM 5. OTHER INFORMATION.
                  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27.1 - Financial Data Schedule
     (b) The Company did not file any reports on Form 8-K during the three months ended January 31, 2001.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



DATED:  MARCH 19, 2001                   /s/ G. S. Beckwith Gilbert
                                         ---------------------------------
                                         G. S. Beckwith Gilbert, Chairman,
                                              and Chief Executive Officer


DATED:  MARCH 19, 2001                   /s/ Herbert E. Shaver

                                         Herbert E. Shaver, Vice President,
                                          Controller, and Principal Accounting
                                          Officer