Form 10-Q
period 2001-04-30
MEGADATA CORP
filed 2001-06-14
CIK 225628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period APRIL 30, 2001
                                              --------------


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

          There were 3,473,115 shares of common stock with a par value of $0.01 per share outstanding at June 14, 2001.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page
Part I.         Financial Information

       Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - April 30, 2001
                and October 31, 2000.                                          3

          Consolidated Statements of Operations - Six
                months ended April 30, 2001 and 2000.                          4

          Consolidated Statements of Operations - Three
                months ended April 30, 2001 and 2000.                          5

          Consolidated Statements of Cash Flows - Six months
                ended April 30, 2001 and 2000.                                 6

          Notes to Consolidated Financial
                Statements - April 30, 2001                                    7

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        11

       Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                             14

Part II.        Other Information

       Item 1.  Legal Proceedings                                             15

       Item 2.  Changes in Securities and Use of Proceeds                     15

       Item 3.  Defaults upon Senior Securities                               15

       Item 4.  Submission of Matters to a Vote of Security Holders           15

       Item 5.  Other Information                                             15

       Item 6.  Exhibits and Reports on Form 8-K                              15

Signatures                                                                    16

Part I. Financial Information


                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                               APRIL 30,     OCTOBER 31,
                                                                 2001           2000
                                                           -------------- ----------------
                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash                                                     $    46,219    $    69,090
   Accounts receivable                                           44,528        175,188
   Inventories                                                  284,443        253,049
   Prepaid expenses and other current assets                     30,633         13,535
                                                            -----------    -----------
Total current assets                                            405,823        510,862

Property, plant and equipment, net                              192,463        196,949
PASSUR network, net                                           1,705,141      1,624,186
Software development costs                                      147,284           --
Other assets                                                     15,785         16,085
                                                            -----------    -----------
                                                            $ 2,466,496    $ 2,348,082
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
   Accounts payable                                         $   338,679    $   242,565
   Accrued expenses and other current liabilities               243,503        313,427
   Accrued expenses--related parties                             62,750         85,174
   Notes payable--related party                               1,850,000        800,000
   Deferred income                                              248,386        138,909
   Installment notes payable                                     10,881         10,806
                                                            -----------    -----------
Total current liabilities                                     2,754,199      1,590,881

Notes payable--related party, less current portion                 --          150,000
Installment notes payable, less current portion                    --            2,985
                                                            -----------    -----------
                                                              2,754,199      1,743,866

Stockholders' (deficiency) equity:
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,169,615 in 2001and 2000            41,696         41,696
   Additional paid-in capital                                 3,659,132      3,659,132
   Accumulated deficit                                       (2,365,056)    (1,473,137)
                                                            -----------    -----------
                                                              1,335,772      2,227,691
   Less cost of 696,500 common shares held in treasury        1,623,475      1,623,475
                                                            -----------    -----------
Total stockholders' (deficiency) equity                        (287,703)       604,216
                                                            -----------    -----------
                                                            $ 2,466,496    $ 2,348,082
                                                            ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                     SIX MONTHS ENDED APRIL 30,
                                                          2001           2000
                                                     ---------------------------
Revenues:
   Systems                                           $      --      $   394,502
   Subscription and maintenance                          370,232        322,909
   Other                                                  17,044         34,804
                                                     -----------    -----------
   Net sales                                             387,276        752,215
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         417,070        263,137
   Research and development                              111,727         61,304
   Selling, general and administrative expenses          687,307        538,818
                                                     -----------    -----------
                                                       1,216,104        863,259
                                                     -----------    -----------

Loss from operations                                    (828,828)      (111,044)

Other income (expense):
   Interest income                                         2,627          3,864
   Interest expense                                       (2,237)        (2,257)
   Interest expense--related party                       (61,313)       (52,594)
   Other income                                             --            8,110
                                                     -----------    -----------
Loss before income taxes                                (889,751)      (153,921)
Provision for income taxes                                 2,167           --
                                                     -----------    -----------
Net loss                                             $  (891,918)   $  (153,921)
                                                     ===========    ===========


Net loss per common share--basic
   and diluted                                       $      (.26)   $      (.06)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      3,473,115      2,511,600
                                                     ===========    ===========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    THREE MONTHS ENDED APRIL 30,
                                                           2001          2000
                                                    ----------------------------
Revenues:
   Systems                                           $      --      $    63,718
   Subscription and maintenance                          198,853        196,684
   Other                                                   9,185         24,054
                                                     -----------    -----------
   Net sales                                             208,038        284,456
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         188,653         90,349
   Research and development                               81,552         30,369
   Selling, general and administrative expenses          365,885        306,435
                                                     -----------    -----------
                                                         636,090        427,153
                                                     -----------    -----------

Loss from operations                                    (428,052)      (142,697)

Other income (expense):
   Interest income                                           919          1,100
   Interest expense                                       (1,118)        (1,138)
   Interest expense--related party                       (35,488)       (26,338)
                                                     -----------    -----------
Net loss                                             $  (463,739)   $  (169,073)
                                                     ===========    ===========


Net loss per common share--basic
   and diluted                                       $      (.13)   $      (.07)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      3,473,115      2,511,600
                                                     ===========    ===========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                      SIX MONTHS ENDED APRIL 30,
                                                            2001         2000
                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(891,918)   $(153,921)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
     Depreciation                                          109,584       51,995
     Changes in operating assets and liabilities:
       Accounts receivable                                 130,660      (32,297)
       Inventories                                         (31,394)    (178,326)
       Prepaid expenses and other current assets           (17,098)      38,521
       Other assets                                            300          908
       Accounts payable                                     96,114      288,014
       Accrued expenses, accrued expenses-related
         parties and other current liabilities              17,129       90,140
                                                         ---------    ---------
Total adjustments                                          305,295      258,955
                                                         ---------    ---------
Net cash (used in) provided by operating activities       (586,623)     105,034

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                            (165,315)    (419,286)
Software development costs                                (147,284)        --
Capital expenditures                                       (20,739)     (29,143)
                                                         ---------    ---------
Net cash used in investing activities                     (333,338)    (448,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable--related party                      --        (25,000)
Proceeds from notes payable--related party                 900,000      200,000
Payments of installment notes                               (2,910)     (16,625)
                                                         ---------    ---------
Net cash provided by financing activities                  897,090      158,375
                                                         ---------    ---------

Decrease in cash                                           (22,871)    (185,020)
Cash--beginning of period                                   69,090      299,276
                                                         ---------    ---------
Cash--end of period                                      $  46,219    $ 114,256
                                                         =========    =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2001


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

The Company, through a 1998 restructuring plan, has developed a new method of delivering information to its customers. The Company now sells subscription and information services from a growing domestic and international PASSUR network of flight tracking systems. The Company will also continue to sell stand-alone PASSUR systems at a customer's request.

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

As a result, a larger audience of aviation and aviation-related organizations can utilize the information generated from the PASSUR network, thus creating additional demand for the Company's services. Currently, PASSUR flight track coverage is available for 22 of the top 40 airports in the United States.

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

                                 April 30, 2001


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report for the year ended October 31, 2000 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Megadata Corporation at April 30, 2001 and its consolidated results of operations for the three and six month periods ended April 30, 2001 and 2000 and its cash flows for the six months ended April 30, 2001 and 2000.

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

                                 April 30, 2001


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

EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, "Earnings Per Share". For the three and six month periods ended April 30, 2001, the effect of outstanding stock options were excluded from the diluted loss per share computation, as their effect would have been antidilutive.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2001


3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2001, G.S. Beckwith Gilbert, the Company's controlling shareholder, Chairman and Chief Executive Officer, loaned the Company an additional $900,000 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2001. As of June 14, 2001, the total of notes due to Mr. Gilbert aggregated $1,850,000 and are secured by the Company's assets.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the six months ended April 30, 2001, the services rendered by FPCM to the Company totaled $27,934.

                      Megadata Corporation and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



RESULTS OF OPERATIONS

REVENUE

Revenue during the six months ended April 30, 2001, decreased by approximately $365,000, or 49%, as compared to the corresponding period ended April 30, 2000. This decrease was primarily due to the lack of any PASSUR system sales or upgrades during the first six months of fiscal 2001. As described earlier in footnote 1 to the financial statements, the Company is transitioning from a seller of equipment to a seller of information and this change in management focus contributed to the decline in revenue for the first six months of fiscal 2001. PASSUR System sales or upgrade revenue decreased by approximately $395,000, or 100%, for the first six months of fiscal 2001 as compared to the same period for fiscal 2000, since management is concentrating its efforts on the sale of data from the Company owned PASSUR network rather than on system sales. The Company will sell complete systems only at a customer's specific request. Subscription and maintenance revenue increased by approximately $47,000, or 15%, when compared to the same period of fiscal 2000.

Revenue during the quarter ended April 30, 2001, decreased approximately $76,000, or 27%, as compared to the corresponding period ended April 30, 2000. The decrease in revenues was primarily attributable to the lack of system sales for the quarter ended April 30, 2001 as compared to April 30, 2000.

The Company is installing additional PASSURs in its network from completed PASSUR units built in the prior fiscal year. The Company will market the data generated by the network directly to airline, airport, and aviation-related customers. Management believes that, with the continued sales and marketing effort for the PASSUR product line, additional revenues can be realized in the current fiscal year.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenue of approximately $17,000 for the six months ended April 30, 2001 versus approximately $34,800 for the six months ended April 30, 2000.

COST OF SALES

During the six months ended April 30, 2001, cost of sales increased by approximately $154,000, or 58%, over the same period of 2000. The increase is primarily due to unabsorbed manufacturing overhead. During the prior six months ended April 30, 2000, the Company produced PASSUR units for anticipated customer sales and for subsequent inclusion in the Company's PASSUR network. No PASSUR units were produced during the six months ended April 30, 2001, which resulted in all manufacturing overhead expenses being charged directly to cost of sales.

During the quarter ended April 30, 2001, cost of sales increased by approximately $98,000, or 109%, over the same quarter of 2000. The increase is primarily due to the unabsorbed manufacturing overhead. During the three months ended April 30, 2000, the Company produced PASSUR units for anticipated customer sales and for inclusion in the Company's PASSUR network. During the three months ended April 30, 2001, no PASSUR units were produced which resulted in all manufacturing overhead expenses being charged directly to cost of sales.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses increased approximately $50,000, or 82% for the six months ended April 30, 2001 as compared to the same period of fiscal 2000. The Company will continue to invest in research and development to develop additional applications for its PASSUR customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware and software. There were no customer sponsored research and development activities during the six months ended April 30, 2001 and 2000.

During the quarter ended April 30, 2001, research and development expenses increased by approximately $51,000, or 169%, over the same quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by approximately $148,000, or 28%, during the first six months of fiscal 2001 as compared to the same period in fiscal 2000. Selling, general and administrative expenses increased by approximately $59,000, or 19%, during the three months ended April 30, 2001 as compared to the same period in fiscal 2000. Increases occurred in salaries, professional and consulting fees, travel, promotion and advertising expenses.

The Company is continuing to increase its sales and marketing efforts. The Company expects that its sales and marketing expenses in fiscal 2001 will continue to grow as part of the Company's effort to focus on the new business strategy established in 1998. In February 2001, the Company hired a director of marketing, with extensive experience in aviation as well as communications. The Company is also increasing its presence at industry conventions throughout the United States and Europe.

OTHER INCOME (EXPENSE)

Interest income and interest expense remained consistent for the three and six months periods ended April 30, 2001 as compared to the same periods of fiscal 2000.

The Company did not have any other income for the three and six month periods ended April 30, 2001, as compared to $8,110 for the six month period ended April 30, 2000.

NET LOSS

The Company incurred a net loss of $891,918, or $.26 per diluted common share, during the six month period ended April 30, 2001. In the same period of fiscal 2000, the Company incurred a net loss of $153,921, or $.06 per diluted common share. The Company's loss in the current period is primarily a result of the lack of PASSUR system sales and higher costs as described above.

During the quarter ended April 30, 2001, the Company incurred a net loss of $463,739, or $.13 per diluted common share. In the same period of fiscal 2000, the Company recorded a net loss of $169,073, or $.07 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2001, the Company's current liabilities exceeded current assets by $2,348,376, of which $1,850,000 were notes due to a related party who is a significant shareholder; and at April 30, 2001, the Company's stockholders' deficiency was $287,703. For the six months ended April 30, 2001, the Company incurred a net loss of $891,918.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities and increasing the size of the Company owned PASSUR network, which management expects will lead to increased data subscription revenue. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from the significant shareholder referred to above.

Net cash used by operating activities for the first six months of fiscal 2001 was approximately $587,000. Cash flows provided by financing activities of approximately $897,000 came primarily from $900,000 in the form of notes payable
- related party. No principal payments on notes payable - related party were made during the six months ended April 30, 2001.

Cash flows used in investing activities for the first six months of fiscal 2001 was approximately $333,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs.


The Company was unprofitable for both the first and second quarters of fiscal 2001. The Company anticipates increased revenues for the third and fourth quarters of fiscal 2001, which could reduce the Company's current loss by the end of fiscal 2001, although no assurances can be provided in this regard. Since the increased sales effort began in August 1998, the Company has seen many positive signs that its PASSUR product line could provide additional revenue. With the Company's decision to establish a network of Company-owned PASSUR sites, additional revenue could be earned through its subscription services. However, increased competition, and continued budget constraints among its clients, could impact this potential revenue.

Interest by potential customers in the Company's PASSUR systems and in data obtained from the PASSUR Network remains strong and the Company anticipates an increase in future revenue. However, the Company cannot predict if such revenue will materialize. If sales do not increase, additional losses may occur and could continue. The extent of such profits or losses will be dependent on sales volume achieved.

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

ITEM 1. LEGAL PROCEEDINGS.
                  NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                  NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Shareholders at the Company's Annual Meeting on April 12, 2001 voted to:

         (1) Elect the following to the Board of Directors:

                                               For                Withhold
                                               ---                --------
          G.S. Beckwith Gilbert              2,456,911               7,100
          Richard R. Schilling               2,456,911               7,100
          Yitzhak N. Bachana                 2,456,811               7,200
          Bruce N. Whitman                   2,456,911               7,100
          Paul L. Grazian                    2,456,911               7,100
          John R. Keller                     2,456,911               7,100
          James T. Barry                     2,456,911               7,100

         (2) Ratify the appointment of Ernst & Young LLP, as the Company's independent public accountants for the fiscal year ended October 31, 2001.

                        For             Against              Abstain
                        ---             -------              -------

                     2,458,211            900                 4,900


ITEM 5. OTHER INFORMATION.
                  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) The Company did not file any reports on Form 8-K
                      during the three months ended April 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



DATED:  JUNE 13, 2001                   /s/ G. S. Beckwith Gilbert
                                        ---------------------------
                                        G. S. Beckwith Gilbert, Chairman,
                                             and Chief Executive Officer


DATED:  JUNE 13, 2001                   /s/ James T. Barry
                                        ------------------
                                        James T. Barry, Chief Operating Officer,
                                           and Chief Financial  Officer