Form 10-Q
period 2001-07-31
MEGADATA CORP
filed 2001-09-14
CIK 225628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period JULY 31, 2001
                                  -------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                          Commission file number 0-7642
                                     ------


                              MEGADATA CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                            11-2208938
-----------------------------------                       -------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

47 ARCH STREET, GREENWICH, CONNECTICUT                                 06830
--------------------------------------                                 -----
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

There were 3,473,115 shares of common stock with a par value of $0.01 per share outstanding at September 14, 2001.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                         Page
                                                                         ----
     Part I.         Financial Information

            Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets - July 31, 2001
                     and October 31, 2000.                                3

               Consolidated Statements of Operations - Nine
                     months ended July 31, 2001 and 2000.                 4

               Consolidated Statements of Operations - Three
                     months ended July 31, 2001 and 2000.                 5

               Consolidated Statements of Cash Flows - Nine months
                     ended July 31, 2001 and 2000.                        6

               Notes to Consolidated Financial
                     Statements - July 31, 2001                           7

            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations              11

            Item 3. Quantitative and Qualitative Disclosures
                     About Market Risk                                   14

     Part II.        Other Information

            Item 1.  Legal Proceedings                                   15

            Item 2.  Changes in Securities and Use of Proceeds           15

            Item 3.  Defaults upon Senior Securities                     15

            Item 4.  Submission of Matters to a Vote of Security Holders 15

            Item 5.  Other Information                                   15

            Item 6.  Exhibits and Reports on Form 8-K                    15

     Signatures                                                          15

   Part I.  Financial Information




                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                              JULY 31,      OCTOBER 31,
                                                                2001          2000
                                                           -------------- ----------------
                                                                    (UNAUDITED)
         ASSETS
         Current assets:
   Cash                                                     $    26,226    $    69,090
   Accounts receivable                                          147,602        175,188
   Inventories                                                  393,924        253,049
   Prepaid expenses and other current assets                     17,278         13,535
                                                            -----------    -----------
Total current assets                                            585,030        510,862

Property, plant and equipment, net                              185,554        196,949
PASSUR network, net                                           1,794,543      1,624,186
Software development costs                                      225,341           --
Other assets                                                     15,785         16,085
                                                            -----------    -----------
                                                            $ 2,806,253    $ 2,348,082
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
   Accounts payable                                         $   293,416    $   242,565
   Accrued expenses and other current liabilities               341,525        313,427
   Accrued expenses--related parties                             68,847         85,174
   Notes payable--related party                               2,550,000        800,000
   Deferred income                                              189,791        138,909
   Installment notes payable                                      1,592         10,806
                                                            -----------    -----------
Total current liabilities                                     3,445,171      1,590,881

Notes payable--related party, less current portion                 --          150,000
Installment notes payable, less current portion                    --            2,985
                                                            -----------    -----------
                                                              3,445,171      1,743,866

Stockholders' (deficiency) equity:
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,169,615 in 2001 and 2000           41,696         41,696
   Additional paid-in capital                                 3,659,132      3,659,132
   Accumulated deficit                                       (2,716,271)    (1,473,137)
                                                            -----------    -----------
                                                                984,557      2,227,691
   Less cost of 696,500 common shares held in treasury        1,623,475      1,623,475
                                                            -----------    -----------
Total stockholders' (deficiency) equity                        (638,918)       604,216
                                                            -----------    -----------
                                                            $ 2,806,253    $ 2,348,082
                                                            ===========    ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    NINE MONTHS ENDED JULY 31,
                                                     2001           2000
                                                  ------------- --------------
Revenues:
   Systems                                        $    20,650    $   876,156
   Subscription and maintenance                       670,624        438,010
   Other                                               28,078         68,075
                                                  -----------    -----------
   Net sales                                          719,352      1,382,241
                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                      556,792        485,704
   Research and development                           189,085         99,040
   Selling, general and administrative expenses     1,105,002        930,050
                                                  -----------    -----------
                                                    1,850,879      1,514,794
                                                  -----------    -----------

Loss from operations                               (1,131,527)      (132,553)

Other income (expense):
   Interest income                                      3,091          5,080
   Interest expense                                    (2,818)        (3,356)
   Interest expense--related party                   (109,713)       (85,956)
   Other income                                          --            8,110
                                                  -----------    -----------
Loss before income taxes                           (1,240,967)      (208,675)
Provision for income taxes                              2,167           --
                                                  -----------    -----------
Net loss                                          $(1,243,134)   $  (208,675)
                                                  ===========    ===========


Net loss per common share--basic
   and diluted                                    $      (.36)   $      (.08)
                                                  ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                   3,473,115      2,563,435
                                                  ===========    ===========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    THREE MONTHS ENDED JULY 31,
                                                      2001           2000
                                                  ------------- --------------
Revenues:
   Systems                                        $    20,650    $   491,000
   Subscription and maintenance                       301,551        120,101
   Other                                                9,875         18,925
                                                  -----------    -----------
   Net sales                                          332,076        630,026
                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                      139,722        222,567
   Research and development                            77,358         37,736
   Selling, general and administrative expenses       417,695        391,232
                                                  -----------    -----------
                                                      634,775        651,535
                                                  -----------    -----------

Loss from operations                                 (302,699)       (21,509)

Other income (expense):
   Interest income                                        464          1,216
   Interest expense                                      (581)        (1,099)
   Interest expense--related party                    (48,400)       (33,362)
                                                  -----------    -----------
Net loss                                          $  (351,216)   $   (54,754)
                                                  ===========    ===========


Net loss per common share--basic
   and diluted                                    $      (.10)   $      (.02)
                                                  ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                   3,473,115      2,667,105
                                                  ===========    ===========










SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                     NINE MONTHS ENDED JULY 31,
                                                         2001         2000
                                                     -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(1,243,134)   $(208,675)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation                                       164,377       82,048
     Changes in operating assets and liabilities:
       Accounts receivable                               27,586     (476,436)
       Inventories                                     (140,875)    (291,246)
       Prepaid expenses and other current assets         (3,743)      42,706
       Other assets                                         300        4,617
       Accounts payable                                  50,851      363,791
       Accrued expenses, accrued expenses-related
         parties and other current liabilities           11,771        9,586
       Deferred income                                   50,882        3,274
                                                    -----------    ---------
Total adjustments                                       161,149     (261,660)
                                                    -----------    ---------
Net cash used in operating activities                (1,081,985)    (470,335)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                         (296,896)    (490,035)
Software development costs                             (225,341)        --
Capital expenditures\                                   (26,443)     (37,036)
                                                    -----------    ---------
Net cash used in investing activities                  (548,680)    (527,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable--related party                   --        (25,000)
Proceeds from notes payable--related party            1,600,000      800,000
Payments of installment notes                           (12,199)     (25,559)
                                                    -----------    ---------
Net cash provided by financing activities             1,587,801      749,441
                                                    -----------    ---------

Decrease in cash                                        (42,864)    (247,965)
Cash--beginning of period                                69,090      299,276
                                                    -----------    ---------
Cash--end of period                                 $    26,226    $  51,311
                                                    ===========    =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 2001
         1. BUSINESS

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

                                  July 31, 2001


         2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report for the year ended October 31, 2000 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Megadata Corporation at July 31, 2001 and its consolidated results of operations for the three and nine month periods ended July 31, 2001 and 2000 and its cash flows for the nine months ended July 31, 2001 and 2000.

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

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 2001


         2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

         INVENTORIES

         Inventories, which are comprised of raw material parts and components, PASSUR's in progress and finished goods are stated at the lower of cost (first-in, first-out method) or market for the current quarter. The Company values its inventory on an interim basis based on perpetual inventory records.

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

         EARNINGS PER SHARE

         The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. For the three and nine month periods ended July 31, 2001, the effects of outstanding stock options were excluded from the diluted loss per share computation, as the effect would have been antidilutive.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 2001


         3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In fiscal 2001, G.S. Beckwith Gilbert, the Company's controlling shareholder, Chairman and Chief Executive Officer, loaned the Company an additional $1,600,000 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2001. As of July 31, 2001, the total of notes due to Mr. Gilbert aggregated $2,550,000 and are secured by the Company's assets.

         Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the nine months ended July 31, 2001, services rendered by FPCM to the Company, including rent and medical benefits, totaled $30,934.

                      Megadata Corporation and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



         RESULTS OF OPERATIONS

         REVENUE

         As described earlier in footnote 1 to the financial statements, the Company is transitioning from a seller of equipment to a seller of information and this change in management focus contributed to the decline in revenue for the first nine months of fiscal 2001. Revenue during the nine months ended July 31, 2001, decreased by approximately $663,000, or 48%, as compared to the corresponding period ended July 31, 2000. This decrease was primarily due to the fact that the Company did not sell any PASSUR systems or upgrades during the first nine months of fiscal 2001, which resulted primarily from the Company's strategy to replace one time system sales with recurring revenue.

         Management is concentrating its efforts on the sale of information from the Company owned PASSUR network rather than on system sales; subscription and maintenance revenue increased approximately $233,000, or 53%, for the nine months ended July 31, 2001, when compared to the same period of fiscal 2000. This increase partially offset the decrease in PASSUR System sales or upgrades revenue of approximately $856,000, or 98%, for the first nine months of fiscal 2001 as compared to the same period for fiscal 2000. The Company will sell complete systems only at a customer's specific request.

         Revenue during the quarter ended July 31, 2001 decreased approximately $298,000, or 47%, as compared to the corresponding period ended July 31, 2000. However, as noted above, subscription and maintenance revenue for the three months ended July 31, 2001 increased approximately $181,000, or 151% when compared to the same period of fiscal 2000. The decrease in revenues was primarily attributable to the lack of system sales for the quarter ended July 31, 2001 as compared to July 31, 2000, partially offset by the increase in subscription and maintenance revenues.

         The Company is installing additional PASSUR's in its network from completed PASSUR units built in the prior fiscal year. The Company will market the data generated by the network directly to airline, airport, and aviation-related customers.

         Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenue of approximately $28,000 for the nine months ended July 31, 2001 versus approximately $68,000 for the nine months ended July 31, 2000.

         COST OF SALES

         During the nine months ended July 31, 2001, cost of sales increased by approximately $71,000, or 15%, over the same period of 2000. The increase is primarily due to unabsorbed manufacturing overhead. During the prior nine months ended July 31, 2000, the Company produced PASSUR units for anticipated customer sales and for subsequent inclusion in the Company's PASSUR network. During the first six months of fiscal 2001, no PASSUR units were produced which resulted in all manufacturing overhead expenses being charged directly to cost of sales. However, during the three months ended July 31, 2001, the Company began production on 10 PASSUR units for eventual inclusion in its inventory and/or PASSUR network.

         During the quarter ended July 31, 2001, cost of sales decreased by approximately $83,000, or 37%, over the same quarter of 2000. During the three months ended July 31, 2000, the Company produced and completed PASSUR units for anticipated customer sales and for inclusion in the Company's PASSUR network. During the three months ended July 31, 2001, the Company began production on 10 PASSUR units, which were not completed by July 31, 2001. Unabsorbed manufacturing overhead charges incurred during the quarter were charged directly to cost of sales.

         RESEARCH AND DEVELOPMENT

         The Company's research and development expenses increased approximately $90,000, or 91% for the nine months ended July 31, 2001 as compared to the same period of fiscal 2000. The Company will continue to invest in research and development to develop additional applications for its PASSUR customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products. There were no customer sponsored research and development activities during the nine months ended July 31, 2001 and 2000.

         During the quarter ended July 31, 2001, research and development expenses increased by approximately $40,000, or 105%, over the same quarter of 2000.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased by approximately $175,000, or 19%, during the first nine months of fiscal 2001 as compared to the same period in fiscal 2000. Selling, general and administrative expenses increased by approximately $26,000, or 7%, during the three months ended July 31, 2001 as compared to the same period in fiscal 2000. Increases occurred in salaries, professional and consulting fees, travel, promotion and advertising expenses. The Company is continuing to increase its sales and marketing efforts in order to market existing and new products. The Company expects that its sales and marketing expenses in fiscal 2001 will continue to grow as part of the Company's effort to focus on the new business strategy. The Company is also increasing its presence at industry conventions throughout the United States and Europe.
                                                                         Page 12

         OTHER INCOME (EXPENSE)

         Interest income and interest expense did not change significantly for the three and nine months periods ended July 31, 2001 as compared to the same periods of fiscal 2000.

         Interest expense-related party increased by approximately $24,000, or 28% for the nine-month period ended July 31, 2001, and by approximately $15,000, or 45% for the three month period ended July 31, 2001 as compared to the same periods of fiscal 2000. The increases are due to additional borrowings during the current fiscal year.

         The Company did not have any other income for the three and nine-month periods ended July 31, 2001, as compared to $8,110 for the nine month period ended July 31, 2000.

         NET LOSS

         The Company incurred a net loss of $1,243,134, or $.36 per diluted common share, during the nine month period ended July 31, 2001. In the same period of fiscal 2000, the Company incurred a net loss of $208,675, or $.08 per diluted common share. The Company's loss in the current period is primarily a result of the lack of PASSUR system sales and higher costs as described above, offset in part by increased subscription and maintenance revenues.

         During the quarter ended July 31, 2001, the Company incurred a net loss of $351,216, or $.10 per diluted common share. In the same period of fiscal 2000, the Company recorded a net loss of $54,754, or $.02 per diluted common share.

         LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2001, the Company's current liabilities exceeded current assets by $2,860,141, of which $2,550,000 were notes due to a related party who is a significant shareholder; and at July 31, 2001, the Company's stockholders' deficit was $638,918. For the nine months ended July 31, 2001, the Company incurred a net loss of $1,243,134.

         Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in existing and new products as well as increasing the size of the Company owned PASSUR network, which management believes will lead to increased data subscription revenue. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from the significant shareholder referred to above through the end of fiscal 2001. The significant shareholder is considering extending such commitment should it be required.

         Net cash used by operating activities for the first nine months of fiscal 2001 was approximately $1,082,000. Cash flow provided by financing activities of approximately $1,588,000 came primarily from $1,600,000 in the form of notes payable - related party. No principal payments on notes payable - related party were made during the nine months ended July 31, 2001.

         Cash flow used in investing activities for the first nine months of fiscal 2001 was approximately $549,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs.

         The Company has been unprofitable for the first three quarters of fiscal 2001. The Company anticipated increased revenues for the fourth quarter of fiscal 2001, which could have reduced the Company's current loss by the end of fiscal 2001. However, as a result of the recent terrorist events of September 11, 2001, impacting the aviation industry, and the fact that the aviation market is extensively regulated by government agencies, particularly the Federal Aviation Authority and The National Transportation Safety Board, management anticipates that new regulations relating to air travel will be issued. Since substantially all of the Company's revenue is derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

         RISK FACTORS; FORWARD LOOKING STATEMENTS

         The Management's Discussion and Analysis and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" above) contain forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR network, and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to the recent terrorist events. Other uncertainties, which could impact the Company, are uncertainties with respect to future changes in governmental regulation affecting the product and its use in flight dispatch and the impact such changes could have on the Company's ability to obtain financing commitments. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.


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

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                           NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                           NONE


         ITEM 5. OTHER INFORMATION.
                           NONE

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                           (a) The Company did not file any reports on Form 8-K
                               during the three months ended July 31, 2001.


         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



         DATED:  SEPTEMBER 14, 2001          /s/ G. S. BECKWITH GILBERT
                                             --------------------------
                                             G. S. Beckwith Gilbert, Chairman,
                                                  and Chief Executive Officer


         DATED:  SEPTEMBER 14, 2001          /s/ JAMES T. BARRY
                                             ------------------
                                             James T. Barry, Chief Operating
                                                Officer, and Chief Financial
                                                Officer