Form 10-K
period 2001-10-31
MEGADATA CORP
filed 2002-01-29
CIK 225628

DRAFT, JANUARY 28, 2002

                                  Page 1 of 42
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                                       OR

         | _ | Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from ___ to ___

                          Commission file number 0-7642

                              MEGADATA CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                        11-2208938
           --------                                        ----------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                     47 ARCH STREET, GREENWICH, CT       06830
                     -----------------------------       -----
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code: 203-629-8757
                                                            ------------

                        Securities registered pursuant to
                         Section 12(b) of the Act: NONE

                         Securities registered pursuant
                          to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K       [X]

    The aggregate market value of the voting shares of the Registrant held by non-affiliates as of January 18, 2002 was $832,000

                  The number of common shares, $0.01 par value,
                outstanding as of January 18, 2002 was 3,473,115

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days of October 31, 2001, are incorporated by reference into Part III of this Form 10K.

                                     PART I

ITEM 1. BUSINESS.


         (A) GENERAL DEVELOPMENT OF BUSINESS.


         Megadata Corporation, (the "Company"), a New York corporation founded in 1967, is a supplier of information, data services, and software serving the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. Its principal business is the delivery of data and software by subscription from its PASSUR Network of flight tracking systems.

         The Company's flight information is derived from the PASSUR (Passive Secondary Surveillance Radar) System. PASSUR is a passive radar, which, without emitting any active signals, receives aircraft identification and altitude information from aircraft transponder transmissions, which are interrogated by existing secondary surveillance radars.

         In the past, the Company's revenues were generated primarily from the sale of PASSUR radar systems. In response to customer demand and new market opportunities, over the last two years, the Company has changed its business model from selling PASSUR systems to selling subscription services to the data and developing software and decision support products the Company derives from the Company owned PASSUR Network.


         The objective of the new strategy is to (1) considerably increase available market share; (2) reduce the selling cycle; (3) leverage current relationships with large airlines and airports to generate greater sales through value-added products; and (4) gain subscription revenue over time vs. one time sales and maintenance.


         The Company's services address airspace capacity enhancement, airline and airport operational efficiency, customer service, and safety and security. This market is in excess of $15 billion. Limited availability of accurate and timely information and its poor flow throughout the system is a major impediment to reducing delays and cancellations, improving operating efficiency of airlines and airports, and timely decision making that is required to deal with emergencies that might threaten safety and security. Currently there are a number of large and sophisticated command and control systems designed to help airlines and airports with these issues, but their performance is limited by the quality and availability of timely and accurate information input. Access to domestic and international terminal area information is fragmented and often controlled and filtered by government sources or not available at all.

         As airlines and airports seek to improve profitability by reducing costs and improving safety and security, PASSUR's data, software and information products take on an increasingly important and critical role. During the last 24 months, Megadata made a substantial capital investment in installing passive radar systems in major airports in order to create a information network capable of providing timely, accurate and critical information to its airline and airport customers. Furthermore, in the past 12 months the Company upgraded its technical and development capabilities, and worked in conjunction with its customers to develop a suite of customer-focused information products directly aimed at improving the operations of its airline and airport customers. The Company is continuing to build its own internal sales and marketing organization. Finally, the Company has developed and continues to develop a number of valuable commercial relationships with system integrators who can use its information as part of a larger suite of products and provide greater value to customers.

         The Company's products, many developed in the last year, include FlightPerform, FlightSure, RapidResponse, AirportMonitor, and IROPSNet. FlightPerform, formerly PASTRACK, is an integrated operations control and management system used by airlines at their dispatch and station control centers. FlightSure is the product most used by major airports; it provides data and software for integrated noise management and monitoring systems, as well as for operations control.


         The Company generates revenue by selling either (1) subscription-based information - derived from a PASSUR system, which is part of the "PASSUR Network", or (2) equipment - a PASSUR system (included is a sale for an annual maintenance contract and an additional charge for installation). Under the subscription-based model, the customer subscribes to the information on a monthly basis pursuant to a subscription agreement, which may be for a multi-year arrangement. The agreement also provides that the information from the PASSUR system cannot be resold or used for unauthorized purposes,

         Currently, PASSUR flight track coverage is available for 25 of the top 40 airports in the United States including 9 of the top 10. In addition, 5 of the top 6 airlines utilize the information data and software information products derived from the Megadate PASSUR Network. There are over 50 PASSUR System installations worldwide.

         The Company has incorporated the strictest levels of security over both the information generated by the PASSUR Network and the resulting end users.

         TECHNICAL DESCRIPTION


         The PASSUR system, without emitting any active signals, receives aircraft identification and altitude information from aircraft transponder transmissions, which are interrogated by existing secondary surveillance radars. Received signals are processed in a standard workstation and displayed on a high-resolution color graphics data display to provide real-time identification and tracking of aircraft in flight. The display presentation for FlightPerform is similar to that provided to Air Traffic Controllers. The presentation of flight tracks can be in real time or can be switched to a mode that permits observance of historical data for selected time periods.


         AIRLINE CUSTOMERS


         The PASSUR application software, called FlightPerform, is an accurate source of critical information used to enhance situational awareness. Airlines use the information to drive a number of operating efficiencies that improve performance, increase customer satisfaction, and operating profits. These include:

         -- Accurate arrival and estimated time of arrival ("ETA") information available for airlines, particularly during irregular operations. The information is also expandable for terminal passenger data services such as Flight Information Display Systems ("FIDS") or other displays.

         -- The ETA information can be utilized to provide compliance with the aviation community's goal to provide timely and accurate flight information to customers.

         -- Accurate arrival data and ETA's for managing airport operations. With better arrival information airlines can more effectively manage connecting flights during push periods. This tool complements gate management and staff scheduling programs and thus, enhances productivity improvements for ground personnel and support functions.

         -- Accurate information for airlines to help manage diversions. A more accurate picture of the terminal airspace and current holding patterns enables airlines to make better decisions about whether to divert aircraft during irregular operations.

         -- Ability to replay flight events to support post operations analysis. The playback of flight tracks and events allows airlines to conduct a more thorough analysis of those events and thus, create opportunities to improve the efficiency and safety of operations.

         -- Enhance Safety and Security. Real time situational awareness and an immediate replay capability provide airlines and governmental agencies the ability to be fully informed and proactive in responding to emergency events.

         -- Enhance the collaborative decision making process at the airport by providing a web-based interactive decision making tool (IROPSNet) to allow the FAA, airlines, and the local Port Authority the ability to better communicate and make more effective decisions during irregular operations.


         AIRPORT CUSTOMERS

         The PASSUR system can be integrated to work with noise monitoring and measuring equipment in a configuration that will supply a correlation between aircraft location and noise levels generated by the aircraft. With this real-time information, an airport noise abatement officer can enforce the laws and regulations regarding noise levels emitted by an aircraft. When used as part of an airport noise monitoring system, airport managers and noise control officers can correlate noise events in the local community with specific airline flight tracks.

         PASSUR is used by many of the largest airports in the country and in different parts of the world. Currently, over 20 of the largest airports around the world utilize PASSUR as part of their daily operations. Trials are also underway at several additional airports.


         In fiscal 2000, the Company introduced an Airport Operations version of FlightPerform. This product provides airports a predictive anticipatory operations decision-making tool to effectively plan for arriving aircraft as well as a playback capability for post operational analysis and planning. During fiscal 2001, the Company began development of new data and software products, in direct response to customer requests and needs, including AirportMonitor (real time updates to educate the local community on flight behavior relating to noise issues) and RapidResponse (immediate situational awareness and replay capabilities to enhance safety and security). The Company anticipates that these products will become available for general release during fiscal 2002.


         (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Not applicable.

         (C) NARRATIVE DESCRIPTION OF BUSINESS.


         The Company is a supplier of information, data services, and software intended to satisfy the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. Its principal business is the delivery of data and software by subscription from the PASSUR Network of flight tracking systems.



         1. PRODUCTS.


         The Company has transitioned from being a leading supplier of passive surveillance systems (a capital equipment business) to a provider of subscription based data and information products supplied by its PASSUR Network. These products leverage the extensive passive surveillance data available through the PASSUR Network to provide application-specific efficiency tools to airlines, airports and related commercial businesses.

         (i) PASSUR Systems



         The PASSUR system, and the associated data and software products are a reliable and cost effective source of time critical and valuable information about the position and flight path of aircraft. PASSUR is the engine that drives all present and future data, information, and solution products. The Company, under an exclusive license for patented technology owned by a third party, has used its proprietary hardware, data, and software to develop an enhanced line of products. This license agreement, which extends for the life of various patent expirations through the year 2013, is important in protecting the unique nature of the Company's PASSUR product line. These PASSUR systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars.


         (ii) Custom Hardware and Software Activities

         The Company is not involved in specialized research and development projects sponsored and paid for by customers.

         2. SERVICES.


         (i) Information Services from the PASSUR Network

         Information Services include timely, accurate, user-friendly information important to the efficient operation of airlines and airports. The Information Services leverage the PASSUR Network, and are tailored to address specific customer requirements, many of which can only be satisfied by information generated from the PASSUR Network. The services provide airline and airport customers with specific and timely information needed to efficiently manage their airport, airside, and ground operations. The ETAs generated from the PASSUR system are an example of an information service currently being used throughout the customer network.

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

                  4.  DEPENDENCE ON CERTAIN CUSTOMERS.



         During the fiscal year ended October 31, 2001, three (3) customers (Continental Airlines, United Airlines, and Sabre Decisions Technologies) accounted for approximately 30% of revenues. Those three customers accounted for 15%, 8% and 7% of revenues respectively. During the fiscal year ended October 31, 2000, three (3) customers accounted for 62% of revenue. Those three customers accounted for 40%, 11%, and 11% of revenues. During the fiscal year ended October 31, 1999, three (3) customers accounted for 66% of revenue. Those three customers accounted for 40%, 13%, and 13% of revenues.


         5. BACKLOG FOR SUBSCRIPTION REVENUE AGREEMENTS.


         The Company's committed backlog for subscription and maintenance services at October 31, 2001 amounted to approximately $1,027,000. Of this amount, $547,000 is scheduled for delivery or performance before October 31, 2002 and the balance of $480,000 is scheduled for delivery or performance in subsequent years. The backlog at October 31, 2000 and 1999 amounted to approximately $627,000 and $418,000, respectively. Backlog consists of written purchase orders or contracts.

         6. COMPETITION.

         The Company is offering the PASSUR system for passive detection of aircraft in flight. These products are, to the best of its knowledge, relatively unique with little competition. Depending on the end use of the Company's products, the Company's primary competitors include Dimensions International, Sabre, Inc., BAE, Inc., and Lockheed Martin. The Company also sells to systems integrators, including BAE, Inc, and Lochard Pty, Ltd, some of which also sell products which are competitive with those offered by the Company. Most of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources.

         7. RESEARCH AND DEVELOPMENT.


         The Company's Research and Development ("R&D") effort is focused on enhancing the Company's products primarily for software and hardware enhancements to the PASSUR systems.

         During the fiscal year ended October 31, 2001, the Company incurred approximately $288,000 in expenditures for R&D, none of which was customer sponsored. In fiscal year ended October 31, 2000, approximately $149,000 was expended on R&D and in fiscal year 1999 approximately $121,000 was expended on R&D.

         8. ENVIRONMENTAL COSTS.


         The Company is not aware of any environmental issues, which would have a material adverse affect on future capital expenditures or current and future business operations.

         9. EMPLOYEES.


         As of October 31, 2001, the Company employed 20 full time employees including 5 officers.

         (D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS


         The following table sets forth the dollar amounts and the percentages attributable to the sale by the Company of its products during the past three fiscal years in and outside the United States:

Net
Revenues                 2001                   2000                   1999
--------                 ----                   ----                   ----


Domestic      $  908,987     96.6%    $1,048,527    59.7%    $1,054,711    95.8%
----------

Exports           31,650      3.4%       708,075    40.3%        45,930     4.2%
----------    ----------   ------     ----------   -----     ----------   ------

Total
Revenues:     $  940,637    100.0%    $1,756,602   100.0%    $1,100,641   100.0%
              ==========   ======     ==========  ======     ==========  ======


         ITEM 2. PROPERTIES.


         The Company's manufacturing and research facility is located in a one-story 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leased back 12,000 square feet at an annual rental cost of $72,000.

         The Company's executive offices are located in a three-story office building at 47 Arch Street, Greenwich, Connecticut. Effective October 1998, the Company began leasing space from Field Point Capital Management Company, a company 100% owned by the Company's Chief Executive Officer at $1,000 per month rent. The Company believes these rates are competitive and are at or below market rates.

         ITEM 3. LEGAL PROCEEDINGS.


         The Company is not aware of any pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.



         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         (A) MARKET INFORMATION.


         The Company's common shares are traded on the over-the-counter bulletin board.

         The following table sets forth the range of high and low bid and asked quotations of the Company's common shares for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau,
Inc.:

P e r i o d                               Bid Prices*            Asked Prices*
-----------                               -----------            -------------

                                        High        Low          High       Low
                                        ----        ---          ----       ---

FISCAL YEAR ENDED OCTOBER 31, 2001
         FIRST QUARTER                $ .9375     $ .625     $ 1.03125   $ .875
         SECOND QUARTER                 .625        .42        1.00        .45
         THIRD QUARTER                  .42         .39         .62        .50
         FOURTH QUARTER                 .66         .35         .90        .60

Fiscal Year Ended October 31, 2000
         First Quarter                $1.75       $ .25      $ 2.00      $ .5625
         Second Quarter                3.375       1.375       4.00       1.80
         Third Quarter                 1.50         .75        3.375       .9375
         Fourth Quarter                1.09375      .78125     1.96875    1.00

--------------------------------------------------------------------------------

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

         (B) HOLDERS.


         The number of equity security holders of record at January 18, 2002 was 302.

         (C) DIVIDENDS.


         The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

         ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated statements of operations data for the years ended October 31, 2001, 2000 and 1999, and the consolidated balance sheet data as of October 31, 2001 and 2000, have been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended October 31, 1998 and 1997, and the selected consolidated balance sheet data as of October 31, 1999, 1998 and 1997, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Selected Statement of Operations data:
                                                             YEARS ENDED OCTOBER 31,
------------------------------------------------------------------------------------------------------------

                                        2001           2000           1999          1998            1997
                                        ----           ----           ----          ----            ----

         Net
         Revenues                  $   940,637    $ 1,756,602    $ 1,100,641    $ 1,053,243    $ 1,478,592

         Net
         Loss                      $(1,629,490)   $  (582,824)   $  (322,812)   $  (880,749)   $   (54,500)

         Net Loss Per
         Common Share --
         Basic and diluted (1)     $      (.47)   $      (.22)   $      (.13)   $      (.35)   $      (.03)

         Dividend Declared                --             --             --             --             --
------------------------------------------------------------------------------------------------------------

Selected balance sheet data:

                                                                 OCTOBER 31,
------------------------------------------------------------------------------------------------------------

                                       2001            2000          1999           1998          1997
                                       ----            ----          ----           ----          ----


         Total Assets              $ 3,356,343    $ 2,348,082    $ 1,572,865    $ 1,794,990    $ 2,595,296

         Long-Term
         Debt (2)(3)(4)(5)(6)(7)   $ 3,090,000    $   152,985    $   337,945    $   625,548    $   721,036

         Total Shareholders'
            (Deficit) Equity       $  (988,824)   $   604,216    $   (14,854)   $   307,958    $ 1,193,625

     (1) Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.
     (2) The mortgage loan to Roslyn Savings Bank was paid in full upon the sale of the Company's mortgaged property on October 22, 1999.
     (3) Long-term debt for 1997 included a $100,000 note payable, which was due after October 31, 1998.
     (4) Long-term debt for 1998 included a $25,000 note payable, and a $37,894 installment note payable, which were due after October 31, 1999.
     (5) Long-term debt for 1999 included $325,000 of notes payable, and $12,945 of installment notes payable, which were due after October 31, 2000.




     (6) Long-term debt for 2000 included $150,000 of notes payable, and $2,985 of installment notes payable, which are due after October 31, 2001.
     (7) Long-term debt for 2001 consists of notes payable - Related party which are due after October 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUE

The Company has transtiioned from a seller of equipment (PASSUR systems) to a provider of subscription-based data and decision support information supplied from its PASSUR Network. This change by management in the business model contributed to the decline in revenues for the fiscal year ended October 31, 2001 ("fiscal 2001"). Revenues during fiscal 2001 decreased by approximately $816,000, or 46%, to $941,000 in fiscal 2001 from $1,757,000 in fiscal 2000.
This decrease was primarily due to the fact that the Company did not sell any PASSUR systems during fiscal 2001, as a result of Company's strategy to replace one-time system sales with recurring subscription-based revenues.


Management is concentrating its efforts on the sale of information from the Company owned PASSUR network rather than on system sales. Subscription-based revenues increased approximately $322,000, or 257%, for fiscal 2001, when compared to fiscal 2000. This increase partially offset the decrease in PASSUR System sales and upgrades revenues of approximately $1,079,000, or 98%, for fiscal 2001 as compared to fiscal 2000. The Company will sell PASSUR Systems only at a customer's specific request.


Revenue during fiscal 2000 increased by approximately $656,000, or 60%, to $1,757,000 in fiscal 2000 from $1,101,000 in fiscal 1999. This growth was primarily due to the increase in system sales as well as subscriptions and maintenance revenues of approximately $629,000, $113,000 and $33,000 respectively in fiscal 2000 and 1999.


         The Company shipped eight and installed ten Company-owned PASSUR systems during fiscal 2001, as part of the "PASSUR Network" and classified as such on the balance sheet included in this Annual Report on Form 10-K. The Company sells the information from the "PASSUR Network" to multiple users. With 24 Company owned PASSUR's located at various airports throughout the continental United States at the end of fiscal 2001, the Company believes the revenue stream from "PASSUR Network" in the form of subscriptions based revenue will continue to increase steadily.


Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenues of approximately $32,000 for fiscal 2001 as compared to approximately $77,000 in fiscal 2000.

COST OF SALES

Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription revenues primarily consist of direct labor, overhead costs and the amortization of certain equipment. Also included in costs of sales is the unabsorbed labor and overhead costs relating to the production of the PASSUR systems. Cost of sales in each reporting period is impacted by the number of PASSUR systems that are in production as unabsorbed production costs are expensed in costs of sales in each period.

During fiscal 2001, cost of sales decreased by approximately $398,000, or 46%, as compared to fiscal 2000 since the Company did not sell any PASSUR systems during the year. During fiscal 2000, the Company sold three PASSUR systems and recorded the costs related to such sales.

Cost of sales during fiscal 2000 of $860,000, increased by $621,000, as compared to fiscal 1999. Contributing to this increase in cost of sales were: the increased sale of PASSUR Systems; the write-off of $126,000 of inventory associated with all non-PASSUR product lines which the Company decided to discontinue as well as other obsolete inventory; increased costs associated with the expanding PASSUR Network operation including connection costs in the amount of $145,000; and depreciation charges associated with the Company owned PASSUR Network of $136,000.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses of $288,000 in fiscal 2001 increased approximately $139,000, or 94%, as compared to fiscal 2000. The Company continues to invest in research and development to develop additional applications for its PASSUR customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products. There were no customer sponsored research and development activities during fiscal 2001 and fiscal 2000. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE


Selling, general and administrative expenses of $1,644,000 in fiscal 2001 increased by approximately $425,000, or 35%, as compared to fiscal 2000. Increases occurred in salaries (additional sales and marketing personnel were hired), professional and consulting fees, travel, promotion and advertising expenses. The Company is continuing to increase its sales and marketing efforts in order to market new and existing products. The Company expects that its sales and marketing expenses in fiscal 2002 will continue to grow as part of the Company's effort to focus on the new business strategy. The Company is also increasing its presence at industry conventions throughout the United States and Europe.


OTHER INCOME (EXPENSE)

Interest income and interest expense to unrelated parties was not significant in fiscal 2001 and fiscal 2000.

Interest expense-related party increased by approximately $53,000, or 43%, in fiscal 2001, as compared to fiscal 2000. The increase is due to additional borrowings the Company incurred during fiscal 2001 of $2,140,000 from its significant shareholder.

Interest expense - related party increased by approximately $41,000 in fiscal 2000, as compared to fiscal 1999, due to increased borrowings during fiscal 2000. Interest expense decreased by $54,000 in fiscal 2000, as compared to fiscal 1999, due to the Company's repayment of the mortgage on the building as a result of the sale of the building.

INCOME TAXES

The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $8,300,000 in tax loss carryforwards to offset possible future income. The Company also has available $25,000 in general business tax credit carryforwards. These carryforwards expire in various tax years through 2021. The Company has provided a full valuation allowance on the net deferred tax asset, of approximately $3,300,000, which primarily consists of the net operating loss carry-forwards and available tax credits

NET LOSS

The Company incurred a net loss of $1,629,000, or $.47 per diluted share, during fiscal 2001, as compared to a net loss of $583,000, or $.22 per diluted share in fiscal 2000.

During fiscal 2001, total costs and expenses of $2,394,000 were higher than total revenues and resulted in a loss from operations of $1,454,000. Total costs and expenses increased by $166,000, or 7%, as compared to such costs in fiscal 2000. Increased costs associated with the placement, operation, development, and marketing of the Company owned PASSUR Network contributed to the additional loss.

During fiscal 2000, total costs and expenses of $2,228,000 were higher than total revenues and resulted in a loss from operations of $471,000. Total costs and expenses increased by $853,000 or 62% as compared to fiscal 1999. Despite the increase in revenues of almost 60% in fiscal 2000, increased costs associated with the placement, operation, development, and marketing of the Company owned PASSUR Network contributed to the additional loss.

QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2001 and 2000. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of any normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances have been reclassified to conform to the presentation of balances as stated in the Annual Report on Form 10-K.




                                                                         THREE MONTHS ENDED
                                    ----------------------------------------------------------------------------------------------
                                        OCT. 31,      JULY 31,  APRIL 30,  JANUARY 31,  OCT. 31, JULY 31, APRIL 30,  JANUARY 31,
                                          2001          2001      2001        2001        2000     2000      2000       2000
                                    ----------------------------------------------------------------------------------------------

 Total Net Revenues                    $221,285      $332,076   $208,038   $179,238    $374,361  $630,026  $284,456    $467,759

 Gross Profit (1)                       189,553       241,254     56,885     (9,479)       (422)  407,459   194,107     294,971

 Net (loss)/income                     (512,456)     (302,316)  (426,239)  (388,479)   (374,150)  (54,754) (169,073)    (15,153)

 Basic and diluted net (loss)/
   per share                           $  (0.15)     $  (0.09)  $  (0.12)  $  (0.11)   $  (0.14) $  (0.02) $  (0.07)   $  (0.01)
                                    ----------------------------------------------------------------------------------------------


(1) Gross profit in prior quarters reflect adjustments for actual rather than estimated burden rates and the effect of a positive book to physical inventory adjustment relating to prior quarters, for fiscal 2001.



Gross profit, as previously
   reported                             $192,354        $19,385      $ (49,179)
Adjustments                               48,900         37,500         39,700
                                        --------        -------      ---------
Gross Profit, as adjusted               $241,254        $56,885      $  (9,479)



IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2001, the Company's current liabilities exceeded current assets by $905,000; and at October 31, 2001, the Company's stockholders' deficit was $989,000. For fiscal 2001, the Company incurred a net loss of $1,629,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines as well as in new products which are currently being developed and deployed. It is also increasing the size of the Company owned PASSUR network, which management believes will lead to increased subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through the end of fiscal 2002. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

Net cash used by operating activities for fiscal 2001 was approximately $744,000. Cash flow provided by financing activities of approximately $2,131,000 is primarily from $2,140,000 in notes payable - from a related party. No principal payments on notes payable - related party were made during fiscal 2001.

Cash flow used in investing activities for fiscal 2001 was approximately $1,447,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs.

The Company was unprofitable for fiscal 2001. The Company anticipated increased revenues for fiscal 2001, which could have reduced the Company's current loss during fiscal 2001. However, the aviation market has been impacted by continued budgetary constraints due to both the downturn in the current economy and the recent terrorist events of September 11, 2001. Additionally, the aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel will be issued. Since substantially all of the Company's revenues are derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and data software products obtained from the PASSUR Network remains strong and the Company anticipates an increase in future revenue. However, the Company cannot predict if such revenues will materialize. If sales do not increase, additional losses may occur and could continue. The extent of such profits or losses will be dependent on sales volume achieved.

CERTAIN RELATED PARTY TRANSACTIONS

In fiscal 2001, G.S. Beckwith Gilbert, Chairman and Chief Executive Officer and significant shareholder of the Company, loaned the Company $2,140,000 under promissory notes bearing interest at 9% per annum and maturing at December 31, 2001. As of October 31, 2001, the total notes payable due to Mr. Gilbert totaled $3,090,000 and are secured by the Company's assets. On January 1, 2002, the Company and Mr. Gilbert extended the maturity date of notes due Mr. Gilbert to December 31, 2002.

On June 30, 2000, Mr. Gilbert converted certain promissory notes of the Company, which matured on that date into shares of common stock of the Company. The notes were originally issued by the Company between November 1998 and August 1999 in exchange for financing provided by Mr. Gilbert. Mr. Gilbert converted the full principal amount of the two notes and part of the principal amounts of nine other notes, together with interest accrued thereon (an aggregate amount of $583,144, including accrued interest) into 466,515 shares of common stock of the Company, at the conversion rate of $1.25 per share.

On October 31, 2000, Mr. Gilbert exercised a warrant for 500,000 shares of common stock of the Company (at its exercise price of $1.25 per share) in exchange for the cancellation of debt owed by the Company to Mr. Gilbert in the amount of $625,000, which debt matured on October 31, 2000. The Company originally issued the warrant to Mr. Gilbert in June 1997 as part of a financing agreement with Mr. Gilbert.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The basis for recognition and measurement model under Statement 121 for assets held for use and held for sale has been retained. Statement 144 removes goodwill from its scope, thus eliminating Statement 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of Statement 141/142 on business combinations and goodwill and other intangible assets. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is to be applied prospectively. The Company does not expect the adoption of this statement will have a material impact on the Company financial position, result of operations or liquidity.

RISK FACTORS; FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Conditions and Results of Operations and the information provided elsewhere in this Annual Report on Form 10-K (including, without limitation, "Liquidity and Capital Resources" above) contain forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR network, and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to the recent terrorist events. Other uncertainties, which could impact the Company, are uncertainties with respect to future changes in governmental regulation affecting the products and its use in flight dispatch information services and the impact on the Company's business and the dependence on the significant shareholder's continued support. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks. The Company believes the amount of risk relating to interest rates is not material to the Company's financial condition or results of operations. The Company has not and does not anticipate entering into derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


See Part IV, Item 14(a)(1) of this Annual Report on Form 10-K for Annual Financial Statements.

See Part II, Item 7 of this Annual Report on Form 10-K for selected Quarterly financial data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

None.

                         Report of Independent Auditors



Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Megadata Corporation and Subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Megadata Corporation and Subsidiaries at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------


Melville, New York
January 18, 2002



                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                     OCTOBER 31,
                                                               2001            2000
                                                            -----------    -----------
ASSETS
Current assets:
   Cash                                                     $     8,961    $    69,090
   Accounts receivable                                           78,973        175,188
   Inventories                                                  246,901        253,049
   Prepaid expenses and other current assets                     15,571         13,535
                                                            -----------    -----------
Total current assets                                            350,406        510,862

Property, plant and equipment, net                              176,879        196,949
PASSUR network, net                                           2,481,194      1,624,186
Software development costs                                      331,779           --
Other assets                                                     16,085         16,085
                                                            -----------    -----------
                                                            $ 3,356,343    $ 2,348,082
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                         $   486,082    $   242,565
   Accrued expenses and other current liabilities               455,917        313,427
   Accrued expenses--related parties                             74,456         85,174
   Notes payable--related party                                    --          800,000
   Deferred income                                              234,308        138,909
   Installment notes payable                                      4,404         10,806
                                                            -----------    -----------
Total current liabilities                                     1,255,167      1,590,881

Notes payable--related party, less current portion            3,090,000        150,000
Installment notes payable, less current portion                    --            2,985
                                                            -----------    -----------
                                                              4,345,167      1,743,866
Commitment and contingencies

Stockholders' (deficit) equity :
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,169,615 in 2001 and 2000           41,696         41,696
   Additional paid-in capital                                 3,695,582      3,659,132
   Accumulated deficit                                       (3,102,627)    (1,473,137)
                                                            -----------    -----------
                                                                634,651      2,227,691
Treasury Stock, at cost, 696,500 shares in 2001
    and 2000                                                 (1,623,475)    (1,623,475)
                                                            -----------    -----------
Total stockholders' (deficit) equity                           (988,824)       604,216
                                                            -----------    -----------
                                                            $ 3,356,343    $ 2,348,082
                                                            ===========    ===========

SEE ACCOMPANYING NOTES.



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                           YEARS ENDED OCTOBER 31,
                                                                   2001                2000             1999
                                                           ------------------- ---------------- ---------------
Revenues:
    Subscription                                               $  447,777         $   125,420        $  12,200
    Maintenance                                                   437,440             452,036          419,335
    Systems                                                        23,650           1,102,508          473,384
    Other                                                          31,770              76,638          195,722
                                                           ------------------- ---------------- ---------------
   Net revenues                                                   940,637           1,756,602        1,100,641
                                                           ------------------- ---------------- ---------------

Cost and expenses:
   Cost of sales                                                  462,424             860,487          239,145
   Research and development                                       287,938             148,540          120,536
   Selling, general and administrative expenses                 1,643,899           1,218,825        1,015,448
                                                           ------------------- ---------------- ---------------
                                                                2,394,261           2,227,852        1,375,129
                                                           ------------------- ---------------- ---------------

Loss from operations                                           (1,453,624)           (471,250)        (274,488)

Other income (expense):
   Interest income                                                  3,343               8,108            2,738
   Interest expense                                                (3,278)             (4,475)         (58,600)
   Interest expense--related party                               (173,651)           (121,050)         (80,037)
   Other income                                                         -               8,110           13,820
   Gain on sale of building                                             -                   -           77,036
                                                           ------------------- ---------------- ---------------
Loss before income taxes                                       (1,627,210)           (580,557)        (319,531)
Provision for income taxes                                          2,280               2,267            3,281
                                                           ------------------- ---------------- ---------------
Net loss                                                   $   (1,629,490)        $  (582,824)    $   (322,812)
                                                           =================== ================ ===============

Basic and diluted loss per common share                    $         (.47)        $      (.22)     $      (.13)
                                                           =================== ================ ===============
Weighted average shares used in the calculation of basic
   and diluted net loss per common share                        3,473,115           2,670,132        2,511,600
                                                           =================== ================ ===============



SEE ACCOMPANYING NOTES.



                      Megadata Corporation and Subsidiaries

            Consolidated Statements of Stockholders' (Deficit) Equity

                  Years Ended October 31, 2001, 2000, and 1999





                                          COMMON
                                       SHARES AFTER
                                         DEDUCTING                                                                       TOTAL
                                         TREASURY      COMMON     ADDITIONAL                                         STOCKHOLDERS'
                                           STOCK       SHARES       PAID-IN        ACCUMULATED     TREASURY STOCK      (DEFICIT)
                                                       AMOUNT       CAPITAL          DEFICIT                            EQUITY
                                       ------------ ------------ -------------- ---------------- ----------------- ----------------

Balance at October 31, 1998              2,511,600       $32,031  $2,460,653       $(567,501)      $(1,617,225)         $307,958
   Total comprehensive loss                      -             -           -        (322,812)                -          (322,812)
                                       ------------ ------------ -------------- ---------------- ----------------- ----------------
Balance at October 31, 1999              2,511,600        32,031   2,460,653        (890,313)       (1,617,225)          (14,854)
Exchange of note payable for
    common stock                           466,515         4,665     578,479             -                -              583,144

Purchase of treasury stock                  (5,000)            -          -              -              (6,250)           (6,250)

Exercise of common stock
    warrants                               500,000         5,000     620,000              -                -             625,000
    Total comprehensive loss                     -             -          -          (582,824)             -            (582,824)
                                       ------------ ------------ -------------- ---------------- ----------------- ----------------
Balance at October 31, 2000              3,473,115        41,696   3,659,132      (1,473,137)       (1,623,475)          604,216
Common stock options granted
    for services performed
                                                                      36,450                                              36,450
    TOTAL COMPREHENSIVE LOSS                     -             -          -       (1,629,490)              -          (1,629,490)
                                       ------------ ------------ -------------- ---------------- ----------------- ----------------
BALANCE AT OCTOBER 31, 2001              3,473,115      $ 41,696 $ 3,695,582     $(3,102,627)     $  (1,623,475)    $   (988,824)
                                       ============ ============ ============== ================ ================= ================



SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                 YEARS ENDED OCTOBER 31,
                                                                         2001                2000              1999
                                                                  -------------------- ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(1,629,490)         $  (582,824)         $  (322,812)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                278,153              179,653               74,416
     Gain on sale of building                                           -                    -              (77,036)
     Interest expense converted into common stock                       -               33,144                  -
     Common stock options granted for services performed
                                                                   36,450                    -                  -
     Changes in operating assets and liabilities:
       Accounts receivable                                         96,215              (89,951)             (49,896)
       Inventories                                                  6,148               89,890             (181,714)
       Prepaid expenses and other current assets                   (2,036)              48,467               (3,071)
       Other assets                                                     -                7,325                9,916
       Accounts payable                                           243,517              205,642              (99,093)
       Deferred income                                             95,399               32,240               16,151
          Accrued expenses and other current liabilities          131,772              152,759             (122,496)
                                                            -------------------- ------------------ ---------------
 Total adjustments                                                885,618              659,169             (432,823)
                                                            -------------------- ------------------ ---------------
Net cash (used in) provided by operating activities              (743,872)              76,345             (755,635)
                                                            -------------------- ------------------ ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                                 (1,080,886)          (1,178,354)            (584,214)
Capital expenditures                                              (34,205)             (62,433)             (33,464)
Software development costs                                       (331,779)                   -                  -
Proceeds from sale of building, net                                     -                    -            1,360,608
                                                            -------------------- ------------------ ---------------
Net cash (used in) provided by investing activities            (1,446,870)          (1,240,787)             742,930
                                                            -------------------- ------------------ ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                              -               (6,250)                 -
Proceeds from  notes payable--related party                     2,140,000              975,000              950,000
Payments of installment notes                                      (9,387)             (34,494)             (34,714)
Repayments of long-term debt                                            -                    -             (621,036)
                                                            -------------------- ------------------ ---------------
Net cash provided by financing activities                       2,130,613              934,256              294,250
                                                            -------------------- ------------------ ---------------

(Decrease) increase in cash                                       (60,129)            (230,186)             281,545
Cash--beginning of year                                            69,090              299,276               17,731
                                                            -------------------- ------------------ ---------------
Cash--end of year                                               $   8,961          $    69,090          $   299,276
                                                            ==================== ================== ===============

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of equipment financed
    with notes payable                                               -                       -          $    11,875
Exchange of notes payable - related party for common stock
                                                                     -             $   550,000
                                                                                                                -
Common stock warrants exercised by exchanging notes
   payable - related party                                           -             $   625,000                  -
Cash paid during the year for:
   Interest                                                   $   163,401         $     84,769         $    123,147
   Income taxes                                               $     2,280         $      2,090         $        438



 SEE ACCOMPANYING NOTES.
                                      F - 5

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2001

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS


Megadata Corporation, (the "Company") is a supplier of information, data services, and software intended to satisfy the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. Its principal business is the delivery of data and software by subscription from the PASSUR Network of flight tracking systems. The Company also sells PASSUR Systems only at specific customer requests. The Company operates in one operating segment, providing its customers flight tracking information.


BASIS OF PRESENTATION

At October 31, 2001, the Company's current liabilities exceeded current assets by $905,000 had a stockholder's deficit of $989,000, and the Company incurred a net loss of $1,629,000 for the year ended October 31, 2001.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines as well as in new products which are currently being developed and deployed. It is also increasing the size of the Company owned PASSUR network, which management believes will lead to increased subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through the end of fiscal 2002. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Megadata Corporation and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

                      Megadata Corporation and Subsidiaries

DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, ("SOP 97-2"), SOFTWARE REVENUE RECOGNITION, as amended. SOP 97-2 delineates the accounting for software products, maintenance and support services and consulting revenues. Under SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collection of the resulting receivable is reasonably assured. For arrangements involving multiple elements (e.g. maintenance, support and other services), the Company allocates revenue to each element of the arrangement based on vendor specific objective evidence of its fair value, or for products not being sold separately, the price established by management.

The Company recognizes revenue on the sale of products, if and when such products are sold, and systems when the products or systems are shipped. Installation charges, if any, are recognized on the date of installation. Services and maintenance revenues are recognized on a straight-line basis over the service contract period. Revenues from data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer's receipt of the data.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead, that is related to the purchase and production of inventories.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the estimated useful life of the improvements or the term of the lease, including renewal options expected to be exercised, whichever is shorter. Routine repair and maintenance are expensed when incurred.

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PASSUR NETWORK

The PASSUR network installations, which include the direct and indirect production and installation costs incurred for each of the Company owned PASSUR systems (the "PASSUR Network"), are recorded at cost, net of accumulated depreciation of $362,260 and $138,382 as of October 31, 2001 and 2000, respectively. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at 7 years. Units, which are not placed into service, are not depreciated until such time. During fiscal 2001, the Company capitalized $1,081,000 of costs related to the PASSUR Network.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products and significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales. Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product become available for general release. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2001 are recoverable through anticipated future sales of such applicable products. During fiscal 2001, the Company capitalized $332,000 related to software development projects, which are not available for general release as of October 31, 2001.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell.

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS (CONTINUED)

The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life.

COST OF SALES

The Company has not segregated its cost of sales between cost of tangible products and cost of services, as it is not practicable to segregate such costs. Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription revenues primarily consist of direct labor and the amortization of certain equipment. Also included in costs of sales is the unabsorbed labor and overhead costs relating to the production of the PASSUR systems. Cost of sales in each reporting period is impacted by the number of PASSUR systems that are in production as unabsorbed production costs are expensed in costs of sales in each period.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

NET LOSS PER COMMON SHARE INFORMATION

The Company reports basic and diluted net loss per common share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Conversion of the common equivalent shares relating to outstanding stock options and warrants is not assumed since the results would have been antidilutive.

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED INCOME

Deferred income includes advances received on maintenance agreements and/or subscription services prepaid either annually or quarterly as well as advanced payments received for license fees relating to Company software. Revenues from maintenance and subscription services are recognized in income as earned over the maintenance and/or subscription period. Revenues from license fees are recognized in income over the term of such license agreements, typically 5 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's cash, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair values of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at October 31, 2001.

STOCK-BASED COMPENSATION

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The basis for recognition and measurement model under 121 for assets held for use and held for sale has been retained. Statement 144 removes goodwill from its scope, thus eliminating Statement 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of Statement 141/142 on business combinations and goodwill and other intangible assets. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale.

                      Megadata Corporation and Subsidiaries

DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is to be applied prospectively. The Company does not expect the adoption of this statement will have a material impact on the Company financial position, result of operations or liquidity.

RECLASSIFICATION

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

2. INVENTORIES

Inventories are summarized as follows:

                                                       OCTOBER 31,
                                                  2001             2000
                                            ----------------- ----------------

Parts and raw materials                     $       71,873       $   67,046
Work-in-process                                     6,658             6,676
Finished goods                                    168,370           179,327
                                            ----------------- ----------------
                                            $    246,901         $  253,049
                                            ================= ================


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                   ESTIMATED
                                    USEFUL               OCTOBER 31,
                                     LIVES          2001            2000
                                  -------------- -------------- ---------------

Leasehold improvements              3-5 years    $   103,760    $      98,410
Factory equipment                  5-10 years      2,269,576        2,326,191
Furniture and  fixtures            5-10 years        396,590          311,120
                                                 -------------- ---------------
                                                   2,769,926        2,735,721
Less accumulated
  depreciation and amortization
                                                   2,593,047        2,538,772
                                                 -------------- ---------------
                                                 $   176,879    $      196,949
                                                 ============== ===============

                      Megadata Corporation and Subsidiaries

3. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $54,275, $43,959, and $71,727 for the years ended October 31, 2001, 2000, and 1999 respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                           OCTOBER 31,
                                                      2001             2000
                                                ----------------- --------------
Accrued payroll, payroll taxes and benefits     $     151,338     $     106,621
Accrued professional fees                             101,817            99,000
Accrued license fees                                   75,000            70,628
Other accrued liabilities                             127,762            37,178
                                                ----------------- --------------
                                                $    455,917       $    313,427
                                                ================= ==============

5. NOTES PAYABLE--RELATED PARTY

On June 30, 2000, G.S. Beckwith Gilbert, Chairman and Chief Executive Officer of the Company converted certain promissory notes of the Company that matured on that date into shares of common stock of the Company. The Company between November 1998 and August 1999 in exchange for financing originally issued the notes to Mr. Gilbert. Mr. Gilbert converted the full principal amount of the two notes and part of the principal amounts of nine other notes, together with interest accrued thereon (an aggregate amount of $583,000, including accrued interest) into 466,515 shares of common stock of the Company, at the conversion rate of $1.25 per share.

On October 31, 2000, Mr. Gilbert exercised a warrant for 500,000 shares of common stock of the Company (at the exercise price of $1.25 per share) in exchange for cancellation of debt owed by the Company to Mr. Gilbert in the amount of $625,000, which debt matured on October 31, 2000. The Company originally issued the warrant to Mr. Gilbert in June 1997 as part of a financing agreement with Mr. Gilbert.

During fiscal 2001, Mr. Gilbert loaned the Company $2,140,000 in the aggregate under certain promissory notes bearing interest at 9% per annum and maturing on December 31, 2001. As of October 31, 2001, the notes payable due to Mr. Gilbert totaled $3,090,000 and are secured by the Company's assets. On January 1, 2002, the Company and Mr. Gilbert extended the maturity date of such notes due Mr. Gilbert from December 31, 2001 to December 31, 2002. Accordingly, the notes payable are classified as a non-current liability in the accompanying balance sheet.

                      Megadata Corporation and Subsidiaries

6. INSTALLMENT NOTES PAYABLE

Installment notes payable represent notes due on financing of equipment purchases bearing interest at 13.6% per annum, with the final payments due October 2002.

7. LEASES

The Company's manufacturing and research and development facility is located in Bohemia, New York, under a lease that expires in October 2002. Minimum rent under this agreement approximates $72,000 per year. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount and has a renewal option for an additional three years

8. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2001, the Company has available a federal net operating loss carry-forward of approximately $8,300,000 for income tax purposes which will expire in various tax years from 2004 through 2021. The Company has approximately $25,000 of general business tax credit carry-forwards available which expire in various years through 2008. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $3,300,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

9. STOCK OPTIONS

The Company's stock option plans provide for the granting of stock options for up to 790,000 shares of the Company's common stock. The option price per share is the fair market value at date of grant, except on the issuance of non-qualified options in which the option price is not less than 85% of the fair market value of the common stock. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the common stock at the date of grant.

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

                      Megadata Corporation and Subsidiaries

9. STOCK OPTIONS (CONTINUED)

Companies are also permitted to continue to account for such transactions under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") but are required to disclose in a note to the consolidated financial statements pro forma net loss and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock based compensation arrangements.

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

In accordance with SFAS No. 123, pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant, using a Black Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.5% for fiscal 2001 and 6.0% for fiscal 2000 and 5.0% for fiscal 1999, no dividend yields on the common stock, volatility factors of the expected market price of the Company's common stock of 1.198 in fiscal 2001, 1.252 in fiscal 2000 and 1.217 in fiscal 1999, and a 8 year weighted average expected life of the options.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate, and because the Company's employee stock options have characteristics significantly different from those of traded options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                    YEARS ENDED OCTOBER 31,
                                                 2001        2000        1999
                                             ------------ ---------- ----------

Pro forma net loss                           $(1,666,000) $(616,000) $(324,000)
                                             ============ ========== ==========
Pro forma net loss per common share--basic
   and diluted                                    $(.48)     $(.21)     $(.13)
                                             ============ ========== ==========

                      Megadata Corporation and Subsidiaries

9. STOCK OPTIONS (CONTINUED)

Information with respect to options during the years ended October 31, 2001, 2000, and 1999 are as follows:

                                               2001                         2000                         1999
                                   -------------------------------------------------------------------------------------
                                                    WEIGHTED                      WEIGHTED                   WEIGHTED
                                                     AVERAGE                      AVERAGE                     AVERAGE
                                                    EXERCISE                      EXERCISE                   EXERCISE
                                                      PRICE         OPTIONS        PRICE        OPTIONS        PRICE
                                      OPTIONS
                                   -------------- -------------- -------------- ------------- ------------ --------------

Options outstanding--beginning of
   year                                617,500         $  .85      220,000        $   .20        52,500         $.38
Incentive options granted              210,000           .51       472,500           1.11       167,500          .15
Options canceled and expired          (107,500)        (1.24)      (75,000)          (.63)            -            -
                                   -------------- -------------- -------------- ------------- ------------ --------------
Options outstanding--
   end of year                         720,000          $   .69    617,500          $ .85       220,000         $.20
                                   ============== ============== ============== ============= ============ ==============
Options exercisable at
   end of year                         190,075          $  .73      52,500          $ .38        52,500         $.38
                                   ============== ============== ============== ============= ============ ==============
Weighted average fair value per
   share of options granted
   during the year                     $ .48                         $1.07                        $.14
                                   ==============                ==============               ============

         The following table summarizes information about stock options outstanding at October 31, 2001:

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ------------- ------------------ ------------------ --------------- ----------------
                                   Weighted-Average
                                       Remaining                                         Weighted-Average
                                    Contractual LIFE  Weighted-Average                   Exercise PRICE
     Range of                                          EXERCISE PRICE
  EXERCISE PRICES       SHARES                                              SHARES
  ---------------       ------                                              ------
       $.15               167,500      7.7 years            $.15             50,250           $.15
       $.38                40,000      6.2 years              .38            40,000            .38
     $.41-$45             140,000      9.6 years              .42                 -             -
     $.63-$.84            315,000      8.9 years              .79            80,850            .82
    $1.63-$2.75            57,500      8.4 years             2.60            18,975           2.60
                     -------------                                       ---------------
                          720,000                                          190,075
                     =============                                       ===============





As of October 31, 2001, there were 790,000 shares of common stock reserved for future issuance under the Company's stock option plan.

                      Megadata Corporation and Subsidiaries

9. STOCK OPTIONS (CONTINUED)

During fiscal 2001 and 2000, the Company granted 40,000 and 85,000 common stock options to certain consultants in exchange for services. These grants resulted in a charge of approximately $36,000 to general and administrative expenses for the fiscal year ended October 31, 2001, based on the fair market value of such options on the date of grant.

10. MAJOR CUSTOMERS

The Company sells its products and data subscription services primarily to airlines and their affiliates and airports. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses have historically been immaterial.

During the year ended October 31, 2001, three customers accounted for approximately 15%, 8%, and 7% of revenues. During the year ended October 31, 2000, three customers accounted for approximately 40%, 11%, and 11% of revenues. During the year ended October 31, 1999, three customers accounted for 40%, 13%, and 13% of revenues. The Company had export sales of approximately $32,000, $708,000 and $46,000 in fiscal 2001, 2000, and 1999, respectively. Such sales are denominated in U.S. dollars.

11. RELATED PARTY TRANSACTIONS

Effective October 1998, the Company began leasing space from Field Point Capital Management Company at $1,000 per month rent. For the years ended October 31, 2001 and 2000, the Company reimbursed Field Point Capital Management Company, a company 100% owned by the Company's Chief Executive Officer, for services rendered, including rent and medical benefits, approximately $34,000 and $52,000, respectively.

12. ROYALTY AGREEMENT

The Company is a party to a license agreement, as amended in fiscal 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR systems for use with airline dispatch arrangements and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR systems and/or data subscriptions for noise applications. The Company pays a royalty based on the number of PASSUR systems sold and/or installed and generating subscription revenues subject to a minimum annual royalty of $75,000. This license agreement is in effect until the date of expiration of the last PASSUR patent to expire, which occurs in 2013.

During October 1999, the license agreement was amended primarily with respect to when additional royalties would be payable by the Company for new installations of Company owned systems assuming the minimum annual royalty payment requirement had been earned. Under the Agreement, these additional royalties are payable based only upon a percentage of the revenue received from each Company owned installation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                   (a) Identification of Directors.

                                                  Director Position and Offices
Name                         Age      Since       With Company
----------------------       ---      ----        -----------------------------

G.S. Beckwith Gilbert        59       1997        Chairman of the Board, Chief
                                                  Executive Officer, and
                                                  a Director

Richard R. Schilling, Jr.    76       1974        Director

Yitzhak N. Bachana           68       1976        Director

John R. Keller               61       1997        Executive Vice President, and
                                                  a Director

Bruce N. Whitman             68       1997        Director

Paul L. Graziani             44       1997        Director


James T. Barry               40       2000        Chief Operating Officer, Chief
                                                   Financial Officer, Executive
                                                   Vice President, Secretary and
                                                   a Director *





Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

Pursuant to an agreement between Data Probe, Inc. and the Company, dated May 7, 1976, the President of Data Probe, Inc., Yitzhak N. Bachana, is to be nominated as a management nominee for director.

*Effective January 26, 2001, the Company named James T. Barry as Chief Operating Officer. Effective April 12, 2001, the Company named James T. Barry as Chief Financial Officer. Effective January 22, 2002, the Company named James T. Barry as Secretary. Mr. Barry continues as Executive Vice President and Director.

         (b) Identification of Executive Officers.


                                                  Officer Position and Offices
Name                         Age      Since       With Company
----                         ---      -----       ----------------------------


G. S. Beckwith Gilbert       59       1998        Chairman of the Board, Chief
                                                     Executive Officer, and a
                                                     Director

John R. Keller               61       1970        Executive Vice President and a
                                                      Director

Dr. James A. Cole            61       1988        Senior Vice President of
                                                      Research & Development

James T. Barry               40       1998        Chief Operating Officer, Chief
                                                      Financial Officer,
                                                      Executive Vice President,
                                                      Secretary and a Director *

Louis J. Petrucelly          27       2001        Chief Accounting Officer,
                                                      Treasurer, Controller and
                                                      Assistant Secretary **

Herbert E. Shaver            47       1993        Vice President of
                                                       Administration ***


Each officer is elected to serve at the discretion of the Board of Directors.

*Effective January 26, 2001, the Company named James T. Barry as Chief Operating Officer. Effective April 12, 2001, the Company named James T. Barry as Chief Financial Officer. Effective January 22, 2002, the Company named James T. Barry as Secretary. Mr. Barry continues as Executive Vice President and Director.

** Effective April 12, 2001, the Company named Louis J. Petrucelly as Controller. Effective January 22, 2002, the Company named Louis J. Petrucelly as Chief Accounting Officer, Treasurer and Assistant Secretary.

*** Effective April 12, 2001, the Company named Herbert E. Shaver as Vice President of Administration.


         (c) Identification of Certain Significant Employees.


         None.

         (d) Family Relationship.


         None.

         (e) Business Experience.


         The following sets forth the business experience during the past five years of each director and executive officer;


G.S. Beckwith Gilbert        Mr.  Gilbert  was  elected  Chairman of the Board in 1997 and was  elected  to  the  additional  post  of  Chief  Executive
                             Officer in October of 1998.  In  addition,  Mr.  Gilbert  has been  President  and Chief  Executive  Officer of Field Point
                             Capital Management  Company,  a merchant-banking  firm, since
                             1988.  He is a partner  of Wolsey & Co.,  a  merchant-banking firm.  Mr.  Gilbert  is also a  Director  of DIANON  Systems,
                             Inc., as well as a Director of Davidson Hubeny Brands.


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

Bruce N. Whitman             Mr.   Whitman  has  been   Executive  Vice  President  and  a
                             Director of  FlightSafety  International  since  1962.  He is
                             also   a   Director   of    FlightSafety    Boeing   Training
                             International  L.L.C.,  Aviall,  Inc and The  Medal  of Honor
                             Foundation.   Mr.  Whitman  is  a  member  of  the  Board  of
                             Governors of the Civil Air Patrol.

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





James T. Barry               Mr. Barry was named Chief Operating  Officer of the Company on January 26, 2001.  Mr.  Barry was named Chief  Financial
                             Officer on April 12, 2001.  Mr.  Barry was named  Secretary on January 22,  2002.  Mr.  Barry  continues  as  Executive
                             Vice  President.  Mr. Barry has been a Vice President since
                             1998 and was named  Executive Vice President in 2000. He is also  a  Senior  Vice  President  of  Field  Point  Capital
                             Management  Company and a Director of DIANON Systems,  Inc.
                             From 1989 to 1998, he was with DIANON  Systems,  Inc., most recently as Vice President of Marketing.


Louis J. Petrucelly          Mr.  Petrucelly was named Controller on April 12, 2001. Mr.
                             Petrucelly was named Chief  Accounting  Officer,  Treasurer
                             and   Assistant   Secretary  on  January  22,   2002.   Mr.
                             Petrucelly  joined  the  Company  from  ERNST & YOUNG  LLP, where he was from 1998 to 2001.

Herbert E. Shaver            Mr.  Shaver  was a  consultant  to the  Company  serving as
                             Controller  from  September  1993 until  September  1998 at which  time he became an  employee.  Mr.  Shaver  was named
                             Vice President of  Administration  on April 12, 2001.  From
                             1973  until  1998,  Mr.  Shaver  was a Vice  President  and
                             Controller of Datatab, Inc.


         (f) Involvement in Certain Legal Proceedings.


         The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION.


         The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         (a) Transactions with management and others.


         In fiscal 2001, Mr. Gilbert loaned the Company $2,140,000 in the aggregate under promissory notes bearing interest at 9% per annum and with original maturity dates of December 31, 2001. Subsequent to December 31, 2001, all promissory notes maturity dates were extended to December 31, 2002, subject to the aforementioned interest rates. As of October 31, 2001, the total notes payable due to Mr. Gilbert totaled $3,090,000 and are secured by the Company's assets. Maturities of these notes payable for the fiscal years ended October 31 are as follows: 2002- None, and 2003- $3,090,000.

         (b) Certain business relationships.


         None.

         (c) Indebtedness of management.


         None.

         (d) Transactions with promoters.

         Not applicable.

                                     PART IV


         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



(a)      List of documents filed as a part
           of this Annual Report on Form 10-K:                    Page


(1)      Index to consolidated financial statements
           included in Part II of this report:

              Report of Independent Auditors                          F-1

              Consolidated balance sheets as of
              October 31, 2001 and 2000                               F-2

              Consolidated statements of
              operations for the years ended
              October 31, 2001, 2000 and 1999                         F-3

              Consolidated statements of
              stockholders' (deficit) equity
              for the years ended
              October 31, 2001, 2000, and 1999                        F-4

              Consolidated statements of cash
              flows for the years  ended
              October 31, 2001, 2000 and 1999                         F-5

              Notes to consolidated financial
              Statements                                              F-6

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (b) Reports on Form 8-K


                  The Company did not file any reports on Form 8-K during the year ended October 31, 2001.

                  (c) Index to Exhibits

                  The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 14(a) (3) and (c).

EXHIBITS

3.1 The Company's composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

3.2 The Company's By-laws, dated as of May 16, 1988, are incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.1 1988 Bonus Pool Plan, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.2 The Company's 1988 Stock Option Plan, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.3 The Company's 1999 Stock Incentive Plan is incorporated by reference from our Schedule 14A dated
          June 23, 1999.

10.4      Severance Agreement with Yitzhak N. Bachana effective
          October 2, 1998 (incorporated by reference from a Form 8-K, dated October 6, 1998).

10.5 Letter of Agreement for employment services, dated December 28, 1999, between the Company and Ken J. McNamara is incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

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


MEGADATA CORPORATION

DATED:  JANUARY 28, 2002.             By:  /s/ G. S. Beckwith Gilbert
                                           --------------------------
                                           G. S. Beckwith Gilbert, Chairman
                                              and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


DATED:  JANUARY 29, 2002.                  /s/ G. S. Beckwith Gilbert
                                           ----------------------------
                                           G. S. Beckwith Gilbert,
                                           Chairman and Chief Executive Officer


DATED:  JANUARY 29, 2002.                  /s/ James T. Barry
                                           ------------------
                                           James T. Barry
                                           Chief Operating Officer, Chief
                                           Financial Officer, Executive Vice
                                           President, Secretary and Director


DATED:  JANUARY 29, 2002.                  /s/ Louis J. Petrucelly
                                           -----------------------
                                           Louis J. Petrucelly
                                           Chief Accounting Officer, Controller,
                                           Treasurer and Assistant Secretary


DATED:  JANUARY 29, 2002.                  /s/ John R. Keller
                                           ------------------
                                           John R. Keller,
                                           Executive Vice President and
                                           Director

DATED:  JANUARY 29, 2002.                  /s/ Yitzhak N. Bachana
                                           ----------------------
                                           Yitzhak N. Bachana, Director


DATED:  JANUARY 29, 2002.                  /s/ Bruce A. Whitman
                                           ---------------------
                                           Bruce A. Whitman, Director


DATED:  JANUARY 29, 2002.                  /s/ Paul L. Graziani
                                           --------------------
                                           Paul L. Graziani, Director



DATED:  JANUARY 29, 2002.                  /s/ Richard R. Schilling, Jr.
                                           -----------------------------
                                           Richard R. Schilling, Jr., Director