Form 10-K/A
period 2001-10-31
MEGADATA CORP
filed 2002-02-28
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                TABLE OF CONTENTS


                                    PART III

                                      PAGE

Item 10.  Directors and Executive Officers of Registrant......................3

Item 11.  Executive Compensation..............................................3

Item 12.  Security Ownership of Certain Beneficial Owners and Management......8

Signatures...................................................................10

           Items 10, 11 and 12 to the Annual Report on Form 10-K of Megadata Corporation (the "Company") for the fiscal year ended October 31, 2001, as filed with the Securities and Exchange Commission on January 29, 2002, are hereby amended as follows: (i) Item 10 is amended to included the information under the heading "Section 16(a) Beneficial Ownership Reporting and Compliance" and (ii) Items 11 and 12 are amended and restated in their entirety.


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equities of the Company. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Sections 16(a) forms they file.

           To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended October 31, 2001, all Section 16(a) reporting requirements applicable to its officers, directors and greater than ten percent beneficial shareholders were complied with. All information required to be disclosed on such Form 3's or Form 4's has been disclosed on Form 5's that were timely filed by such individuals.

ITEM 11. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

           The following table sets forth information with respect to the following named executive officers: the person who served as Chief Executive Officer ("CEO") during 2001, and the three executive officers other than the CEO serving at October 31, 2001 whose total salary exceeded $100,000. The Company did not award or pay out any long-term compensation during the 1999, 2000, or 2001 fiscal years.



                                                                     ANNUAL COMPENSATION

                                                                                               OTHER ANNUAL             ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR(*)     SALARY        BONUS     COMPENSATION           COMPENSATION

G.S. Beckwith Gilbert -
   Chairman and CEO                  2001      $ 139,720         -         -                      -
                                     2000      $ 140,000         -         -                 $ 35,538(1)
                                     1999      $ 140,476         -         -                         -
John R. Keller -
   Executive Vice Pres.              2001      $ 134,790         -         -                      -
                                     2000      $ 126,154         -         -                      -
                                     1999      $ 120,000         -         -                      -
Dr. James Cole -
   Sr. Vice Pres. - Research         2001      $ 169,720         -         -                      -
     and Development                 2000      $ 136,538         -         -                      -
                                     1999      $ 120,000         -         -                      -

James T. Barry -                     2001      $ 135,520         -         -                      -
   Chief Operating Officer and       2000      $ 128,645         -         -                      -
    Chief Financial Officer          1999      $  92,923         -         -                $ 20,133 (2)



------------------------------------------------------------------------------------------------------------------------------------
(1)  Represents earned but unpaid salary through October 31, 1999 that was paid during 2000.

(2) Represents an amount paid by the Company to Field Point Capital Management, a company 100% owned by the Company's Chairman, for services rendered by Mr. Barry to the Company prior to his employment with the Company.

(*) Information is provided for the Company's fiscal year, which ends on October 31.


                               STOCK OPTION GRANTS

           The following table shows, as to the named executive officers of the Company, information about option grants in fiscal year 2001. The Company, in fiscal year 2001, did not grant any Stock Appreciation Rights to officers.

                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF STOCK
                                                                                                       PRICE APPRECIATION
                                     INDIVIDUAL GRANTS                                                  FOR OPTION TERM
---------------------------- ----------------------------------- -------------- ----------------- --------------------------

                                 NUMBER OF        % OF TOTAL
                                SECURITIES        OPTION/SARS
                                UNDERLYING        GRANTED TO      EXERCISE OR
                               OPTIONS/SARS      EMPLOYEES IN     BASE PRICE       EXPIRATION
NAME                            GRANTED (#)       FISCAL YEAR       ($/SH)            DATE           5% ($)        10% ($)
----                            -----------       -----------       ------            ----           ------        -------
James T. Barry                      30,000           14.29 %        $ .781          1-11-11         $14,700     $  37,200
Louis J. Petrucelly                 45,000           21.43 %       $  .45           4-16-11         $12,600     $  32,400


---------------------------- ------------------ ---------------- -------------- ----------------- ------------- ------------





 AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

           The following table shows the aggregate option exercises in the last fiscal year and fiscal year-end option values for the named executive officers.


                                                                 NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT FY - END   IN-THE-MONEY OPTIONS AT FY -END
                                                                             2001 (#)                          2001 (2)
 ---------------------------- ---------------------------------- --------------------------------- ---------------------------------

                                                VALUE REALIZED
                                                 (MARKET PRICE
                              SHARES ACQUIRED     AT EXERCISE
                              ON EXERCISE (#)    LESS EXERCISE
 NAME                               (1)           PRICE) ($)      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE

 James T. Barry                       -                -               50,833        131,667         $   3,250       $   6,500
 John R. Keller                       -                -               34,167         28,333         $     625       $   1,250
 Dr. James A. Cole                    -                -               35,000         30,000         $     750       $   1,500
 Herbert E. Shaver                    -                -               15,000         30,000         $     750       $   1,500
 Louis J. Petrucelly                  -                -                --            45,000               --        $     --
 ---------------------------- ----------------- ---------------- --------------- ----------------- --------------- -----------------


------------------------------------------------------------------------------------------------------------------------------------
(1)        There were no option exercises during fiscal year 2001.
(2)        Based on Fiscal year end price of $0.34375 / share



COMPENSATION COMMITTEE REPORT

           The Compensation Committee of the Board of Directors of Megadata Corporation (the "Committee") sets forth its report on executive compensation below. The Committee report documents the components of the Company's executive compensation programs and describes the basis on which fiscal 2001 compensation determinations were made by the Committee with respect to the executive officers of the Company, including the executive officers that are named in the compensation tables above.

COMPENSATION PROGRAM COMPONENTS

           The Committee is responsible for setting and monitoring the effectiveness of the compensation provided to the Company's executive officers. In its decision-making, the Committee is guided by a compensation philosophy designed to reward employees for the achievement of business goals and the maximization of shareholder returns. Specific levels of pay and incentive opportunity are determined by the competitive market for executive talent, and, where appropriate, the need to invest in the future growth of the business. The compensation program, which provides incentives for executive officers to achieve the short-term and long-term goals of the Company, comprises two components: base salary and stock option awards.

           BASE SALARY - Base pay levels are largely determined through comparisons with companies of similar size. Actual salaries are based on individual performance contributions within a tiered salary range for each position that is established through job evaluation and competitive comparisons.

           STOCK OPTION PROGRAM - The Committee strongly believes that by providing executives an opportunity to own shares of the Company's stock, the best interests of shareholders and executives will be closely aligned. Therefore, all executives are eligible to receive stock options from time to time, giving them the right to purchase shares of Common Stock of the Company at a specific price in the future. The number of stock options granted to any one executive officer is determined at the discretion of the Committee based on the accomplishments of such executives, their length of service with the Company, the number of prior awards received by such officer, the relative value as well as the exercise price of such awards, and competitive practices.

DISCUSSION OF 2001 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

           The Committee meets with the CEO to evaluate his performance. For fiscal 2001, Mr. Gilbert's incentive compensation was based on the Committee's evaluation regarding his overall performance based on both quantitative and qualitative objectives, as set by the Board at the start of the fiscal year. Although many of the objectives were achieved, no incentive compensation was awarded Mr. Gilbert in fiscal 2001 because the Company did not earn a profit.


           The Compensation Committee of the Board of Directors has provided this report:

                         Respectfully submitted,

                         Paul L. Graziani, Compensation Committee Chair Richard R. Schilling, Compensation Committee Member Bruce N. Whitman, Compensation Committee Member

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The members of the Compensation Committee are not officers or employees of the Company and receive no compensation other than in their capacity as Directors. They have no other relationship with the Company other than as directors and shareholders.

EMPLOYMENT AND SEVERANCE AGREEMENTS

           All of the officers of the Company are employed on an at-will basis.

PERFORMANCE GRAPH

           The following graph compares the Company's cumulative total stockholder return for the five year period ended October 31, 2001, with the cumulative total return on the NASDAQ index and a peer group index for the same period. The returns are indexed to a value of an investment of $100 at October 31, 1996 in each of the categories and assumes that all dividends were reinvested. There can be no assurance that the Company's future stock performance will correlate with past stock performances.






                                 [Graph Omitted)




Cumulative Total Return Of Megadata Corporation, Nasdaq Market Index And Peer Group (presented on a quarterly basis)

           DATE             MEGADATA            NASDAQ            PEER GROUP
         10/31/96            100.00             100.00              100.00
         01/31/97             58.33             105.69              115.25
         04/30/97             75.00             103.21              110.30
         07/31/97             41.67             130.48              138.40
         10/31/97             66.67             130.46              137.33
         01/31/98             50.00             132.57              148.49
         04/30/98             83.33             152.96              132.60
         07/31/98             83.33             153.28              102.71
         10/31/98             50.00             145.02              109.39
         01/31/99             45.83             205.19               89.00
         04/30/99             20.83             208.17               85.58
         07/31/99             20.83             216.00               82.14
         10/31/99             33.33             242.85               63.95
         01/31/00            250.00             322.58               58.12
         04/30/00            183.33             316.06               71.44
         07/31/00            108.33             308.39               72.18
         10/31/00            104.17             275.86               88.10
         01/31/01             83.33             226.99               85.26
         04/30/01             56.00             173.25               96.04
         07/31/01             53.33             165.95              103.99
         10/31/01             46.67             138.37              122.12

--------------------------------------------------------------------------------

           The peer group of Megadata Corporation consists of the following corporations: Griffin Corporation (GFF), Lockheed Martin Corporation (LMT), and Northrop Grumman Corporation (NOC). Peer group companies were selected without respect to size when compared to the Company (they are all significantly larger than the Company), because the peer group company's product lines include products or services that are similar to the products or services offered by the Company.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


           The following table sets forth the number of the shares of the Company's common stock, $0.01 par value, beneficially owned by all of the directors and executive officers of the Company and by the directors and officers of the Company as a group as of February 25, 2002. Unless otherwise indicated below, each person indicated in the table has sole voting and investment power with respect to all shares included therein.

                                                AMOUNT AND NATURE OF  PERCENT OF
  NAME OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP   CLASS (1)
  ------------------------                      --------------------   ---------

 G.S. Beckwith Gilbert                             1,812,515 (2)         52.19
 Yitzhak N. Bachana                                   20,000 (3)          0.57
 John R. Keller                                      142,834 (4)          4.06
 Richard R. Schilling, Jr.                            13,000 (5)          0.37
 James A. Cole                                        64,400 (6)          1.83
 Bruce N. Whitman                                    148,000 (7)          4.25
 Paul L. Graziani                                     17,000 (8)          0.49
 James T. Barry                                       95,001 (9)          2.66
 Louis J. Petrucelly                                  15,000 (10)         0.43
 Herbert E. Shaver                                    30,000 (11)         0.86

 Officers and Directors as a Group (10 persons)    2,357,750             62.97
 ---------------------------------------------- -------------------- -----------

(1) For the purposes of this table, "percent of class" held by each person has been calculated based on a total class equal to the sum of (i) 3,473,115 shares of common stock issued and outstanding on February 25, 2002 plus
     (ii) for such person the number of shares of common stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after February 25, 2002, held by that person.

(2) Mr. Gilbert has shared voting and investment power with respect to 70,000 shares included in the table above.

(3) Mr. Bachana is President, Chairman of the Board, and majority shareholder of Data Probe, Inc., which owns 329,400 common shares of the Company, which are excluded from the foregoing table. Includes 10,000 options that are exercisable out of an aggregate 15,000 granted Mr. Bachana, the balance of which are not immediately exercisable. See "Security Ownership of Certain Beneficial Owners" for more detailed information about Data Probe Inc.'s security ownership.

(4) Includes 45,834 options that are exercisable out of an aggregate 70,000 granted Mr. Keller, the balance of which are not immediately exercisable.

(5) Includes 10,000 options that are exercisable out of an aggregate 15,000 granted Mr. Schilling, the balance of which are not immediately exercisable.

(6) Includes 45,000 options that are exercisable out of an aggregate 70,000 granted Dr. Cole, the balance of which are not immediately exercisable.

(7) Includes 10,000 options that are exercisable out of an aggregate 15,000 granted Mr. Whitman, the balance of which are not immediately exercisable.

(8) Includes 10,000 options that are exercisable out of an aggregate 15,000 granted Mr. Graziani, the balance of which are not immediately exercisable.

(9) Includes 95,001 options that are exercisable out of an aggregate 182,500 granted Mr. Barry, the balance of which are not immediately exercisable.

(10) Includes 15,000 options that are exercisable out of an aggregate 45,000 granted Mr. Petrucelly, the balance of which are not immediately exercisable.

(11) Includes 30,000 options that are exercisable out of an aggregate 45,000 granted Mr. Shaver, the balance of which are not immediately exercisable.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

           The following table sets forth information with respect to the only persons who, to the best knowledge of the Company as derived from such person's filings with the Securities and Exchange Commission, beneficially owned more than 5% of the common stock of the Company as of February 20, 2002. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

                 NAME AND ADDRESS          AMOUNT AND NATURE       PERCENT OF
TITLE OF CLASS   OF BENEFICIAL OWNER          OF OWNERSHIP          CLASS (1)
---------------- ------------------------- ------------------ ------------------

Common           G.S. Beckwith Gilbert      1,812,515 (2)            52.19
Stock            47 Arch Street
                 Greenwich, CT 06830

Common           Data Probe, Inc.             329,400 (3)             9.48
Stock            49 East 21 Street
                 New York, NY 10010
---------------- ------------------------- ------------------ ------------------

(1) For the purposes of this table, "Percent of Class" held by each person has been calculated based on a total class equal to the sum of (i) 3,473,115 shares of common stock issued and outstanding on February 25, 2002 plus
     (ii) for such person the number of shares of common stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after February 25, 2002, held by that person.

(2) Mr. Gilbert has shared voting and investment power with respect to 70,000 shares included in the table above.

(3) Yitzhak N. Bachana, a Director of the Company, owns 57.22% of the outstanding shares of Data Probe, Inc. and by virtue thereof may be deemed to be the beneficial owner of more than 5% of the Company's outstanding shares. This amount does not include 10,000 shares personally held by Mr. Bachana, or 10,000 stock options that are exercisable out of an aggregate 15,000 stock options granted to Mr. Bachana.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEGADATA CORPORATION

DATED:  FEBRUARY 28, 2002.           By: /s/ G. S. Beckwith Gilbert
                                         ---------------------------
                                         G. S. Beckwith Gilbert, Chairman
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


DATED:  FEBRUARY 28, 2002.             /s/ G. S. Beckwith Gilbert
                                       --------------------------
                                           G. S. Beckwith Gilbert, Chairman
                                              and Chief Executive Officer


DATED:  FEBRUARY 28, 2002.             /s/ James T. Barry
                                       ------------------
                                           James T. Barry
                                           Chief Operating Officer,
                                           Chief Financial Officer,
                                           Executive Vice President,
                                           Secretary and Director


DATED:  FEBRUARY 28, 2002.             /s/ Louis J. Petrucelly
                                       -----------------------
                                           Louis J. Petrucelly
                                           Chief Accounting Officer, Controller,
                                           Treasurer and Assistant Secretary


DATED:  FEBRUARY 28, 2002.             /s/ John R. Keller
                                       ------------------
                                           John R. Keller,
                                              Executive Vice President and
                                              Director

DATED:  FEBRUARY 28, 2002.             /s/ Yitzhak N. Bachana
                                       ----------------------
                                           Yitzhak N. Bachana, Director


DATED:  FEBRUARY 28, 2002.             /s/ Bruce A. Whitman
                                       ---------------------
                                           Bruce A. Whitman, Director


DATED:  FEBRUARY 28, 2002.             /s/ Paul L. Graziani
                                       -------------------------
                                           Paul L. Graziani, Director



DATED:  FEBRUARY 28, 2002.             /s/ Richard R. Schilling, Jr.
                                       -----------------------------
                                           Richard R. Schilling, Jr., Director