Form 10-Q
period 2002-01-31
MEGADATA CORP
filed 2002-03-15
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2002
                                ----------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                          Commission file number 0-7642
                                                  ------


                              MEGADATA CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)



     NEW YORK                                       11-2208938
----------------                                -------------------
(State or other jurisdiction
of incorporation or organization)         (I.R.S. Employer Identification No.)


47 ARCH STREET, GREENWICH, CONNECTICUT                           06830
--------------------------------------                          -------
(Address of principal executive offices)                       (Zip Code)


        Registrant's telephone number, including area code:  (203) 629-8757
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

     There were 3,473,115 shares of common stock with a par value of $0.01 per share outstanding at March 15, 2002.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                           Page
                                                                           ----
    PART I. Financial Information

            Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets - January 31, 2002
                      and October 31, 2001.                                  3

               Consolidated Statements of Operations - Three
                      months ended January 31, 2002 and 2001                 4

               Consolidated Statements of Cash Flows - Three months
                      ended January 31, 2002 and 2001.                       5

               Notes to Consolidated Financial
                      Statements - January 31, 2002                          6

            Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 11

            Item 3. Quantitative and Qualitative Disclosures
                      About Market Risk                                     15

    PART II.          Other Information

            Item 1.   Legal Proceedings                                     16

            Item 2.   Changes in Securities and Use of Proceeds             16

            Item 3.   Defaults upon Senior Securities                       16

            Item 4.   Submission of Matters to a Vote of Security Holders   16

            Item 5.   Other Information                                     16

            Item 6.   Exhibits and Reports on Form 8-K                      16

    Signatures                                                              17

PART I. FINANCIAL INFORMATION




                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                             JANUARY 31,    OCTOBER 31,
                                                                2002           2001
                                                           --------------- ---------------
                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash                                                     $    60,891    $     8,961
   Accounts receivable                                          165,509         78,973
   Inventories                                                  241,015        246,901
   Prepaid expenses and other current assets                     13,792         15,571
                                                            -----------    -----------
Total current assets                                            481,207        350,406

Property, plant and equipment, net                              169,288        176,879
PASSUR network, net                                           2,510,732      2,481,194
Software development costs                                      409,105        331,779
Other assets                                                     17,085         16,085
                                                            -----------    -----------
                                                            $ 3,587,417    $ 3,356,343
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                         $   423,950    $   486,082
   Accrued expenses and other current liabilities               295,466        455,917
   Accrued expenses--related parties                             74,309         74,456
   Notes payable - related party                              3,805,000            -
   Deferred income                                              478,488        234,308
   Installment notes payable                                      3,315          4,404
                                                            -----------    -----------
                                                            -----------    -----------
Total current liabilities                                     5,080,528      1,255,167

Notes payable--related party                                     -           3,090,000
                                                            -----------    -----------
                                                              5,080,528      4,345,167

Commitment and contingencies

Stockholders' deficit:
   Common shares--authorized 10,000,000 shares, par value
      $.01 per share; issued 4,169,615 in 2002 and 2001          41,696         41,696
   Additional paid-in capital                                 3,695,582      3,695,582
   Accumulated deficit                                       (3,606,914)    (3,102,627)
   Treasury Stock, at cost, 696,500 shares                   (1,623,475)    (1,623,475)
                                                            -----------    -----------
Total stockholders' deficit                                  (1,493,111)      (988,824)
                                                            -----------    -----------
                                                            $ 3,587,417    $ 3,356,343
                                                            ===========    ===========



           SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                               THREE MONTHS ENDED JANUARY 31,
                                                                                   2002            2001
                                                                                -----------    -----------
Revenues:
   Subscriptions                                                               $   150,991    $    77,054
   Maintenance                                                                     104,055         94,325
   Systems                                                                          37,063           --
   Other                                                                             3,690          7,8590
                                                                               -----------    -----------
Net sales                                                                          295,799        179,238
                                                                               -----------    -----------

Cost and expenses:
   Cost of sales                                                                   270,970        188,717
   Research and development                                                         72,297         30,175
   Selling, general and administrative expenses                                    376,259        321,422
                                                                               -----------    -----------
                                                                                   719,526        540,314
                                                                               -----------    -----------

Loss from operations                                                              (423,727)      (361,076)

Other income (expense):
   Interest income                                                                     251          1,708
   Interest expense                                                                   (236)        (1,119)
   Interest expense--related party                                                 (78,593)       (25,825)
                                                                               -----------    -----------
Loss before income taxes                                                          (502,305)      (386,312)
Provision for income taxes                                                           1,982          2,167
                                                                               -----------    -----------
Net loss                                                                       $  (504,287)   $  (388,479)
                                                                               ===========    ===========

Basic and diluted loss per common share                                        $      (.15)   $      (.11)
                                                                               ===========    ===========
Weighted average shares used in the calculation of basic and
   diluted  net loss per common share                                            3,473,115      3,473,115
                                                                               ===========    ===========



                             SEE ACCOMPANYING NOTES.





                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                     THREE MONTHS ENDED JANUARY 31,
                                                           2002          2001
                                                     --------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(504,287)   $(388,479)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                         88,224       54,792
      Changes in operating assets and liabilities:
        Accounts receivable                                (86,536)     136,830
        Inventories                                          5,886      (13,268)
        Prepaid expenses and other current assets            1,779       (2,521)
        Other assets                                        (1,000)        --
        Accounts payable                                   (62,132)     118,728
        Accrued expenses and other current liabilities    (160,598)    (151,555)
        Deferred income                                    244,180      154,235
                                                         ---------    ---------
Total adjustments                                           29,803      297,241
                                                         ---------    ---------
Net cash used in operating activities                     (474,484)     (91,238)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                            (103,634)     (77,828)
Software development costs                                 (77,326)     (94,644)
Capital expenditures                                        (6,537)     (16,073)
                                                         ---------    ---------
Net cash used in investing activities                     (187,497)    (188,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                 715,000      400,000
Payments of installment notes                               (1,089)      (2,419)
                                                         ---------    ---------
Net cash provided by financing activities                  713,911      397,581
                                                         ---------    ---------

Increase in cash                                            51,930      117,798
Cash--beginning of period                                    8,961       69,090
                                                         ---------    ---------
Cash--end of period                                      $  60,891    $ 186,888
                                                         =========    =========
                                                         ---------    ---------


                             SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 2002

                                   (Unaudited)


1. NATURE OF BUSINESS

Megadata Corporation (the "Company") is a supplier of information, data services, and software products intended to satisfy the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. Its principal business is the delivery of data and software by subscription from the Company owned PASSUR Network of flight tracking systems. The Company also sells PASSUR Systems only at specific customer requests. The Company operates in one reportable segment: as a supplier of information, data services, software, and communication products for the aviation industry, primarily for airlines, airline affiliates, and airports.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report for the year ended October 31, 2001 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position of Megadata Corporation at January 31, 2002 and its consolidated results of operations and cash flows for the three months ended January 31, 2002 and 2001.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines as well as in new products, which are currently being developed and deployed. It is also increasing the size of the Company owned PASSUR network, which management believes will lead to continued growth in subscription-based revenues.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations for the fiscal year ending October 31, 2002.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)




2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

COST OF SALES

The Company has not segregated its cost of sales between cost of tangible products and cost of services, as it is not practical to segregate such costs.

Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription-based revenues primarily consist of direct labor, overhead costs and amortization of certain equipment.

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor and manufacturing overhead that are related to the purchase and production of inventories. The Company values its inventory during the interim period based on perpetual inventory records.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PASSUR NETWORK

The PASSUR network installations, which include the direct and indirect production and installation costs incurred for each of the Company owned PASSUR systems (the "PASSUR Network"), are recorded at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the useful life of the assets, which is estimated at seven years. Units which are not placed into service are not depreciated until such time.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products and significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales. Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product become available for general release. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2002 are recoverable through anticipated future sales of such applicable products.

                      Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. For the three months ended January 31, 2002, the effects of outstanding stock options were excluded from the diluted loss per share computation, as the effect would have been antidilutive.

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

RESTATEMENT OF PRIOR FISCAL QUARTERS

Certain amounts in the prior fiscal quarter have been restated within the prior fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The basis for recognition and measurement model under Statement 121 for assets held for use and held for sale has been retained. Statement 144 removes goodwill from its scope, thus eliminating Statement 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of Statements 141 and 142 on business combinations and goodwill and other intangible assets. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the first quarter of fiscal 2002, G.S. Beckwith Gilbert, the Company's controlling shareholder, Chairman and Chief Executive Officer, loaned the Company an additional $715,000 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2002. On January 1, 2002, the Company and Mr. Gilbert extended the maturity date of notes, which had a maturity date of December 31, 2001, to December 31, 2002. As of January 31, 2002, the total of notes due to Mr. Gilbert aggregated $3,805,000 and are secured by the Company's assets.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the three months ended January 31, 2002, services rendered by FPCM to the Company, totaled $3,000.

                      Megadata Corporation and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



DESCRIPTION OF BUSINESS

Megadata Corporation (the "Company") operates in one reportable segment: as a supplier of information, data services, software, and communication products for the aviation industry, primarily for airlines, airline affiliates, and airports.

The Company's principal product is the PASSUR (Passive Secondary Surveillance Radar) System and its affiliated suite of software products and services. PASSUR is an integrated operations control and management system used by airlines at their dispatch and station control centers. In addition, major airports worldwide use the PASSUR System as part of an integrated noise management and monitoring system, as well as for operations control.

The Company has transitioned from being a supplier of passive surveillance systems (a capital equipment business) to a provider of subscription based information and decision support services supplied by the Company owned PASSUR Network.

To enhance its subscription service, the Company provides its own proprietary software suite, called FlightPerform (formerly PASTRACK). FlightPerform enables the customer to benefit from the algorithms and functionality already experienced by airline and airport customers over the past several years. In addition, over the past 12 months, the Company has began development of several new products derived primarily from the data generated from its PASSUR Network, including FlightSure, RapidResponse, AirportMonitor and IROPSNet. As of January 31, 2002, FlightSure and AirportMonitor were completed and available for sale to customers.

As a result, a larger audience of aviation and aviation-related organizations can utilize the information generated from the PASSUR network, thus creating potential additional demand for the Company's services. Currently, PASSUR flight track coverage is available for 25 of the top 40 airports in the United States including 9 of the top 10. In addition, 5 of the top 6 airlines in the United States utilize the information, data and software information products derived from the Company's PASSUR Network.

The Company generates revenue by selling either (1) subscription-based information- derived from a PASSUR system, which is part of the "PASSUR Network", or (2) equipment - a PASSUR system (included is a sale with an annual maintenance contract and an additional charge for installation). Under the subscription-based model, the customer subscribes to the information on a monthly basis pursuant to a subscription agreement, which may be for a multi-year period. The agreement also provides that the information from the PASSUR system cannot be resold or used for unauthorized purposes.

RESULTS OF OPERATIONS

REVENUE

The Company has transitioned from a seller of equipment to a provider of subscription-based information supplied from its PASSUR Network. Revenue during the three months ended January 31, 2002 increased by approximately $117,000, or 65%, as compared to the corresponding period ended January 31, 2001. This increase was primarily due to an increase in subscription-based revenues of approximately $74,000, or 96% for the three months ended January 31, 2002 as compared to the same period in fiscal 2001. Additionally, the Company sold one PASSUR system upgrade during the three months ended January 31, 2002, an increase of approximately $37,000, as compared to the same period in fiscal 2001.

Management is concentrating its efforts on the sale of information from the Company owned PASSUR Network rather than on system sales; as a result of the change in the Company's business model, subscription and maintenance revenue collectively increased approximately $84,000, or 49%, for the three months ended January 31, 2002, when compared to the same period of fiscal 2001. The Company will sell complete PASSUR Systems only at a customer's specific request.

The Company continues to install PASSUR systems in its network from completed PASSUR units built in the prior fiscal year. The Company will market the data generated from the network directly to airline, airport, and aviation-related customers and will ultimately sell such data to multiple users. With 25 Company owned PASSUR systems located at various airports throughout the continental United States, the Company believes the revenue stream generated from the "PASSUR Network" in the form of subscription-based revenue will continue to increase steadily.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenue of approximately $4,000 for the three months ended January 31, 2002 as compared to approximately $8,000 for the same period in fiscal 2001.

COST OF SALES

Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription-based revenues primarily consist of direct labor, overhead costs and amortization of certain equipment.

During the three months ended January 31, 2002, cost of sales increased by approximately $82,000, or 43%, over the same period of fiscal 2001. The increase is primarily due to the increase in overhead costs (telecommunication costs and related amortization of Company owned network equipment) associated with maintaining the subscription-based revenues.

Such increases are primarily due to the increase in the number of PASSUR systems placed into service and related telecommunication costs at January 31, 2002 as compared to January 31, 2001.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses increased approximately $42,000, or 140% for the three months ended January 31, 2002 as compared to the same period of fiscal 2001. The Company continues to invest in research and development to develop additional applications for its PASSUR customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products as well as development of new software products based upon customer needs and specific requests. There were no customer sponsored research and development activities during the three months ended January 31, 2002 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by approximately $55,000, or 17%, for the three months ended January 31, 2002 as compared to the same period in fiscal 2001. Increases occurred in salaries, professional and consulting fees, travel, promotion and advertising expenses. The Company continues to increase its sales and marketing efforts in order to market existing and new products. The Company expects its sales and marketing expenses in fiscal 2002 will continue to grow as part of the Company's effort to focus on the new business strategy. The Company is also increasing its presence at industry conventions throughout the United States and Europe.

OTHER INCOME (EXPENSE)

Interest income and interest expense did not change significantly for the three months ended January 31, 2002 as compared to the same period of fiscal 2001.

Interest expense-related party increased by approximately $53,000, or 204% for the three month period ended January 31, 2002 as compared to the same period of fiscal 2001. The increase is due to additional borrowings during the current fiscal year.

NET LOSS

The Company incurred a net loss of $504,000, or $.15 per diluted common share, during the three month period ended January 31, 2002. In the same period of fiscal 2001, the Company incurred a net loss of $388,000, or $.11 per diluted common share. Increased costs associated with the placement, operation, development, and marketing of the Company owned PASSUR Network contributed to the increased loss.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2002, the Company's current liabilities exceeded current assets by $4,599,000; and at January 31, 2002, the Company's stockholders' deficit was $1,493,000. For the three months ended January 31, 2002, the Company incurred a net loss of $ 504,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in existing product lines as well as in new products that are currently being developed and deployed. The Company continues to increase the size of its owned "PASSUR Network," which management believes will continue to lead to increased subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from the significant shareholder referred to above through the end of fiscal 2002. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

Net cash used by operating activities for the three months ended January 31, 2002 was approximately $474,000. Cash flow provided by financing activities of approximately $714,000 came primarily from $715,000 in the form of notes payable
- related party. No principal payments on notes payable - related party were made during the three months ended January 31, 2002.

Cash flow used in investing activities for the three months ended January 31, 2002 was approximately $187,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs.

The Company was unprofitable for the first quarter of fiscal 2002. The Company continues to recognize increased revenues from its subscription-based business model; however, costs associated with generating such revenues also continued to increase as the transition in its business model requires additional costs to support the model. Additionally, the aviation market has been impacted by continued budgetary constraints due to both the downturn in the current economy and terrorist events of September 11, 2001. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. Management continues to anticipate that new regulations relating to air travel will continue to be issued. Since substantially all of the Company's revenue is derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

RISK FACTORS; FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" above) contain forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR Network, and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products as well as the downturn in the current economy and the current uncertainty in the aviation industry as a result of the terrorist events. Other uncertainties, which could impact the Company, are uncertainties with respect to future changes in governmental regulation affecting the product and its use in flight dispatch and the impact such changes could have on the Company's ability to obtain financing commitments. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                    NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                    NONE


ITEM 5. OTHER INFORMATION.
                    NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  The Company did not file any reports on Form
              8-K during the three months ended January
              31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



DATED:  MARCH 15, 2002          /s/ G. S. Beckwith Gilbert
                                ---------------------------------
                                G. S. Beckwith Gilbert, Chairman,
                                     and Chief Executive Officer


DATED:  MARCH 15, 2002          /s/ James T. Barry
                                ---------------------------------
                                James T. Barry, Chief Operating Officer,
                                   and Chief Financial  Officer


DATED:  MARCH 15, 2002          /s/ Louis J. Petrucelly
                                ---------------------------------
                                Louis J. Petrucelly, Chief Accounting Officer,
                                 and Controller