Form 10-Q
period 2002-04-30
MEGADATA CORP
filed 2002-06-12
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period APRIL 30, 2002
                                              --------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                          Commission file number 0-7642
                                                 ------


                              MEGADATA CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


         NEW YORK                                         11-2208938
         --------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


47 ARCH STREET, GREENWICH, CONNECTICUT                               06830
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

             There were 3,473,115 shares of common stock with a par value of $0.01 per share outstanding at June 12, 2002.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page
Part I. Financial Information

        Item 1.   Financial Statements (Unaudited)

           Consolidated Balance Sheets - April 30, 2002
                  and October 31, 2001 (audited).                              3

           Consolidated Statements of Operations - Six
                  months ended April 30, 2002 and 2001.                        4

           Consolidated Statements of Operations - Three
                  months ended April 30, 2002 and 2001.                        5

           Consolidated Statements of Cash Flows - Six months
                  ended April 30, 2002 and 2001.                               6

           Notes to Consolidated Financial
                  Statements - April 30, 2002.                                 7

        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       12

        Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                           16

Part II.          Other Information

        Item 1.   Legal Proceedings                                           17

        Item 2.   Changes in Securities and Use of Proceeds                   17

        Item 3.   Defaults upon Senior Securities                             17

        Item 4.   Submission of Matters to a Vote of Security Holders         17

        Item 5.   Other Information                                           18

        Item 6.   Exhibits and Reports on Form 8-K                            18

Signatures                                                                    18

Part I. Financial Information


                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                           APRIL 30,   OCTOBER 31,
                                                             2002          2001
                                                       ---------------- ------------
                                                          (UNAUDITED)     (AUDITED)
ASSETS
Current assets:
   Cash                                                  $     6,856    $     8,961
   Accounts receivable                                       119,428         78,973
   Inventories                                               277,491        246,901
   Prepaid expenses and other current assets                  10,469         15,571
                                                         -----------    -----------
Total current assets                                         414,244        350,406

Property, plant and equipment, net                           155,059        176,879
PASSUR network, net                                        2,463,414      2,481,194
Software development costs, net                              484,275        331,779
Other assets                                                  17,085         16,085
                                                         -----------    -----------
Total Assets                                             $ 3,534,077    $ 3,356,343
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                      $   142,751    $   486,082
   Accrued expenses and other current liabilities            357,649        455,917
   Accrued expenses--related parties                          71,212         74,456
   Notes payable--related party                            4,705,000           --
   Deferred income                                           429,473        234,308
   Installment notes payable                                   1,797          4,404
                                                         -----------    -----------
Total current liabilities                                  5,707,882      1,255,167

Notes payable--related party, less current portion              --        3,090,000
                                                         -----------    -----------
                                                           5,707,882      4,345,167

Stockholders' deficiency:
   Preferred share - authorized 5,000,000
      shares, par value $.01 per share;
      none issued or outstanding                                --             --
   Common shares--authorized 10,000,000
      shares, par value $.01 per share;
      issued 4,169,615 in 2002 and 2001                       41,696         41,696
   Additional paid-in capital                              3,695,582      3,695,582
   Accumulated deficit                                    (4,287,608)    (3,102,627)
                                                         -----------    -----------
                                                            (550,330)       634,651
   Less cost of 696,500 common shares held in treasury     1,623,475      1,623,475
                                                         -----------    -----------
Total stockholders' deficiency                            (2,173,805)      (988,824)
                                                         -----------    -----------
Total liabilities and Stockholders' deficiency           $ 3,534,077    $ 3,356,343
                                                         ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                      SIX MONTHS ENDED APRIL 30,
                                                          2002         2001
                                                    ----------------------------
Revenues:
   Subscriptions                                     $   311,562    $   158,030
   Maintenance                                           197,565        212,202
   Systems                                                49,263           --
   Other                                                  10,178         17,044
                                                     -----------    -----------
Net sales                                                568,568        387,276
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         567,566        278,725
   Research and development                              139,989        111,727
   Selling, general and administrative expenses          870,336        748,452
                                                     -----------    -----------
                                                       1,577,891      1,138,904
                                                     -----------    -----------

Loss from operations                                  (1,009,323)      (751,628)

Other income (expense):
   Interest income                                           621          2,627
   Interest expense                                         (443)        (2,237)
   Interest expense--related party                      (173,854)       (61,313)
                                                     -----------    -----------
Loss before income taxes                              (1,182,999)      (812,551)
Provision for income taxes                                 1,982          2,167
                                                     -----------    -----------
Net loss                                             $(1,184,981)   $  (814,718)
                                                     ===========    ===========


Net loss per common share--basic
   and diluted                                       $      (.34)   $      (.23)
                                                     ===========    ===========

Weighted average number of
   common shares outstanding--
   basic and diluted                                   3,473,115      3,473,115
                                                     ===========    ===========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    THREE MONTHS ENDED APRIL 30,
                                                         2002           2001
                                                    ----------------------------
Revenues:
   Subscriptions                                     $   160,571    $    80,976
   Maintenance                                            93,510        117,877
   Systems                                                12,200          --
   Other                                                   6,488          9,185
                                                     -----------    -----------
Net sales                                                272,769        208,038
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         296,596         90,008
   Research and development                               67,692         81,552
   Selling, general and administrative expenses          494,077        427,030
                                                     -----------    -----------
                                                         858,365        598,590
                                                     -----------    -----------

Loss from operations                                    (585,596)      (390,552)

Other income (expense):
   Interest income                                           370            919
   Interest expense                                         (207)        (1,118)
   Interest expense--related party                       (95,261)       (35,488)
                                                     -----------    -----------
Net loss                                             $  (680,694)   $  (426,239)
                                                     ===========    ===========


Net loss per common share--basic
   and diluted                                       $      (.20)   $      (.12)
                                                     ===========    ===========

Weighted average number of common
   shares outstanding--
   basic and diluted                                   3,473,115      3,473,115
                                                     ===========    ===========









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                          SIX MONTHS ENDED APRIL 30,
                                                             2002           2001
                                                         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(1,184,981)   $  (814,718)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                          183,554        109,584
      Changes in operating assets and liabilities:
        Accounts receivable                                  (40,455)       130,660
        Inventories                                          (30,590)       (31,394)
        Prepaid expenses and other current assets              5,102        (17,098)
        Other assets                                          (1,000)           300
        Accounts payable                                    (343,331)        96,114
        Deferred income                                      195,165        109,477
        Accrued expenses and other current liabilities      (101,512)       (92,348)
                                                         -----------    -----------
Total adjustments                                           (133,067)       305,295
                                                         -----------    -----------
Net cash used in operating activities                     (1,318,048)      (509,423)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                              (134,434)      (242,515)
Software development costs                                  (155,504)      (147,284)
Capital expenditures                                          (6,512)       (20,739)
                                                         -----------    -----------
Net cash used in investing activities                       (296,450)      (410,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                 1,615,000        900,000
Payments of installment notes                                 (2,607)        (2,910)
                                                         -----------    -----------
Net cash provided by financing activities                  1,612,393        897,090
                                                         -----------    -----------

Decrease in cash                                              (2,105)       (22,871)
Cash--beginning of period                                      8,961         69,090
                                                         -----------    -----------
Cash--end of period                                      $     6,856    $    46,219
                                                         ===========    ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report for the year ended October 31, 2001 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2002 and its consolidated results of operations and cash flows for the three and six months ended April 30, 2002 and 2001.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines, as well as in new products, which are currently being developed and deployed. It is also increasing the size of the Company owned PASSUR Network, which management believes will lead to continued growth in subscription-based revenues.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations to be recorded for the fiscal year ending October 31, 2002.

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

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products and significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales. Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2002 are recoverable through anticipated future sales of such applicable products.

                      Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. For the six and three months ended April 30, 2002, the effects of outstanding stock options were excluded from the diluted loss per share computation, as the effect would have been antidilutive.

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

RECLASSIFICATION

Certain balances in the prior fiscal period have been reclassified to conform to the presentation in the current fiscal period.


3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2002, G.S. Beckwith Gilbert, the Company's controlling shareholder, Chairman and Chief Executive Officer, loaned the Company an additional $1,615,000 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2002. On January 1, 2002, the Company and Mr. Gilbert extended the maturity date of certain notes, which had a maturity date of December 31, 2001, to December 31, 2002. As of April 30, 2002, the total notes due to Mr. Gilbert aggregated $4,705,000 and are secured by the Company's assets.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the six months ended April 30, 2002, services rendered by FPCM to the Company totaled $6,000.

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

To enhance its subscription service, the Company provides its own proprietary software suite, called FlightPerform (formerly PASTRACK). FlightPerform enables the customer to benefit from the algorithms and functionality already experienced by airline and airport customers over the past several years. In addition, during fiscal 2001 and 2002, the Company began development of several new products derived primarily from the data generated from its PASSUR Network, including FlightSure, RapidResponse, AirportMonitor and IROPSNet. As of January 31, 2002, FlightSure and AirportMonitor were completed and available for sale to customers. Amortization of such capitalized costs commenced as of February 1, 2002, where applicable.

As a result of the Company's development of new software applications, a larger audience of aviation and aviation-related organizations can utilize the information generated from the PASSUR Network, thus creating potential additional demand for the Company's services. Currently, PASSUR flight track coverage is available for 27 of the top 40 airports in the United States including 9 of the top 10. In addition, 5 of the top 6 airlines in the United States utilize the information, data and software information products derived from the Company's PASSUR Network.

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

RESULTS OF OPERATIONS

REVENUES

The Company has transitioned from a seller of equipment to a provider of subscription-based information supplied from its PASSUR Network. Revenues during the six months ended April 30, 2002 increased by $181,000, or 47%, as compared to the corresponding period ended April 30, 2001. This increase was primarily due to an increase in subscription-based revenues of $154,000, or 97% for the six months ended April 30, 2002 as compared to the same period in fiscal 2001. Additionally, the Company sold one PASSUR system upgrade during the six months ended April 30, 2002, an increase of approximately $49,000, as compared to the same period in fiscal 2001.

Revenues during the three months ended April 30, 2002, increased by $65,000, or 31%, as compared to the corresponding period in fiscal 2001. The increase was primarily due to the increased subscription based revenues of $80,000, or 98%, for the three months ended April 30, 2002, as compared to the same period in fiscal 2001.

Management is concentrating its efforts on the sale of information from the Company owned PASSUR Network rather than on system sales; as a result of the change in the Company's business model, subscription and maintenance revenues collectively increased by $139,000, or 38%, and $55,000, or 28% for the six and three months ended April 30, 2002, respectively, when compared to the same periods of fiscal 2001. The Company will sell complete PASSUR Systems only at a customer's specific request.

The Company continues to install PASSUR systems in its network from the 10 completed PASSUR units built in the prior fiscal year. The Company will market the data generated from the network directly to airline, airport, and aviation-related customers and anticipates that it will ultimately sell such data to multiple users. With 25 Company owned PASSUR systems located at various airports throughout the continental United States, the Company believes the revenue stream generated from the "PASSUR Network" in the form of subscription-based revenue will continue to increase steadily.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenue of $10,000 for the six months ended April 30, 2002 as compared to $17,000 for the same period in fiscal 2001.

COST OF SALES

Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription-based revenues primarily consist of direct labor, overhead costs and amortization of certain equipment.

During the three months and six months ended April 30, 2002, cost of sales increased by approximately $207,000, or 230%, and $289,000, or 104% respectively, over the same periods of fiscal 2001. The increase is primarily due to the increase in overhead costs (telecommunication costs and related amortization of Company owned network equipment) associated with maintaining the subscription-based revenues.

Such increases are primarily due to the increase in the number of PASSUR systems placed into service and related telecommunication costs at April 30, 2002 as compared to April 30, 2001.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses increased by $28,000, or 25% for the six months ended April 30, 2002, after capitalization for product development costs relating to the Company's new product developments were recorded, as compared to the same period of fiscal 2001. The Company continues to invest in research and development to develop additional applications for its PASSUR customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products as well as development of new software products based upon customer needs and specific requests. There were no customer sponsored research and development activities during the six months ended April 30, 2002 and 2001.

During the three months ended April 30, 2002, research and development decreased by $14,000, or 17%, after capitalization for product development costs were recorded. This decrease is primarily due to the additional capitalization of product development costs recognized during the current period as compared to the same period in the prior corresponding period.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $122,000, or 16%, for the six months ended April 30, 2002 as compared to the same period in fiscal 2001. Selling, general and administrative expenses increased by $67,000, or 16% for the three months ended April 30, 2002 as compared to the same period in fiscal 2001. Increases occurred in salaries, professional and consulting fees, travel, promotion and advertising expenses as well as unabsorbed overhead costs, primarily consisting of direct labor costs. The Company continues to increase its sales and marketing efforts in order to market existing and new products. The Company expects its sales and marketing expenses in fiscal 2002 will continue to grow as part of the Company's effort to focus on its new business strategy. The Company is also increasing its presence at industry conventions throughout the United States and Europe.

OTHER INCOME (EXPENSE)

Interest income and interest expense did not change significantly for the three and six months ended April 30, 2002 as compared to the same periods of fiscal 2001.

Interest expense-related party increased by $60,000, or 168% and $113,000, or 184% for the three and six month periods ended April 30, 2002 as compared to the same periods of fiscal 2001. The increase is due to additional borrowings during the current fiscal year.

NET LOSS

The Company incurred a net loss of $1,185,000, or $.34 per diluted common share, during the six month period ended April 30, 2002. In the same period of fiscal 2001, the Company incurred a net loss of $815,000, or $.23 per diluted common share. Increased costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR Network contributed to the increased loss.

During the three months ended April 30, 2002, the Company incurred a net loss of $681,000, or $.20 per diluted common share. In the same period of fiscal 2001, the Company incurred a net loss of $426,000, or $.12 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2002, the Company's current liabilities exceeded current assets by $5,294,000; and at April 30, 2002, the Company's stockholders' deficit was $2,174,000. For the six months ended April 30, 2002, the Company incurred a net loss of $ 1,185,000.

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

Net cash used by operating activities for the six months ended April 30, 2002 was approximately $1,318,000. Cash flow provided by financing activities of approximately $1,612,000 came primarily from $1,615,000 in the form of notes payable - related party. No principal payments on notes payable - related party were made during the six months ended April 30, 2002.

Cash flow used in investing activities for the six months ended April 30, 2002 was approximately $296,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs.

The Company was unprofitable for the first six months of fiscal 2002. The Company continues to recognize increased revenues from its subscription-based business model; however, costs associated with generating such revenues also continued to increase as the transition in its business model requires additional costs to support the model. Additionally, the aviation market has been impacted by continued budgetary constraints due to both the downturn in the current economy and terrorist events of September 11, 2001. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. Management continues to anticipate that new regulations relating to air travel will continue to be issued. Since substantially all of the Company's revenue is derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and data software products obtained from the PASSUR Network remains strong and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, additional losses may occur and could continue. The extent of such profits or losses will be dependent on sales volume achieved.


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

ITEM 1. LEGAL PROCEEDINGS.
             NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
             NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
             NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Shareholders at the Company`s Annual Meeting on April 16, 2002 voted to:

        (1)   Elect the following to the Board of Directors:

                                                    FOR      WITHHOLD
                                                    ---      --------
                   G.S. Beckwith Gilbert          2,287,027   5,600
                   Richard R. Schilling           2,287,027   5,600
                   Yitzhak N. Bachana             2,786,427   5,600
                   Bruce N. Whitman               2,787,027   5,600
                   Paul L. Graziani               2,787,027   5,600
                   John R. Keller                 2,787,027   5,600
                   James T. Barry                 2,786,027   5,600

        (2)   Ratify the appointment of Ernst & Young LLP, as the
              Company's independent public accountants for the fiscal year ended October 31, 2002.

                              FOR               AGAINST           ABSTAIN
                              ---               -------           -------
                            2,786,727            3,400             1,500


        (3)  Amendment to the 1999 Stock Incentive Plan.

                             FOR               AGAINST           ABSTAIN
                             ---               -------           -------
                           2,498,653            44,400            1,100


        (4) Amendment to the Company's Restated Certificate of Incorporation to authorize the Board of Director's to issue up to 5,000,000 shares of preferred stock.

                              FOR               AGAINST           ABSTAIN
                              ---               -------           -------
                           2,195,328             47,725            1,100

ITEM 5. OTHER INFORMATION.
              NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The Company did not file any reports on Form 8-K during the three months ended April 30, 2002.



           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             MEGADATA CORPORATION


DATED:  JUNE 12, 2002                  By:   /s/ G. S. Beckwith Gilbert
                                             --------------------------
                                             G. S. Beckwith Gilbert, Chairman,
                                                  and Chief Executive Officer


DATED:  JUNE 12, 2002                  By:   /s/ James T. Barry
                                             ------------------
                                             James T. Barry, Chief Operating
                                                Officer, and Chief Financial
                                                Officer


DATED:  JUNE 12, 2002                 By:    /s/ Louis J. Petrucelly
                                             -----------------------
                                             Louis J. Petrucelly, Chief
                                                Accounting Officer, Treasurer
                                                and Controller