Form 10-Q
period 2002-07-31
MEGADATA CORP
filed 2002-09-13
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2002
                                  -------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                          Commission file number 0-7642
                                     ------


                              MEGADATA CORPORATION
                            - ---------------------
             (Exact name of registrant as specified in its charter)


         NEW YORK                                   11-2208938
--------------------------                      -------------------
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)


47 ARCH STREET, GREENWICH, CONNECTICUT                   06830
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (203) 629-8757
                                                    ---------------


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

             There were 3,473,115 shares of common stock with a par value of $0.01 per share outstanding at September 13, 2002.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                           Page
  PART I. Financial Information

          Item 1.   Financial Statements.

             Consolidated Balance Sheets - July 31, 2002 (unaudited)
                    and October 31, 2001 (audited).                          3

             Consolidated Statements of Operations (unaudited) - Nine
                    months ended July 31, 2002 and 2001.                     4

             Consolidated Statements of Operations (unaudited) - Three
                    months ended July 31, 2002 and 2001.                     5

             Consolidated Statements of Cash Flows (unaudited) - Nine
                    months ended July 31, 2002 and 2001.                     6

             Notes to Consolidated Financial
                    Statements - July 31, 2002.                              7

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                  12

          Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk.                                      19

  PART II.          Other Information

          Item 1.   Legal Proceedings.                                      19

          Item 2.   Changes in Securities and Use of Proceeds.              19

          Item 3.   Defaults upon Senior Securities.                        19

          Item 4.   Submission of Matters to a Vote of Security Holders.    19

          Item 5.   Other Information.                                      19

          Item 6.   Exhibits and Reports on Form 8-K.                       19

  Signatures                                                                20

           Part I.   Financial Information




                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                     JULY 31, OCTOBER 31,
                                                                   2002                2001
                                                            ------------------- -------------------
                                                               (UNAUDITED)          (AUDITED)
   ASSETS
   Current assets:
   Cash                                                         $   130,430    $     8,961
   Accounts receivable                                              186,324         78,973
   Inventories                                                      242,291        246,901
   Prepaid expenses and other current assets                          4,457         15,571
                                                                -----------    -----------
Total current assets                                                563,502        350,406

Property, plant and equipment, net                                  145,840        176,879
PASSUR network, net                                               2,569,147      2,481,194
Software development costs, net                                     516,625        331,779
Other assets                                                         17,085         16,085
                                                                -----------    -----------
Total Assets                                                    $ 3,812,199    $ 3,356,343
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY Current Liabilities:
   Accounts payable                                             $   218,276    $   486,082
   Accrued expenses and other current liabilities                   384,815        455,917
   Accrued expenses--related parties                                 82,870         74,456
   Notes payable--related party                                   5,105,000           --
   Deferred income                                                  586,877        234,308
   Installment notes payable                                            487          4,404
                                                                -----------    -----------
Total current liabilities                                         6,378,325      1,255,167

Notes payable--related party, less current portion                     --        3,090,000
                                                                -----------    -----------
                                                                  6,378,325      4,345,167

Commitment and contingencies

Stockholders' deficiency:
   Preferred shares - authorized 5,000,000 shares, par value
      $.01 per share; none issued or outstanding                       --             --
   Common shares--authorized 10,000,000 shares, par value
      $.01 per share; issued 4,169,615 in 2002 and 2001              41,696         41,696
   Additional paid-in capital                                     3,695,582      3,695,582
   Accumulated deficit                                           (4,679,929)    (3,102,627)
                                                                -----------    -----------
                                                                   (942,651)       634,651
Less cost of 696,500 common shares held in treasury               1,623,475      1,623,475
                                                                -----------    -----------
Total stockholders' deficiency                                   (2,566,126)      (988,824)
                                                                -----------    -----------
Total liabilities and stockholders' deficiency                  $ 3,812,199    $ 3,356,343
                                                                ===========    ===========



SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                                   NINE MONTHS ENDED JULY 31,
                                                                      2002           2001
                                                             ------------------------------------
               Revenues:
   Subscriptions                                                  $   514,682    $   332,082
   Maintenance                                                        334,065        338,542
   Systems                                                            289,263         20,650
                                                                  -----------    -----------
  Other                                                                10,973         28,078
                                                                  -----------    -----------

  Net sales                                                         1,148,983        719,352
                                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                                      756,538        430,692
   Research and development                                           298,772        189,085
   Selling, general and administrative expenses                     1,382,056      1,105,002
                                                                  -----------    -----------
                                                                    2,437,366      1,724,779
                                                                  -----------    -----------

Loss from operations                                               (1,288,383)    (1,005,427)

Other income (expense):
   Interest income                                                        788          3,091
   Interest expense                                                      (665)        (2,818)
   Interest expense--related party                                   (285,869)      (109,713)
                                                                  -----------    -----------
Loss before income taxes                                           (1,574,129)    (1,114,867)
Provision for income taxes                                              3,173          2,167
                                                                  -----------    -----------
Net loss                                                          $(1,577,302)   $(1,117,034)
                                                                  ===========    ===========


Net loss per common share--basic
   and diluted                                                    $      (.45)   $      (.32)
                                                                  ===========    ===========

Weighted average number of common shares outstanding--basic and
   diluted                                                          3,473,115      3,473,115
                                                                  ===========    ===========





SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                                  THREE MONTHS ENDED JULY 31,
                                                                      2002         2001
                                                               ---------------- --------------
   Revenues:
   Subscriptions                                                  $   203,120    $   175,211
   Maintenance                                                        136,500        126,340
   Systems                                                            240,000         20,650
     Other                                                                795          9,875
                                                                  -----------    -----------
Net sales                                                             580,415        332,076
                                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                                      188,972         90,822
   Research and development                                           158,783         77,358
   Selling, general and administrative expenses                       511,720        417,695
                                                                  -----------    -----------
                                                                      859,475        585,875
                                                                  -----------    -----------

Loss from operations                                                 (279,060)      (253,799)

Other income (expense):
   Interest income                                                        167            464
   Interest expense                                                      (222)          (581)
   Interest expense--related party                                   (112,015)       (48,400)
                                                                  -----------    -----------
Loss before income taxes                                             (391,130)      (302,316)
Provision for income taxes                                              1,191           --
                                                                  -----------    -----------
Net Loss                                                          $  (392,321)   $  (302,316)
                                                                  ===========    ===========

Net loss per common share--basic
   and diluted                                                    $      (.11)   $      (.09)
                                                                  ===========    ===========

Weighted average number of common shares outstanding--basic and
   diluted                                                          3,473,115      3,473,115
                                                                  ===========    ===========






SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                          NINE MONTHS ENDED JULY 31,
                                                             2002          2001
                                                        -------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(1,577,302)   $(1,117,034)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                          282,377        164,377
      Changes in operating assets and liabilities:
        Accounts receivable                                 (107,351)        27,586
        Inventories                                            4,610       (140,875)
        Prepaid expenses and other current assets             11,114         (3,743)
        Other assets                                          (1,000)           300
        Accounts payable                                    (267,806)        50,851
        Deferred income                                      352,569         50,882
        Accrued expenses and other current liabilities       (62,688)        11,771
                                                         -----------    -----------
Total adjustments                                            211,825        161,149
                                                         -----------    -----------
Net cash used in operating activities                     (1,365,477)      (955,885)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                              (321,932)      (422,996)
Software development costs                                  (190,859)      (225,341)
Capital expenditures                                         (11,346)       (26,443)
                                                         -----------    -----------
Net cash used in investing activities                       (524,137)      (674,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                 2,015,000      1,600,000
Payments of installment notes                                 (3,917)       (12,199)
                                                         -----------    -----------
Net cash provided by financing activities                  2,011,083      1,587,801
                                                         -----------    -----------

Increase / (decrease) in cash                                121,469        (42,864)
Cash--beginning of period                                      8,961         69,090
                                                         -----------    -----------
Cash--end of period                                      $   130,430    $    26,226
                                                         ===========    ===========



SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  July 31, 2002

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

           2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

           The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report for the year ended October 31, 2001 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the condensed financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2002 and its consolidated results of operations and cash flows for the three and nine months ended July 31, 2002 and 2001.

           Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines, as well as in new products, which are currently being developed and deployed. It is also increasing the size of the Company owned PASSUR Network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from the significant shareholder through the end of fiscal 2002. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

           The results of operations for the interim periods stated above are not necessarily indicative of the results of operations to be recorded for the fiscal year ending October 31, 2002.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)




           2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


           REVENUE RECOGNITION POLICY

           The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, SOFTWARE REVENUE RECOGNITION, as amended. SOP 97-2 delineates the accounting for software products, maintenance and support services and consulting revenue. Under SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g. maintenance, support and other services), the Company allocates revenue to each element of the arrangement based on vendor specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

           The Company recognizes revenue on the sale of products and systems typically when the products or systems have been shipped and in accordance with Staff Accounting Bulletin 101, or SAB 101 and SOP 97-2. Installation charges, if any, are recognized when installation services are completed.

           The Company recognizes services and maintenance revenues on a straight-line basis over the service contract period in accordance with SOP 97-2. Revenues for data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer's receipt of the data.

           The Company recognizes license fee revenues on a straight-line basis over either the term of the license agreement or the expected useful life of such license arrangement, which ever is longer, which typically does not exceed five years.

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

           CAPITALIZED SOFTWARE COSTS

           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products and significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales. Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2002 are recoverable through anticipated future sales of such applicable products.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

           2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           EARNINGS PER SHARE

           The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. For the three and nine months ended July 31, 2002, the effects of outstanding stock options were excluded from the diluted loss per share computation, as the effect would have been antidilutive.

           DEFERRED INCOME

           Deferred income includes advance payments received on maintenance agreements and/or subscription services prepaid either annually or quarterly in addition to advance payments received for license fees relating to Company software. Revenues from maintenance and subscription services are recognized in income as earned over the maintenance and/or subscription period in accordance with SOP 97-2. Revenues from license fees are recognized in income on a straight-line basis over either the term of the license agreement or expected useful life of such license arrangement, which ever is longer, which typically does not exceed five years.


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

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)


           2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

           Statement 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is to be applied prospectively. Management does not expect the adoption of this statement will have a material impact on the Company's financial position, result of operations or liquidity.

           RECLASSIFICATION

           Certain balances in the prior fiscal period have been reclassified to conform to the presentation in the current fiscal period.


           3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In fiscal 2002, G.S. Beckwith Gilbert, the Company's controlling shareholder, Chairman and Chief Executive Officer, loaned the Company an additional $2,015,000 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2002. The Company and Mr. Gilbert extended the maturity date of certain notes, which had a maturity date of December 31, 2001, to December 31, 2002. As of July 31, 2002, the total notes due to Mr. Gilbert aggregated $5,105,000 and are secured by the Company's assets.

           Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the nine months ended July 31, 2002, services rendered by FPCM to the Company totaled $9,000.

           4. SUBSEQUENT EVENTS

           On August 26, 2002, the Company's Board of Directors elected Robert
           W. Baker, former Vice Chairman of American Airlines, to the Board. On September 9, 2002, the Company named Delon Dotson, founder of Federation One and former Chief Technology Officer and Executive Vice President of MP3.com as President, Chief Technology Officer and Director of the Company. The Company filed Form 8-K disclosing such events with the Securities Exchange Commission on August 30, 2002 and September 12, 2002, respectively.

ITEM 2

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.



           DESCRIPTION OF BUSINESS
           -----------------------

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

           To enhance its subscription service, the Company provides its own proprietary software suite, called FlightPerform (formerly PASTRACK). FlightPerform enables the customer to benefit from the algorithms and functionality already experienced by airline and airport customers over the past several years. In addition, during fiscal 2001 and 2002, the Company began development of several new products derived primarily from the data generated from its PASSUR Network, including FlightSure, RapidResponse, AirportMonitor and IROPSNet. As of January 31, 2002, FlightSure and AirportMonitor were completed and available for sale to customers; as of July 31, 2002, IROPSNet was completed and available for sale to customers. Amortization of the capitalized costs of these new products commenced as of February 1, 2002 and August 1, 2002, respectively, where applicable.

           As a result of the Company's development of new software applications, the information generated from the PASSUR Network is available to a larger audience of aviation and aviation-related organizations, thus creating potential additional demand for the Company's services. Currently, PASSUR flight track coverage is available for 27 of the top 40 airports in the United States including 9 of the top 10. In addition, 5 of the top 6 airlines in the United States utilize the information, data and software information products derived from the Company's PASSUR Network.

           The Company generates revenue by selling either (1) subscription-based information- derived from a PASSUR system, which is part of the "PASSUR Network", or (2) equipment - a PASSUR system (included is a sale for an annual maintenance contract and an additional charge for installation).

           Under the subscription-based model, the customer subscribes to the information on a monthly basis pursuant to a subscription agreement, which may be for a multi-year period. The agreement also provides that the information from the PASSUR system cannot be resold or used for unauthorized purposes. When systems are sold, the Company retains both proprietary and distribution rights to the data generated from such systems.

           RESULTS OF OPERATIONS
           ---------------------

           REVENUES
           --------

           The Company has transitioned from a seller of equipment to a provider of subscription-based information supplied from its PASSUR Network. Revenues during the nine months ended July 31, 2002 increased by $430,000, or 60%, as compared to the corresponding period in the prior year. This increase was primarily due to an increase in subscription-based revenues of $183,000, or 55% for the nine months ended July 31, 2002 as compared to the same period in fiscal 2001. Additionally, system and system upgrade revenues increased approximately $269,000 for the nine months ended July 31, 2002 as compared to the same period in fiscal 2001.

           Revenues during the three months ended July 31, 2002 increased by $248,000, or 75%, as compared to the corresponding period in fiscal 2001. The increase was primarily due to increases in subscription based revenues of $28,000, or 16%, and an increase in system sales of $219,000 for the three months ended July 31, 2002, as compared to the same period in fiscal 2001.

           Management continues to concentrate its efforts on the sale of information through existing software applications from the Company owned PASSUR Network rather than on system sales. As a result of the change in the Company's business model, subscription and maintenance revenues collectively increased by $178,000, or 27%, and $38,000, or 13%, for the nine and three months ended July 31, 2002, respectively, when compared to the same periods of fiscal 2001. The Company will sell complete PASSUR Systems only at a customer's specific request.

           The Company continues to install PASSUR systems in its network using existing inventoried systems including the 10 completed PASSUR units built in the prior fiscal year. As a result of increasing demand for data solutions generated from the PASSUR System, the Company has begun production of 10 additional PASSUR Systems, during the fourth quarter of fiscal 2002. The Company will market the data generated from the network directly to airline, airport, and aviation-related customers and anticipates that it will ultimately sell such data to multiple users at each site. With 26 Company owned PASSUR systems located at various airports throughout the continental United States, the Company believes the revenue stream generated from the "PASSUR Network" in the form of subscription-based revenue will continue to increase steadily.

           Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenue of $11,000 for the nine months ended July 31, 2002 as compared to $28,000 for the same period in fiscal 2001.

           COST OF SALES
           -------------

           Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription-based revenues primarily consist of direct labor, overhead costs and amortization of certain equipment.

           During the three and nine months ended July 31, 2002, cost of sales increased by approximately $98,000, or 108%, and $326,000, or 76% respectively, over the same periods of fiscal 2001. The increase is primarily due to increases in costs associated with the sale of completed systems; costs associated with upgrading Company owned network systems; and overhead costs (telecommunication costs and related amortization of Company owned network equipment) associated with maintaining the subscription-based revenues.

           The increases relating to system sales and system upgrades consist primarily of material costs; increases relating to overhead costs are primarily due to the increase in the number of PASSUR systems placed into service and related telecommunication costs at July 31, 2002 as compared to July 31, 2001.

           RESEARCH AND DEVELOPMENT
           ------------------------

           The Company's research and development expenses increased by $110,000, or 58% for the nine months ended July 31, 2002, after capitalization of product development costs relating to the Company's new product developments were recorded, as compared to the same period of fiscal 2001. The Company continues to invest in research and development to develop additional applications for its PASSUR customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products as well as development of new software products based upon customer needs and specific requests. There were no customer sponsored research and development activities during the nine months ended July 31, 2002 and 2001.

           During the three months ended July 31, 2002, research and development increased by $81,000, or 105%, after capitalization for product development costs were recorded. This increase is primarily due to the additional costs associated with software development and maintenance of new and existing products as compared to the same period in the prior corresponding period.

           SELLING, GENERAL AND ADMINISTRATIVE
           -----------------------------------

           Selling, general and administrative expenses increased by $277,000, or 25%, for the nine months ended July 31, 2002 as compared to the same period in fiscal 2001. Selling, general and administrative expenses increased by $94,000, or 23% for the three months ended July 31, 2002 as compared to the same period in fiscal 2001. Increases occurred in salaries, professional and consulting fees, travel, promotion and advertising expenses as well as unabsorbed overhead costs, primarily consisting of direct labor costs.

           The Company continues to increase its sales and marketing efforts in order to market existing and new products. The Company expects its sales and marketing expenses in fiscal 2002 will continue to grow as part of the Company's effort to focus on its new business strategy. The Company is also increasing its presence at industry conventions throughout the United States and Europe.

           OTHER INCOME (EXPENSE)
           ----------------------

           Interest income and interest expense did not change significantly for the three and nine months ended July 31, 2002 as compared to the same periods of fiscal 2001.

           Interest expense-related party increased by $64,000, or 131% and $176,000, or 161% for the three and nine month ended July 31, 2002 as compared to the same periods of fiscal 2001. The increase is due to additional borrowings during the current fiscal year.

           NET LOSS
           --------

           The Company incurred a net loss of $1,577,000, or $.45 per diluted common share, during the nine month period ended July 31, 2002. In the same period of fiscal 2001, the Company incurred a net loss of $1,117,000, or $.32 per diluted common share. Increased costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR Network contributed to the increased loss.

           During the three months ended July 31, 2002, the Company incurred a net loss of $392,000, or $.11 per diluted common share. In the same period of fiscal 2001, the Company incurred a net loss of $302,000, or $.09 per diluted common share.

           LIQUIDITY AND CAPITAL RESOURCES
           -------------------------------

           At July 31, 2002, the Company's current liabilities exceeded current assets by $5,815,000; and at July 31, 2002, the Company's stockholders' deficit was $2,566,000. For the nine months ended July 31, 2002, the Company incurred a net loss of $ 1,577,000.

           Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in existing product lines as well as in new products that are currently being developed and deployed. The Company continues to increase the size of its owned "PASSUR Network," which management believes will lead to increased subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder through the end of fiscal 2002. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

           Net cash used by operating activities for the nine months ended July 31, 2002 was approximately $1,365,000. Cash flows provided by financing activities of approximately $2,011,000 came primarily from $2,015,000 in the form of notes payable - related party. No principal payments on notes payable - related party were made during the nine months ended July 31, 2002.

           Cash flows used in investing activities for the nine months ended July 31, 2002 was approximately $524,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs.

           The Company was unprofitable for the first nine months of fiscal 2002. The Company continues to recognize increased revenues as a result of its change to a subscription-based business model. However, costs associated with generating such revenues also continued to increase as the transition to its new business model requires additional supporting costs. Additionally, the aviation market has been impacted by continued budgetary constraints due to both the downturn in the current economy and terrorist events of September 11, 2001. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. Management continues to anticipate that new regulations relating to air travel will continue to be issued. Since substantially all of the Company's revenues are derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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


           CRITICAL ACCOUNTING POLICIES
           ----------------------------

           GENERAL

           The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect its reported financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K.

           REVENUE RECOGNITION

           The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), as amended. SAB 101 requires that the four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

           The Company's revenues are generated from the following: (1) system sales, including system upgrade sales; (2) subscription and maintenance agreements; and (3) one-time license fees. The Company recognizes revenue from system sales when the system is shipped and in accordance with SAB 101 and SOP 97-2. Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. Revenues generated from one-time license fee payments are recognized over either the term of the license agreement or expected useful life of such license arrangement, whichever is longer.

           CAPITALIZED SOFTWARE COSTS

           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products and significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established and then expensed when the product is available for release to customers. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales.

           The Company's policy on capitalized software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the costs incurred are classified as capitalized costs (in accordance with SFAS 86) or as research and development expenses. Additionally, once a product has been made available for sale to the general public, the development costs of that product are no longer capitalized and any additional costs incurred to maintain or support such product are expensed as incurred. Management uses judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

           IMPAIRMENT OF LONG-LIVED ASSETS

           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. The Company evaluates the periods of amortization continually in determining whether any events or circumstances warrant revised estimates of useful lives.

           The Company's long-lived assets include long-term fixed assets ("PASSUR Network" of Systems). At July 31, 2002, the Company had $2,600,000 of long-term fixed assets, accounting for 67% of the Company's total assets. The carrying value of the long-term assets is dependant on the forecasted financial performance and future cash flows of such assets as determined by management. If these forecasts are not met the Company may have to record impairment charges not previously recorded.


           RISK FACTORS; FORWARD LOOKING STATEMENTS
           ----------------------------------------

           The Management's Discussion and Analysis of Financial Conditions and Results of Operations and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" above) contain forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR Network, and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products as well as to the downturn in the current economy and the current uncertainty in the aviation industry as a result of the terrorist events. Other uncertainties, which could impact the Company, are uncertainties with respect to future changes in governmental regulation affecting the product and its use in flight dispatch and the impact such changes could have on the Company's ability to obtain financing commitments. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products.




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

           ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                               NONE

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                               NONE

           ITEM 5. OTHER INFORMATION.
                               NONE

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits:

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b)  Reports on Form 8-K:

                      The Company did not file any reports on Form
                      8-K during the three months ended July 31, 2002.

           SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               MEGADATA CORPORATION


           DATED:  SEPTEMBER 13, 2002          By:  /s/ G. S. Beckwith Gilbert
                                                   ----------------------------
                                                    G. S. Beckwith Gilbert,
                                                    Chairman, and Chief
                                                    Executive Officer


           DATED:  SEPTEMBER 13, 2002          By:  /s/ James T. Barry
                                                   ----------------------------
                                                    James T. Barry, Chief
                                                    Operating Officer, and Chief
                                                     Financial Officer


           DATED:  SEPTEMBER 13, 2002          By:  /s/ Louis J. Petrucelly
                                                   ----------------------------
                                                    Louis J. Petrucelly,
                                                    Chief Accounting Officer,
                                                    Treasurer and Controller

                                 CERTIFICATIONS

       I, G.S. Beckwith Gilbert, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Megadata
       Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       Date: September 13, 2002

                                         By:    /s/ G. S. Beckwith Gilbert
                                                ---------------------------
                                                G. S. Beckwith Gilbert
                                                Chief Executive Officer


       I, James T. Barry, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Megadata
       Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       Date: September 13, 2002

                                             By:  /s/ James T. Barry
                                                  -----------------------
                                                  James T. Barry
                                                  Chief Financial Officer

       I, Louis J. Petrucelly, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Megadata
       Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       Date: September 13, 2002

                                         By: /s/ Louis J. Petrucelly
                                             ---------------------------
                                             Louis J. Petrucelly
                                             Chief Accounting Officer