Form 10-K
period 2002-10-31
MEGADATA CORP
filed 2003-01-29
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [ X ] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

                                       OR

         [ _ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from     to
                                                  ----   ----

                          Commission file number 0-7642

                              MEGADATA CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                    NEW YORK
          -------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   11-2208938
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

      47 ARCH STREET, GREENWICH, CT                         06830
    ---------------------------------------               ----------
    (Address of Principal Executive Office)               (Zip Code)

Registrant's telephone number, including area code: 203-629-8757
                                                    ------------
                        Securities registered pursuant to
                         Section 12(b) of the Act: NONE
                                                   -----
                              Securities registered
                            pursuant to Section 12(g)
                                   of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]    NO [ ]
                                   -----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2002 was $ 476,000

Thenumber of shares of common stock, $0.01 par value, outstanding as of
                         January 29, 2003 was 3,473,115

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2002, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.


     (A)  GENERAL  DEVELOPMENT  OF  BUSINESS.

     Megadata Corporation ("Megadata" or the "Company"), a New York corporation founded in 1967, is a supplier of information, data services, and software serving the needs of the aviation industry, primarily airlines, airports and other aviation related companies. Its principal business is the delivery of data and software by subscription from its PASSUR (Passive Secondary Surveillance Radar) Network of flight tracking systems.

     The Company's flight information is derived from the PASSUR System. PASSUR is a passive radar, which, without emitting any active signals, receives aircraft identification and altitude information from aircraft transponder transmissions, which are interrogated by existing secondary surveillance radars.

     In the past, the Company's revenues were generated primarily from the sale of PASSUR radar systems. The Company has transitioned its business model from selling PASSUR systems to selling subscription services from the data derived from its PASSUR Network through developed software and decision support products, both end-user based and internet based.

     The objectives of the existing strategy are to (1) considerably increase available market share; (2) reduce the selling cycle; (3) leverage current relationships with large airlines and airports to generate greater sales through value-added products; and (4) gain subscription revenue over time.

     The Company's services address airspace capacity enhancement, airline and airport operational efficiency, customer service, and safety and security. This market is in excess of $15 billion. Limited availability of accurate and timely information and its poor flow throughout the aviation system is a major impediment to reducing delays and cancellations, improving operating efficiency of airlines and airports, and timely decisions required to handle emergencies that might threaten safety and security. Currently there are a number of large and sophisticated command and control systems designed to help airlines and airports with these issues, but their performance is limited by the quality and availability of timely and accurate information input. Access to domestic and international terminal area information is fragmented and often controlled and filtered by government sources or not available at all.

     Management believes that as airlines and airports seek to improve profitability by reducing costs and improving safety and security, PASSUR's data, software and information products take on an increasingly important and critical role. Over the past three years, Megadata made a substantial capital investment in installing passive radar systems in major airports in order to create an information network capable of providing timely, accurate and critical information to its airline and airport customers. The Company continues to upgrade its technical and development capabilities, and works in conjunction with its customers to develop a suite of customer-focused information products directly aimed at improving the operations of its airline and airport customers. The Company is continuing to build its own internal sales and marketing organization. Finally, the Company has developed and continues to develop a number of valuable commercial relationships with system integrators who can use its information as part of a larger suite of products and provide greater value to customers.

     The Company has a suite of software products, including FlightPerform, FlightSure, RapidResponse, AirportMonitor, and IROPSNet, currently available for distribution. FlightPerform, formerly PASTRACK, is an integrated operations control and management system used by airlines at their dispatch and station control centers. FlightSure is the Company product most frequently used by major airports; it provides data and software for integrated noise management and monitoring systems, as well as for operations control. AirportMonitor is an internet-based application which provides the surrounding airport communities with live flight traffic (delayed for security purposes) as part of their public noise abatement programs. IROPSNet is an internet-based application designed to address the airport/airline management coordination during disruptions caused by weather, security and emergency situations through instant communications between all the necessary parties.

     The Company generates revenues by selling either (1) subscription-based information - derived from a PASSUR system, which is part of the "PASSUR Network", or (2) equipment - a PASSUR system. Under the subscription-based model, the customer subscribes to the information on a monthly basis pursuant to a subscription agreement, which may be for a multi-year period. The agreement also provides that the information from the PASSUR system cannot be resold or used for unauthorized purposes. When systems are sold, Megadata retains both proprietary and distribution rights to the data generated from such systems and can distribute such data at the Company's sole discretion.

     Currently, PASSUR flight track coverage is available for 27 of the top 40 airports in the United States, including 9 of the top 10. In addition, 5 of the top 6 airlines utilize the information, data and software information products derived from the Megadata PASSUR Network. There have been over 50 PASSUR system installations worldwide.

     The Company has incorporated the strictest levels of security in both the information generated by the PASSUR Network and the availability of that information to the end users.

     TECHNICAL DESCRIPTION

     The PASSUR system, without emitting any active signals, receives aircraft identification and altitude information from aircraft transponder transmissions, which are interrogated by existing secondary surveillance radars. Received signals are processed in a standard workstation and displayed on a high-resolution color graphics data display to provide the PASSUR application software real-time identification and tracking of aircraft in flight. The display presentation for FlightPerform is similar to that provided to air traffic controllers. The presentation of flight tracks can be in real time or can be switched to a mode that permits observance of historical data for selected time periods.

     AIRLINE CUSTOMERS

     The FlightPerform software is an accurate source of critical information used to enhance situational awareness. Airlines use the information to drive a number of operating efficiencies that improve performance and increase customer satisfaction, as well as operating profits. Some benefits of the PASSUR system include:

     o Accurate arrival and estimated time of arrival ("ETA") information available for airlines, particularly during irregular operations. The information is also expandable for use in terminal passenger data services such as Flight Information Display Systems ("FIDS") or other displays.

     o The ETA information can be utilized to provide compliance with the aviation community's goal of providing timely and accurate flight information to customers.

     o Accurate arrival data and ETA's for managing airport operations. With better arrival information airlines can more effectively manage connecting flights during push periods. This tool complements gate management and staff scheduling programs and thus, enhances productivity improvements for ground personnel and support functions.

     o Accurate information for airlines to help manage diversions. A more accurate picture of the terminal airspace and current holding patterns enables airlines to make better decisions about whether to divert aircraft during irregular operations.

     o Ability to replay flight events to support post-operations analysis. The playback of flight tracks and events allows airlines to conduct a more thorough analysis of those events and thereby creates opportunities to improve the efficiency and safety of operations.

     o Enhance safety and security. Real time situational awareness and an immediate replay capability provide airlines and governmental agencies with the ability to be fully informed and proactive in responding to emergency events.

     o Enhance the collaborative decision making process at airports by providing a web-based interactive decision making tool (IROPSNet) to allow the Federal Aviation Administration, airlines and the local Port Authority to better communicate and make more effective decisions during irregular operations.

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

     In 2000, the Company introduced an Airport Operations version of FlightPerform. This product provides airports with a predictive anticipatory operations decision-making tool to effectively plan for arriving aircraft as well as a playback capability for post-operational analysis and planning. During fiscal 2002, the Company completed and released new data and software products in direct response to customer requests and needs, including AirportMonitor (real time updates to educate the local community on flight behavior relating to noise issues), RapidResponse (immediate situational awareness and replay capabilities to enhance safety and security) and IROPSNet (airport and airline community collaborative decision making tool). The Company continues to develop software applications, both internet-based and end-user based, in direct response to the needs of the aviation community. The Company anticipates that products based on these software applications, currently still in the developmental stage, will become available for general release during fiscal 2003.

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Not applicable.

    (C) NARRATIVE DESCRIPTION OF BUSINESS.

     The Company is a supplier of information, data services, and software intended to satisfy the needs of the aviation industry primarily airlines, airports, and other aviation related companies. Its principal business is the delivery of data and software by subscription from the PASSUR Network of flight tracking systems.

1. PRODUCTS.

     The Company has transitioned from being a supplier of passive surveillance systems (a capital equipment business) to a provider of subscription-based data and information products supplied by its PASSUR Network. These products leverage the extensive passive surveillance data available through the PASSUR Network to provide application-specific efficiency tools to airlines, airports and related commercial businesses.

     (i) The PASSUR System


     The PASSUR system, together with associated data and software products is a reliable and cost effective source of time-critical and valuable information about the position and flight path of aircraft. PASSUR is the engine that drives all present and future data, information, and solution products sold by the Company. The Company, under an exclusive license for patented technology owned by a third party, has used its proprietary hardware, data, and software to develop an enhanced line of products. This license agreement, which extends for the life of various patent expirations through the year 2013, is important in protecting the unique nature of the Company's PASSUR product line. These PASSUR systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars.

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

     (ii) Solution Services from the PASSUR Network


     The solution services are a series of decision support tools and software solutions developed to improve quality and operating efficiency of specific airline and airport operations. Megadata currently provides a complete solution to customers either directly or through system integrators, primarily in the airport markets. In addition, IROPnet is an example of a solution service.

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

4. DEPENDENCE ON CERTAIN CUSTOMERS.

     During the fiscal year ended October 31, 2002, three (3) customers (Continental Airlines, Massachusetts Department of Airports and Los Angles Department of Airports) accounted for approximately 42% of revenues. Those three customers accounted for 19%, 15% and 8% of revenues, respectively. As of October 31, 2001, three (3) customers (Continental Airlines, United Airlines and Sabre Decision Technologies) accounted for approximately 30% of revenue. Those three customers accounted for 15%, 8%, and 7% of revenues, respectively. As of October 31, 2000, three (3) customers (Air Canada, United Airlines and San Jose International Airport) accounted for approximately 62% of revenue. Those three customers accounted for 40%, 11%, and 11% of revenues, respectively.

5.  BACKLOG FOR SUBSCRIPTION REVENUE AGREEMENTS.


     The Company's committed backlog for subscription and maintenance services at October 31, 2002 amounted to approximately $3,346,000. Of this amount, $1,274,800 is scheduled for delivery or performance before October 31, 2003 and the balance of $2,071,200 is scheduled for delivery or performance in subsequent years. The backlog at October 31, 2001 and 2000 amounted to approximately $1,027,000 and $627,000 respectively. Backlog consists of written purchase orders or contracts.

6.  COMPETITION.

     The Company is offering the PASSUR system for passive detection of aircraft in flight. These products are, to the best of the Company's knowledge, relatively unique with little competition. Depending on the end use of the Company's products, the Company's primary competitors include Dimensions International, Sabre, Inc., BAE, Inc., and Lockheed Martin. The Company also sells to systems integrators, including BAE, Inc, and Lochard Pty, Ltd, some of which also sell products that are competitive with those offered by the Company. Most of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources than the Company.

7. RESEARCH AND DEVELOPMENT.


     The Company's Research and Development ("R&D") effort is focused primarily on software and hardware enhancements to the PASSUR systems and continues to allocate additional resources in developing and maintaining the new software applications and decision support products, currently in development, which will eventually expand the Company's software suite of products.

     During the fiscal year ended October 31, 2002, the Company incurred approximately $406,000 in expenditures for R&D, none of which was customer sponsored. In fiscal year ended October 31, 2001, approximately $288,000 was expended on R&D and in fiscal year 2000 approximately $149,000 was expended on R&D.

8. ENVIRONMENTAL COSTS.


     The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

9. EMPLOYEES.


     As of October 31, 2002, the Company employed 20 full time employees, including 5 officers.

     (D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS


     The following table sets forth the dollar amounts and the percentages attributable to the sale by the Company of its products during the past three fiscal years in and outside the United States:

    Net
 Revenues           2002                     2001                      2000
-----------     -----------              -----------               -----------
Domestic        $ 1,563,000    94.9%     $   909,000    96.6%      $ 1,049,000     59.7%

Exports              83,000     5.1%          32,000     3.4%          708,000     40.3%
-----------     -----------   -----      -----------   -----       -----------    -----

Total
 Revenues:      $ 1,646,000   100.0%     $   941,000   100.0%      $ 1,757,000    100.0%
                ===========   =====      ===========   =====       ===========    =====

ITEM 2. PROPERTIES.

     The Company's manufacturing and research facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building previously was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leases 12,000 square feet at an annual rental cost of $72,000.

     The Company's executive offices are located in a three-story office building at 47 Arch Street, Greenwich, Connecticut. Effective October 1998, the Company began leasing space from Field Point Capital Management Company, a company 100% owned by the Company's Chief Executive Officer at $1,000 per month rent. The Company believes these rates are competitive and are at or below market rates.

ITEM 3. LEGAL PROCEEDINGS.


     The Company is not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


             (A) MARKET INFORMATION.


     The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is traded on the over-the-counter bulletin board.

     The following table sets forth the range of high and low bid and asked quotations of the Common Stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

Period                                           Bid Prices*            Asked Prices*
----------------------------------          -------------------      -------------------
                                              High        Low          High        Low
                                            -------     -------      --------    -------
FISCAL YEAR ENDED OCTOBER 31, 2002
         FIRST QUARTER                      $   .50     $   .35      $    .90    $   .75
         SECOND QUARTER                         .51         .26           .75        .55
         THIRD QUARTER                          .45         .25           .55        .40
         FOURTH QUARTER                         .70         .25          1.01        .40

Fiscal Year Ended October 31, 2001
         First Quarter                      $   .9375   $  .625      $   1.03125 $   .875
         Second Quarter                         .625        .42          1.00        .45
         Third Quarter                          .42         .39           .62        .50
         Fourth Quarter                         .66         .35           .90        .60
----------------------------------------------------------------------------------------

     * The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

             (B) HOLDERS.

     The number of registered equity security holders of record at January 15, 2003 was 306, as shown in the records of our transfer agent.

             (C) DIVIDENDS.

     The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

       (d) Securities authorized for issuance under equity compensation plans.

------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                                              FOR FUTURE ISSUANCE
                                                                                                  UNDER EQUITY
                                                                                                COMPENSATION PLANS
                                         NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EXCLUDING SECURITIES
                                         BE ISSUED UPON EXERCISE      EXERCISE PRICE OF       REFLECTED IN COLUMN
PLAN CATEGORY                             OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS              (A)
------------------------------------------------------------------------------------------------------------------
                                                    (A)                      (B)                      (C)
------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLAN APPROVED BY
 SECURITY HOLDERS                                 1,018,000                 $.64                    82,000
------------------------------------------------------------------------------------------------------------------

EQUITY COMPENSATION PLANS NOT APPROVED
 BY SECURITY HOLDERS                                 75,000                 $.75                         -
------------------------------------------------------------------------------------------------------------------

TOTAL                                             1,093,000                 $.65                    82,000
------------------------------------------------------------------------------------------------------------------


The equity compensation plan, authorized for issuance that was adopted without the approval of the security holders, relates to an outstanding non-qualified stock option award. On September 9, 2002, the Company issued a 75,000 non-qualified stock option award, with a three-year vesting period, priced at the fair market value on date of issuance, to the Company's President and Chief Technology Officer

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated statements of operations data for the fiscal years ended October 31, 2002, 2001 and 2000, and the consolidated balance sheet data as of October 31, 2002 and 2001, have been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended October 31, 1999 and 1998, and the selected consolidated balance sheet data as of October 31, 2000, 1999 and 1998, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Selected Statement of Operations Data:

                                                         YEARS ENDED OCTOBER 31,
---------------------------------------------------------------------------------------------------
                                    2002         2001          2000           1999         1998
                                -----------   -----------   -----------   -----------   -----------
Net
Revenues                        $ 1,645,687   $   940,637   $ 1,756,602   $ 1,100,641   $ 1,053,243

Net
Loss                            $(2,110,212)  $(1,629,490)  $  (582,824)  $  (322,812)  $  (880,749)

Net Loss Per
Common Share --
Basic and diluted (1)           $      (.61)  $      (.47)  $      (.22)  $      (.13)  $      (.35)

Dividend Declared                         -             -             -             -             -



---------------------------------------------------------------------------------------------------

Selected Balance Sheet Data:
                                                            OCTOBER 31,
---------------------------------------------------------------------------------------------------


                                   2002           2001         2000           1999         1998
                                -----------   -----------   -----------   -----------   -----------
 Total Assets                   $ 4,449,999   $ 3,356,343   $ 2,348,082   $ 1,572,865   $ 1,794,990

 Long-Term
 Debt (2)(3)(4)(5)(6)(7)(8)     $ 5,705,000   $ 3,090,000   $   152,985   $   337,945   $   625,548

 Total Shareholders'
    (Deficit) Equity            $(3,077,786)  $ (988,824)   $   604,216   $   (14,854)  $   307,958

(1) Net loss per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.
(2) The mortgage loan to Roslyn Savings Bank was paid in full upon the sale of the Company's mortgaged property on October 22, 1999.
(3) Long-term debt for 1997 included a $100,000 note payable, which was due after October 31, 1998.
(4) Long-term debt for 1998 included a $25,000 note payable and a $37,894 installment note payable, which were due after October 31, 1999.
(5) Long-term debt for 1999 included $325,000 of notes payable and $12,945 of installment notes payable, which were due after October 31, 2000.
(6) Long-term debt for 2000 included $150,000 of notes payable, and $2,985 of installment notes payable, which are due after October 31, 2001.
(7) Long-term debt for 2001 consists of notes payable - Related party which are due after October 31, 2002.
(8) Long-term debt for 2002 consists of notes payable - Related party which are due after October 31, 2003.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUES

The Company has transitioned from a seller of equipment (one-time sales) to a provider of subscription-based data and decision support information supplied from its PASSUR Network. On October 31, 2002, the Company completed its second complete fiscal year incorporating this business plan. Revenues during fiscal 2002 increased by approximately $705,000, or 75%, to $1,646,000 in fiscal 2002 from $941,000 in fiscal 2001. This increase was primarily due to an increase in the Company's subscription-based revenues of $426,000, or 95% as compared to fiscal 2001.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data from the Company-owned PASSUR Network. Subscription-based revenues as well as maintenance revenues increased approximately $445,000, or 50%, for fiscal 2002, when compared to fiscal 2001. The Company also sold one system in fiscal 2002, at a specific customer's request, which resulted in an increase in system sales of approximately $269,000 as compared to fiscal 2001. The Company's business plan is to focus on increasing subscription-based revenues; however, the Company from time to time will sell PASSUR systems only at a customer's specific request.

Revenues during fiscal 2001 decreased by approximately $816,000, or 46%, to $941,000 from $1,757,000 in fiscal 2000. This decrease was primarily due to the decrease in system sales as a result of the Company's decision to replace one time system sales with recurring subscription-based revenues. The Company's system sales for fiscal 2001 and 2000 were $24,000 and $1,103,000, respectively.

The Company shipped nine and installed two Company-owned PASSUR systems during fiscal 2002, which were capitalized as part of the "PASSUR Network". The Company will continue to expand the PASSUR Network by installing additional PASSUR systems throughout fiscal 2003. As a result of increasing demand for data solutions generated from the PASSUR system(s), the Company has completed the production of ten additional units produced during the fourth quarter of fiscal 2002. The Company will continue to market the data generated from the PASSUR Network directly to airlines, airports and aviation related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. With 33 Company owned PASSUR's located at various airports throughout the continental United States at the end of fiscal 2002; the Company believes the revenue stream from the "PASSUR Network" in the form of subscriptions-based revenue will continue to increase as it has over the past 24 months.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenues of approximately $23,000 for fiscal 2002 as compared to approximately $32,000 in fiscal 2001.

COST OF SALES

Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription revenues primarily consist of direct labor, overhead costs and the amortization of certain equipment. Also included in costs of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing systems. Cost of sales in each reporting period is impacted by the number of PASSUR systems in production as the costs of producing systems are charged to inventory in that period.

The Company has not segregated its cost of sales between cost of tangible products and cost of services, as it is not practical to segregate such costs. During fiscal 2002, cost of sales increased by approximately $353,000, or 76%, as compared to fiscal 2001. This increase is primarily due to increases in the costs associated with the sale of a system; costs associated with the upgrades of existing systems; communication costs; and overhead costs (and amortization) associated with maintaining and expanding the Company's "nationwide" network of systems.

Cost of sales during fiscal 2001 of $462,000 decreased by $398,000, as compared to fiscal 2000. This decrease was due to the fact that no systems were sold during 2001 together with the write-off of $126,000 of inventory associated with all non-PASSUR product lines which the Company decided to discontinue as well as other obsolete inventory in fiscal 2000.

RESEARCH AND DEVELOPMENT

During fiscal 2002, research and development increased by approximately $117,000, or 41%, as compared to fiscal 2001. The Company continues to invest in research and development to develop additional applications for its PASSUR customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products as well as additional development costs allocated to the development of new software applications requested by customers. There were no customer sponsored research and development activities during fiscal 2002 or fiscal 2001. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

During fiscal 2002, selling, general and administrative expenses increased by approximately $481,000, or 29%, as compared to fiscal 2001. Increases occurred in salaries (additional sales and marketing personnel were hired), professional and consulting fees, travel, promotion and advertising expenses as well as unabsorbed labor and overhead costs for fiscal 2002.


The Company continues to increase its sales and marketing efforts in order to market new and existing products. The Company expects that its sales and marketing expenses in fiscal 2003 will continue to grow as part of the Company's new business strategy. The Company is also increasing its presence at industry conventions throughout the United States and Europe.

OTHER INCOME (EXPENSE)

Interest income and interest expense to unrelated parties were not significant in fiscal 2002 and fiscal 2001.

Interest expense-related party increased by approximately $234,000, or 135%, in fiscal 2002, as compared to fiscal 2001. The increase is due to additional borrowings the Company incurred during fiscal 2002 in the amount of $2,615,000 from its significant shareholder.

INCOME TAXES

The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $11,100,000 in tax loss carryforwards to offset possible future income. The Company also has available $25,000 in general business tax credit carryforwards. These carryforwards expire in various tax years through 2022. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $4,300,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

NET LOSS

The Company incurred a net loss of $2,110,000, or $.61 per diluted share, during fiscal 2002, as compared to a net loss of $1,629,000, or $.47 per diluted share, in fiscal 2001.

During fiscal 2002, total costs and expenses of $3,345,000 were higher than total revenues and resulted in a loss from operations of $1,699,000. Total costs and expenses increased by $951,000, or 40%, as compared to such costs in fiscal 2001. Despite the increase in revenues of approximately 75% in fiscal 2002, increased costs associated with the placement, operation, development and marketing of the Company-owned PASSUR Network contributed to the additional loss.

During fiscal 2001, total costs and expenses of $2,394,000 were higher than total revenues and resulted in a loss from operations of $1,454,000. Total costs and expenses increased by $166,000, or 7%, as compared to fiscal 2000.

QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2002 and 2001. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of any normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances have been reclassified to conform to the presentation of balances as stated in this Annual Report on Form 10-K.

                                                                          THREE MONTHS ENDED
                                        ------------------------------------------------------------------------------------------
                                         OCT. 31,  JULY 31,  APRIL 30,  JANUARY 31,  OCT. 31,  JULY 31,   APRIL 30,  JANUARY 31,
                                           2002      2002       2002        2002       2001      2001       2001        2001
                                        ------------------------------------------------------------------------------------------

TOTAL NET REVENUES                      $496,704   $580,415   $272,769   $295,799    $221,285   $332,076   $208,038   $179,238

GROSS PROFIT                             437,704    391,443    (23,827)    24,829     189,553    241,254     56,885     (9,479)

NET (LOSS) / INCOME                     (532,910)  (392,321)  (680,694)  (504,287)   (512,456)  (302,316)  (426,239)  (388,479)

BASIC AND DILUTED NET (LOSS) / INCOME
 PER SHARE                              $  (0.15)  $  (0.11)  $  (0.20)  $  (0.15)   $  (0.15)  $  (0.09)  $  (0.12)  $  (0.11)
----------------------------------------------------------------------------------------------------------------------------------


IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002, the Company's current liabilities exceeded current assets by $1,130,000. At October 31, 2002, the Company's stockholders' deficit was $3,078,000. For fiscal 2002, the Company incurred a net loss of $2,110,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines as well as in new products which are currently being developed and deployed. The Company continues to increase the size of its owned "PASSUR Network," as well as expanding its existing software suite of products through the continued development of new product offerings, which management believes will lead to increased subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through the end of fiscal 2003. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

Net cash used from operating activities for fiscal 2002 was approximately $1,361,000. Cash flow used in investing activities for fiscal 2002 was approximately $1,173,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs. Cash flow provided by financing activities of approximately $2,611,000 is primarily from $2,615,000 in notes payable - related party. No principal payments on notes payable - related party were made during fiscal 2002.

The Company was unprofitable in fiscal 2002. The Company continues to increase revenues as a result of the implementation of its subscription-based revenue model. However, costs associated with developing, maintaining and supporting such revenue streams continue to increase. Additionally, the aviation market has been impacted by budgetary constraints due to both the downturn in the current economy and the terrorist events of September 11, 2001. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel will continue to be issued. Since substantially all of the Company's revenues are derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and data software products obtained from the PASSUR Network remains strong and the Company anticipates an increase in future revenue. However, the Company cannot predict if such revenues will materialize. If sales do not increase, additional losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

CONTRACTUAL OBLIGATIONS

As of October 31, 2002, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS               PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------
                           TOTAL          LESS THAN 1 YEAR        1-3 YEARS
                         -----------       -----------           -----------
Operating Leases         $   250,474        $   81,036           $   169,438

Promissory Notes         $ 5,705,000                 -           $ 5,705,000
                         -----------       -----------           -----------

Total contractual cash
Obligations              $ 5,955,474        $   81,036           $ 5,874,438

CERTAIN RELATED PARTY TRANSACTIONS

In fiscal 2002, G.S. Beckwith Gilbert, Chairman and Chief Executive Officer and significant shareholder of the Company, loaned the Company $2,615,000 under promissory notes bearing interest at 9% per annum and maturing at December 31, 2002. As of October 31, 2002, the total notes payable due to Mr. Gilbert totaled $5,705,000 and are secured by the Company's assets. On January 1, 2003, the Company and Mr. Gilbert extended the maturity date of notes due Mr. Gilbert to December 31, 2003.

On June 30, 2000, Mr. Gilbert converted certain promissory notes of the Company, which matured on that date, into shares of Common Stock of the Company. The notes were originally issued by the Company between November 1998 and August 1999 in exchange for financing provided by Mr. Gilbert. Mr. Gilbert converted the full principal amount of the two notes and part of the principal amounts of nine other notes, together with interest accrued thereon (an aggregate amount of $583,144, including accrued interest) into 466,515 shares of Common Stock of the Company, at the conversion rate of $1.25 per share.

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

During fiscal 2002, the Company paid approximately $26,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of PASSUR systems which were built and completed in the fourth quarter of fiscal 2002. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect its reported financial results. Actual results may differ from these judgments under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company also recognizes revenue in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"), as amended, when applicable.

The Company's revenues are generated from the following: (1) subscription and maintenance agreements; (2) system sales, including system upgrade sales; and
(3) one-time license fees. The Company recognizes revenue from system sales when the system is shipped in accordance with SAB 101 and SOP 97-2.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. The Company invoices and records revenue pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement and in accordance with SOP 97-2. In many cases, the Company may invoice respective customers in advance of specified period(s), either quarterly or annually which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with SOP 97-2.

From time to time, the Company will receive one-time payments from customers for rights, including but not limited to the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. Such one-time payments are in the form of license fees. These fees are recognized as revenue ratably over the term of the license agreement or expected useful life of such license arrangement, whichever is longer, but typically five years.

Any deferred revenue is classified on the Company's balance sheet as a liability in the deferred income account until such time as revenue from services is properly recognized as revenue in accordance with SAB 101 and/or SOP 97-2 and the corresponding agreement.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS 86"). Costs incurred to develop computer hardware and software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales.

The Company's policy on capitalized software costs determines whether the costs incurred are classified as capitalized costs (in accordance with SFAS 86) or as research and development expenses. In cases whereby the Company capitalizes costs incurred with development of new hardware/software products, a product specification is designed and/or working model of the respective project is developed as the guideline for the criteria to capitalize costs associated with such project in accordance with SFAS 86.

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and any additional costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any costs incurred on projects which were completed and released to the general public, in the form of continued maintenance of such products, in accordance with SFAS 86. Management uses judgment in determining and evaluating whether development costs meet the criteria for immediate expense or capitalization.

The Company's net capitalized software costs at October 31, 2002 totaled $537,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121"). The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable or at each reporting period. An impairment is recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. The Company evaluates the periods of amortization continually in determining whether any events or circumstances warrant revised estimates of useful lives.

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at October 31, 2002 were approximately $3,077,000 and $537,000, respectively. Long-term fixed assets accounted for 81% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset and then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2002, based upon management's evaluation of the above asset groups, no impairments appear to exist. If these forecasts are not met the Company may have to record impairment charges not previously recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The basis for the recognition and measurement model under SFAS 121 for assets held for use and held for sale has been retained. SFAS 144 removes goodwill from its scope, thus eliminating SFAS 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of SFAS 141/142 on business combinations and goodwill and other intangible assets. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. SFAS 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is to be applied prospectively. The Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations or liquidity.

RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECTS ITS LOSSES TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

The Company has incurred significant losses during the last six fiscal years. The Company has incurred net losses of $2,110,000 during the fiscal year ended October 31, 2002, $1,629,000 during the fiscal year ended October 31, 2001 and $583,000 during the fiscal year ended October 31, 2000. As of October 31, 2002, its accumulated deficit was approximately $3,078,000. The Company anticipate that it will continue to incur net losses for the next several reporting periods. The company's ability to achieve and maintain profitability will depend upon its ability to generate significant revenues through new and current customer agreements, additional services and/or products offered to its existing customers and controlling the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

IF MEGADATA DOES NOT EXECUTE ITS BUSINESS PLAN OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO THE DEPRESSED AVIATION INDUSTRY MARKET, ITS RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD CONTINUE TO BE ADVERSELY AFFECTED.

The Company's revenues are solely derived from the aviation industry. The Company's subscription-based revenues increased by 95% during fiscal 2002 as the Company transitioned from a seller of equipment (one-time sales) to a supplier of data through software incorporating decision support tools on a subscription basis. The Company's future revenues and results of operations are dependent on its continued execution of its subscription-based revenue strategy and development of new software solutions and applications for the aviation industry. Due to the depressed aviation industry market, it is not assured that the Company will be able to continue to report growth in its subscription-based business or sustain its current subscription business. If the Company is unable to sustain and/or increase its levels of revenues, and it is not successful in reducing costs, its cash requirements may increase and the results of operations could continue to be adversely affected.

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIAL SIGNIFICANT FLUCTUATIONS.

The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

o    Delays and/or decreases in the signing and invoicing of new contracts;

o    The length of time needed to initiate and complete customer contracts;

o Revenue recognition relating from one-time sales events (selling or upgrading systems) versus subscription based sales;

o The introduction and market acceptance of new and enhanced products and services; o The costs associated with providing existing and new products and services; and

o Economic conditions in the United States and the impact on the aviation industry from the terrorist events of September 11, 2001.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods results of operations may be below the expected future performance based upon previous performances.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. The Company has obtained a commitment from its significant shareholder, Chairman and Chief Executive Officer to provide the resources necessary to meet working capital and liquidity requirements through October 31, 2003. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of its existing product line and service offerings, as well as its ability to develop, provide and sell its new products in an industry for which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the near future. The Company may need to raise additional funds in order to support discretionary capital expenditures. These discretionary expenditures in some cases may be beyond the scope and normal operating requirements for which the Company has a commitment from its significant shareholder to fund, and therefore, may not be approved. In such case, the Company may be required to abandon such activities by either, terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and grow the Company could become adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNTS FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT WOULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's business plan is to obtain additional customers, but anticipates that near term revenues and operating results will continue to depend on large contracts from a small number of customers. As a result of this concentration of its customer base, an inability to replace one or more of these large customer contracts could materially adversely affect its results of operations and financial condition.

THE COMPANY DEPENDS UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES.

The Company's future performance depends on the continued services of our key technical and engineering personnel. Significant improvements have been made in the past year to address such issues, in particular, technical redundancy, but the Company continues to depend on the efforts of a limited number of key personnel. The employment of any of our key personnel could cease at any time subject to prior notice.

THE PASSUR NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays or cessation in service to its customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

THE COMPANY MAY BE SUBJECT TO EXISTING AND NEWLY ISSUED GOVERNMENT REGULATIONS RELATING TO THE DISTRIBUTION OF FLIGHT-TRACKING DATA.

The Company currently maintains the strictest safety regulations for its data in order to comply with current government regulations. Due to the continued growing safety needs and concerns of the aviation industry, new government regulations may be implemented. Such new regulations may in some cases, hinder the Company's ability to provide current and/or additional services.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and the information provided elsewhere in this Annual Report on Form 10-K (including, without limitation, "Liquidity and Capital Resources," above) contain forward-looking statements regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR network and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to the recent terrorist events. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the products and their use in flight dispatch information services and the impact of those uncertainties on the Company's business and the significant shareholder's continued support. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


     See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

     See Part II, Item 7 of this Annual Report on Form 10-K for selected quarterly financial data.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                         Report of Independent Auditors



Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Megadata Corporation and Subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended October 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Megadata Corporation and Subsidiaries at October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                 /s/ Ernst & Young LLP


             Melville, New York
             January 15, 2003



                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                                          OCTOBER 31,
                                                                                     2002             2001
                                                                               ---------------- ----------------
         ASSETS
         Current assets:
            Cash                                                                 $    86,334    $     8,961
            Accounts receivable, net                                                 230,676         78,973
            Inventories                                                              303,633        246,901
            Prepaid expenses and other current assets                                 72,197         15,571
                                                                                 -----------    -----------
         Total current assets                                                        692,840        350,406

         Property, plant and equipment, net                                          133,233        176,879
         PASSUR network, net                                                       3,070,784      2,481,194
         Software development costs, net                                             537,057        331,779
         Other assets                                                                 16,085         16,085
                                                                                 -----------    -----------
                                                                                 $ 4,449,999    $ 3,356,343
                                                                                 ===========    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current liabilities:
            Accounts payable                                                     $   456,755    $   486,082
            Accrued expenses and other current liabilities                           418,775        411,125
            Accrued expenses--related parties                                        162,881        119,248
            Deferred income                                                          784,374        234,308
            Installment notes payable                                                   --            4,404
                                                                                 -----------    -----------
         Total current liabilities                                                 1,822,785      1,255,167

         Notes payable--related party                                              5,705,000      3,090,000
                                                                                 -----------    -----------
                                                                                   7,527,785      4,345,167
         Commitment and contingencies

         Stockholders' deficit:
            Preferred shares - authorized 5,000,000 shares, par value $.01 per
              share; none issued or outstanding                                         --             --
            Common shares--authorized 10,000,000 shares, par value
              $.01 per share; issued 4,169,615 in 2002 and 2001                       41,696         41,696
            Additional paid-in capital                                             3,716,832      3,695,582
            Accumulated deficit                                                   (5,212,839)    (3,102,627)
                                                                                 -----------    -----------
                                                                                  (1,454,311)       634,651
         Treasury Stock, at cost, 696,500 shares in 2002
             and 2001                                                             (1,623,475)    (1,623,475)
                                                                                 -----------    -----------
         Total stockholders' deficit                                              (3,077,786)      (988,824)
                                                                                 -----------    -----------
         Total liabilities and stockholders' deficit                             $ 4,449,999    $ 3,356,343
                                                                                 ===========    ===========

         SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                     YEARS ENDED OCTOBER 31,
                                                                2002          2001            2000
                                                            ------------------- ---------------------
             Revenues:
    Subscription                                           $   874,148    $   447,777    $   125,420
    Maintenance                                                456,001        437,440        452,036
    Systems                                                    292,963         23,650      1,102,508
    Other                                                       22,575         31,770         76,638
                                                           -----------    -----------    -----------
   Net revenues                                              1,645,687        940,637      1,756,602
                                                           -----------    -----------    -----------

Cost and expenses:
   Cost of sales                                               815,538        462,424        860,487
   Research and development                                    404,608        287,938        148,540
   Selling, general and administrative expenses              2,125,040      1,643,899      1,218,825
                                                           -----------    -----------    -----------
                                                             3,345,186      2,394,261      2,227,852
                                                           -----------    -----------    -----------

Loss from operations                                        (1,699,499)    (1,453,624)      (471,250)

Other income (expense):
   Interest income                                               1,118          3,343          8,108
   Interest expense                                               (887)        (3,278)        (4,475)
   Interest expense--related party                            (408,009)      (173,651)      (121,050)
   Other income                                                   --             --            8,110
                                                           -----------    -----------    -----------
Loss before income taxes                                    (2,107,277)    (1,627,210)      (580,557)
Provision for income taxes                                       2,935          2,280          2,267
                                                           -----------    -----------    -----------
Net loss                                                   $(2,110,212)   $(1,629,490)   $  (582,824)
                                                           ===========    ===========    ===========

Basic and diluted loss per common share                    $      (.61)   $      (.47)   $      (.22)
                                                           ===========    ===========    ===========
Weighted-average shares used in the calculation of basic
   and diluted net loss per common share                     3,473,115      3,473,115      2,670,132
                                                           ===========    ===========    ===========


             SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries

            Consolidated Statements of Stockholders' (Deficit) Equity

                  Years Ended October 31, 2002, 2001, and 2000





                                    COMMON
                                 SHARES AFTER
                                   DEDUCTING                                                                              TOTAL
                                   TREASURY        COMMON       ADDITIONAL                                            STOCKHOLDERS'
                                     STOCK         SHARES         PAID-IN         ACCUMULATED      TREASURY STOCK       (DEFICIT)
                                                   AMOUNT         CAPITAL           DEFICIT                              EQUITY
                                 -------------------------------------------------------------------------------------------------
Balance at October 31, 1999      2,511,600         32,031        $2,460,653       $  (890,313)        $(1,617,225)       $ (14,854)
Exchange of note payable for
    Common stock                   466,515          4,665           578,479              --                  --            583,144
Purchase of treasury stock          (5,000)          --                --                --                (6,250)          (6,250)
Exercise of common stock
    Warrants                       500,000          5,000           620,000              --                  --            625,000
    Total comprehensive loss          --             --                --            (582,824)               --           (582,824)
                                 -------------------------------------------------------------------------------------------------
Balance at October 31, 2000      3,473,115         41,696         3,659,132        (1,473,137)         (1,623,475)         604,216
Common stock options granted
    for services performed                                           36,450                                                 36,450
Total comprehensive loss              --             --                --          (1,629,490)               --         (1,629,490)
                                 -------------------------------------------------------------------------------------------------
Balance at October 31, 2001      3,473,115         41,696         3,695,582        (3,102,627)         (1,623,475)        (988,824)
Common stock options granted
    for services performed
                                                                     21,250                                                 21,250
    TOTAL COMPREHENSIVE LOSS          --             --                --          (2,110,212)               --         (2,110,212)
                                 -------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2002      3,473,115         41,696        $3,716,832       $(5,212,839)        $(1,623,475)     $(3,077,786)
                               ===================================================================================================



SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                     YEARS ENDED OCTOBER 31,
                                                                2002          2001           2000
                                                             -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(2,110,212)   $(1,629,490)   $  (582,824)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                             406,163        278,153        179,653
     Provision for bad debts                                     4,350
     Loss on Network Disposal                                   15,271
     Interest expense converted into common stock                 --             --           33,144
     Common stock options granted for services performed
                                                                21,250         36,450           --
     Changes in operating assets and liabilities:
       Accounts receivable                                    (156,053)        96,215        (89,951)
       Inventories                                             (56,732)         6,148         89,890
       Prepaid expenses and other current assets               (56,626)        (2,036)        48,467
       Other assets                                               --             --            7,325
       Accounts payable                                        (29,327)       243,517        205,642
       Deferred income                                         550,066         95,399         32,240
          Accrued expenses and other current liabilities        51,283        131,772        152,759
                                                           -----------    -----------    -----------
Total adjustments                                              749,645        885,618        659,169
                                                           -----------    -----------    -----------
Net cash (used in) provided by operating activities         (1,360,567)      (743,872)        76,345
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                                (937,574)    (1,080,886)    (1,178,354)
Capital expenditures                                           (14,202)       (34,205)       (62,433)
Software development costs                                    (220,880)      (331,779)          --
                                                           -----------    -----------    -----------
Net cash used in investing activities                       (1,172,656)    (1,446,870)    (1,240,787)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                        --             --           (6,250)
Proceeds from  notes payable--related party                  2,615,000      2,140,000        975,000
Payments of installment notes                                   (4,404)        (9,387)       (34,494)
                                                           -----------    -----------    -----------
Net cash provided by financing activities                    2,610,596      2,130,613        934,256
                                                           -----------    -----------    -----------

Increase (decrease) in cash                                     77,373        (60,129)      (230,186)
Cash--beginning of year                                          8,961         69,090        299,276
                                                           -----------    -----------    -----------
Cash--end of year                                          $    86,334    $     8,961    $    69,090
                                                           ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
      Exchange of notes payable
    - related party for common stock                              --             --      $   550,000
Common stock warrants exercised by exchanging notes
   payable - related party                                        --             --      $   625,000
Cash paid during the year for:
   Interest                                                $   387,545    $   163,401    $    84,769
   Income taxes                                            $     2,935    $     2,280    $     2,090





SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2002

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Megadata Corporation, (the "Company") is a supplier of information, data services, and software intended to satisfy the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. Its principal business is the delivery of data and software by subscription from its PASSUR Network of flight tracking systems. The Company also sells PASSUR Systems only at specific customer requests. The Company operates in one business segment: as a supplier of information, data services, software, and communication products for the aviation industry.

BASIS OF PRESENTATION

At October 31, 2002, the Company's current liabilities exceeded current assets by $1,130,000, it had a stockholder's deficit of $3,078,000, and it incurred a net loss of $2,110,000 for the year ended October 31, 2002.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR information capabilities in its existing product lines, as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through the end of fiscal 2003. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Megadata Corporation and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, SOFTWARE REVENUE RECOGNITION, as amended. SOP 97-2 delineates the accounting practices for software products, maintenance and support services and consulting revenue. Under SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g. maintenance, support and other services), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

The Company recognizes revenue on the sale of products and systems when the products or systems have been shipped and in accordance with Staff Accounting Bulletin 101, or SAB 101 and SOP 97-2. Installation charges, if any, are not material and are recognized when installation services are completed.

The Company recognizes services and maintenance revenues on a straight-line basis over the service contract period. Revenues for data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer's receipt of the data.

The Company recognizes license fee revenues on a straight-line basis over either the term of the license agreement or the expected useful life of such license arrangement, whichever is longer, which typically does not exceed five years.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead, which is related to the purchase and manufacturing of inventories.

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the estimated useful life of the improvements or the term of the lease, including renewal options expected to be exercised, whichever is shorter. Routine repair and maintenance are expensed when incurred.

PASSUR NETWORK

The PASSUR network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR systems (the "PASSUR Network"), are recorded at cost, net of accumulated depreciation of $680,000 and $362,000 as of October 31, 2002 and 2001, respectively. Depreciation is charged to cost of sales and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. Units, that are not placed into service (at October 31, 2002 total nine units), are not depreciated until such time. During fiscal 2002, 2001 and 2000, the Company capitalized $907,000, $1,081,000 and $1,178,000 of costs related to the PASSUR Network, respectively.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales. Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2002 are recoverable through anticipated future sales of such applicable products. During fiscal 2002, the Company capitalized $221,000 related to software development projects, of which certain projects were completed and released for sale and certain projects were still in development as of October 31, 2002.

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

COST OF SALES

The Company has not segregated its cost of sales between cost of tangible products and cost of services, as it is not practicable to segregate such costs. Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription revenues primarily consist of direct labor and the amortization of certain equipment. Also included in costs of sales (in prior reporting periods) is the unabsorbed labor and overhead costs relating to the production of the PASSUR systems. Cost of sales in each reporting period is impacted by the number of PASSUR systems that are in production as unabsorbed production costs are expensed in costs of sales in each period.

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

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


NET LOSS PER COMMON SHARE INFORMATION

The Company reports basic and diluted net loss per common share in accordance with the Financial Accounting Standards Board Statement No. 128, "EARNINGS PER SHARE." Net loss per common share was computed using the weighted-average number of common shares outstanding during the period. Conversion of the common equivalent shares relating to outstanding stock options and warrants is not assumed since the results would have been antidilutive.

DEFERRED INCOME

Deferred income includes advances received on maintenance agreements and/or subscription services which are derived from the Company's PASSUR Network and which may be prepaid either annually or quarterly, as well as advanced one-time payments received for license fees relating to Company software applications. Revenues from maintenance and subscription services are recognized in income as earned over the maintenance and/or subscription period that coincides with the respective agreement. Revenues from license fees are recognized in income on a straight-line basis over either the term of the license agreement or expected useful life of such license arrangement, whichever is longer, which typically does not exceed five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's cash, receivables, accounts payable and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair values of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar source, terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at October 31, 2002.

STOCK-BASED COMPENSATION

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, Statement of Financial Accounting Standards Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK BASED COMPENSATION and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

                      Megadata Corporation and Subsidiaries

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which supersedes FASB Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." The basis for recognition and measurement model under Statement No. 121 for assets held for use and held for sale has been retained. Statement No. 144 removes goodwill from its scope, thus eliminating Statement No. 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of Statement No. 141/142 on business combinations and goodwill and other intangible assets. Statement No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale.

Statement No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is to be applied prospectively. The Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations or liquidity.

RECLASSIFICATION

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

2. INVENTORIES

Inventories are summarized as follows:

                                                 OCTOBER 31,
                                           2002             2001
                                   ----------------- ----------------

Parts and raw materials              $     75,000       $   72,000
Work-in-process                             7,000            7,000
Finished goods                            222,000          168,000
                                   ----------------- ----------------
                                     $    304,000       $  247,000
                                   ================= ================

                      Megadata Corporation and Subsidiaries

3. PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consist of the following:

                                  ESTIMATED
                                   USEFUL                  OCTOBER 31,
                                    LIVES             2002             2001
                                 ------------ ----------------- ---------------

Leasehold improvements             3-5 years     $   105,000     $     104,000
Factory equipment                 5-10 years       2,277,000         2,270,000
Furniture and  fixtures           5-10 years         402,000           396,000
                                              ----------------- ---------------
                                              ----------------- ---------------
                                                   2,784,000         2,770,000
Less accumulated depreciation
    and amortization                               2,651,000         2,593,000
                                              ----------------- ---------------
                                              $      133,000     $     177,000
                                              ================= ===============

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $58,000, $54,000, and $44,000 for the years ended October 31, 2002, 2001, and 2000, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                          OCTOBER 31,
                                                     2002             2001
                                               ----------------- --------------
Accrued payroll, payroll taxes and benefits    $     179,000     $     151,000
Accrued professional fees                            120,000           102,000
Accrued license fees                                  75,000            75,000
Other accrued liabilities                             45,000            83,000
                                               ----------------- --------------
                                               $    419,000        $   411,000
                                               ================= ==============

5. NOTES PAYABLE--RELATED PARTY

On June 30, 2000, G.S. Beckwith Gilbert, Chairman and Chief Executive Officer of the Company, converted certain promissory notes of the Company that matured on that date into shares of common stock of the Company. The Company issued the notes to Mr. Gilbert between November 1998 and August 1999, in exchange for financing originally furnished by Mr. Gilbert. Mr. Gilbert converted the full principal amount of the two notes and part of the principal amounts of nine other notes, together with interest accrued thereon (an aggregate amount of $583,000, including accrued interest), into 466,515 shares of common stock of the Company, at the conversion rate of $1.25 per share.

                      Megadata Corporation and Subsidiaries

5. NOTES PAYABLE--RELATED PARTY (CONTINUED)

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

During fiscal 2002, Mr. Gilbert loaned the Company $2,615,000 in the aggregate under certain promissory notes bearing interest at 9% per annum and maturing on December 31, 2002. As of October 31, 2002, the notes payable due to Mr. Gilbert totaled $5,705,000 and were secured by the Company's assets. On January 1, 2003, the Company and Mr. Gilbert extended the maturity date of such notes due Mr. Gilbert from December 31, 2002 to December 31, 2003. Accordingly, the notes payable are classified as a non-current liability in the accompanying balance sheet.

6. LEASES

The Company's manufacturing and research and development facility is located in Bohemia, New York, under a lease that was extended for an additional three years commencing November 1, 2002 through October 31, 2005. Minimum rent under this agreement for the period ended October 31, 2002 approximates $72,000 per year. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount.

7. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2002, the Company has available a federal net operating loss carry-forward of approximately $11,100,000 for income tax purposes which will expire in various tax years from 2004 through 2022. The Company has approximately $25,000 of general business tax credit carry-forwards available which expire in various years through 2008. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $4,300,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

8. STOCK OPTIONS

The Company's stock option plans provide for the granting of stock options for up to 1,100,000 shares of the Company's common stock. The option price per share is the fair market value at date of grant, except on the issuance of non-qualified options in which the option price is not less than 85% of the fair market value of the common stock. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their options within five years of the date

                      Megadata Corporation and Subsidiaries

8. STOCK OPTIONS (CONTINUED)

of the grant and these options are exercisable at 110% of the fair market value of the common stock at the date of grant.

SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions.

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

In accordance with SFAS No. 123, pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these stock options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates ranging from 3.52% to 4.99% (depending on time of issuance) for fiscal 2002 and 4.5% for fiscal 2001 and 6.0% for fiscal 2000, no dividend yields on the common stock, volatility factors of the expected market price of the Company's common stock of 1.169 in fiscal 2002, 1.198 in fiscal 2001 and 1.252 in fiscal 2000, and an 8 year weighted-average expected life of the options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate and because the Company's employee stock options have characteristics significantly different from those of traded options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                      Megadata Corporation and Subsidiaries

8. STOCK OPTIONS (CONTINUED)


                                                                YEARS ENDED OCTOBER 31,
                                                     2002                2001                2000
                                             ------------------- --------------------- -------------------

Pro forma net loss                               $(2,157,000)        $(1,666,000)         $(616,000)
                                             =================== ===================== ===================
Pro forma net loss per common share--basic
   and diluted                                      $(.62)              $(.48)               $(.21)
                                             =================== ===================== ===================


Information with respect to options during the years ended October 31, 2002, 2001 and 2000 are as follows:




                                                      2002                         2001                         2000
                                                    --------                    ----------                   ----------
                                                           WEIGHTED                      WEIGHTED                   WEIGHTED
                                                           AVERAGE                       AVERAGE                     AVERAGE
                                                           EXERCISE                      EXERCISE                   EXERCISE
                                              OPTIONS       PRICE         OPTIONS         PRICE        OPTIONS        PRICE
                                          -------------- -------------- -------------- ------------- ------------ --------------

       Options outstanding-
         -beginning of year                   720,000         $  .69       617,500        $   .85       220,000         $.20
       Incentive options granted(1)           378,000            .56       210,000            .51       472,500         1.11
       Options canceled and expired            (5,000)          (.15)     (107,500)         (1.24)      (75,000)        (.63)
                                          --------------------------------------------------------------------------------------
       Options outstanding--
          end of year                       1,093,000          $ .65       720,000          $ .69       617,500         $.85
                                          ======================================================================================
       Options exercisable at
          end of year                         420,329          $ .71       190,075          $ .73        52,500         $.38
                                          ======================================================================================
       Weighted average fair value per
          share of options granted
          during the year                     $   .51                     $.   48                      $  1.07
                                          ==============                ==============               ============


(1) Amount includes 75,000 shares of non-qualifed stock options awarded outside of the approved 1999 Stock Incentive Plan during fiscal year ended October 31, 2002.

         The following table summarizes information about stock options outstanding at October 31, 2002:




                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ------------- ------------------ ------------------ --------------- ----------------

                                    WEIGHTED-AVERAGE                                        WEIGHTED-
                                        REMAINING          WEIGHTED-                        AVERAGE
     RANGE OF                         CONTRACTUAL          AVERAGE                          EXERCISE
  EXERCISE PRICES         SHARES         LIFE           EXERCISE PRICE       SHARES          PRICE
  ---------------         ------         ----           --------------       ------          -----
       $.15               162,500      6.7 years            $ .15           113,665           $.15
    $.25 - $.38           145,000      8.3 years              .30            40,000            .38
    $.40 - $.55           238,000      9.0 years              .46            46,666            .42
     $.63-$.84            415,000      8.3 years              .78           181,665            .81
    $1.63-$2.75            57,500      7.4 years             2.60            38,333           2.60
                     -------------                                       -----------
                        1,018,000                                           420,329
                     =============                                       ===========







As of October 31, 2002, there were 1,100,000 shares of common stock reserved for future issuance under the Company's stock option plan.

                      Megadata Corporation and Subsidiaries

8. STOCK OPTIONS (CONTINUED)

During fiscal 2001 and 2000, the Company granted 40,000 and 85,000 common stock options to certain consultants in exchange for services. These grants resulted in a charge of approximately $21,000 and $36,000 to general and administrative expenses for the fiscal years ended October 31, 2002 and 2001, respectively, based on the fair market value of such options at the date of grant and/or date of option vesting.

9. MAJOR CUSTOMERS

The Company sells its products and data subscription services primarily to airlines and their affiliates and airports. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

During the year ended October 31, 2002, three customers accounted for approximately 19%, 15%, and 8% of revenues. During the year ended October 31, 2001, three customers accounted for approximately 15%, 8%, and 7% of revenues. During the year ended October 31, 2000, three customers accounted for 40%, 11%, and 11% of revenues. The Company had export sales of approximately $83,000, $32,000 and $708,000 in fiscal 2002, 2001, and 2000, respectively. All sales, including export sales, are denominated in U.S. dollars.

10. RELATED PARTY TRANSACTIONS

Effective October 1998, the Company began leasing space from Field Point Capital Management Company at $1,000 per month rent. For the years ended October 31, 2002 and 2001, the Company reimbursed Field Point Capital Management Company, a company 100% owned by the Company's Chief Executive Officer, for services rendered, including rent and medical benefits of approximately $12,000 and $34,000, respectively.

During fiscal 2002, the Company paid approximately $26,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of PASSUR systems which were built and completed in the fourth quarter of fiscal 2002. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

11. ROYALTY AGREEMENT

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

                      Megadata Corporation and Subsidiaries

11. ROYALTY AGREEMENT (CONTINUED)

During October 1999, the license agreement was amended primarily with respect to when additional royalties would be payable by the Company for new installations of Company-owned systems assuming the minimum annual royalty payment requirement had been earned. Under the agreement, these additional royalties are payable based only upon a percentage of the revenue received from each Company-owned installation.

                      Megadata Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts



                                    ADDITIONS

                          BALANCE AT           CHARGED TO           CHARGED TO
                          BEGINNING OF         COSTS AND            OTHER ACCOUNTS         DEDUCTIONS         BALANCE AT END
DESCRIPTION               PERIOD               EXPENSES             - DESCRIBE             - DESCRIBE         OF PERIOD
-----------               ------               --------             ----------             ----------         ---------
October 31, 2002;

Reserves and allowances deducted from
asset accounts:

Reserve for estimated doubtful accounts
- accounts receivable.
                                      -         $     4,350                                                    $   4,350

Valuation allowance on
deferred tax asset        $ 3,300,000                                $ 1,000,000(a)                          $ 4,300,000
                          ------------------------------------------------------------------------------------------------------
                          $ 3,300,000           $     4,350          $ 1,000,000                             $ 4,304,350
                          ======================================================================================================

October 31, 2001;

Reserves and allowances deducted from
asset accounts:

Reserve for estimated doubtful accounts
- accounts receivable.
                                     -                                                                                 -
Valuation allowance on
deferred tax asset        $ 2,652,000                                $ 648,000 (a)                           $ 3,300,000
                          ------------------------------------------------------------------------------------------------------
                          $ 2,652,000                                $ 648,000                               $ 3,300,000
                          ======================================================================================================

October 31, 2000;

Reserves and allowances deducted from
asset accounts:

Reserve for estimated doubtful accounts
- accounts receivable.
                                    -                                                                                      -
Valuation allowance on
deferred tax asset        $ 2,340,000                                $ 312,000 (a)                           $ 2,652,000
                          ------------------------------------------------------------------------------------------------------
                          $ 2,340,000                                $ 312,000                               $ 2,652,000
                          ======================================================================================================



(a)  Record a valuation allowance for deferred tax assets


                                    PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


             (a) Identification of Directors.


    The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director and the position(s) with the Company, if any, held by each individual.



                                           Director            Director Position and Offices
    Name                            Age      Since             With Company
    ----------------------          ---      ----              -----------------------------

    G.S. Beckwith Gilbert           60       1997              Chairman of the Board, Chief
                                                               Executive Officer, and a
    Director

    Richard R. Schilling, Jr.       77       1974              Director

    John R. Keller                  62       1997              Executive Vice President, and a Director

    Bruce N. Whitman                69       1997              Director

    Paul L. Graziani                45       1997              Director

    James T. Barry                  41       2000             Chief Operating Officer, Chief Financial
                                                              Officer, Executive Vice President, Secretary and a
                                                              Director

     Delon Dotson                   46       2002             President, Chief Technology Officer and
                                                              a Director *

     Robert W. Baker                58       2002             Director **


    Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

* Effective September 9, 2002, Delon Dotson was appointed President and Chief Technology Officer. In addition, Mr. Dotson was elected to the Company's Board of Directors on such date.

** Effective August 26, 2002, Robert W. Baker was elected to the Company's Board of Directors.


   (b) Identification of Executive Officers.

 The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual and the year in which he or she began to serve in such capacity.



                                            Officer           Officer Position and Offices
 Name                              Age      Since             With Company
 ----                              ---      -----             ------------
 G. S. Beckwith Gilbert            60       1998              Chairman of the Board, Chief
                                                              Executive Officer, and a Director

 John R. Keller                    62       1970              Executive Vice President and a Director

 Dr. James A. Cole                 62       1988              Senior Vice President of Research &
                                                              Development

 Delon Dotson                      46       2002              President, Chief Technology Officer and
                                                              a Director *

 James T. Barry                    41       1998              Chief Operating Officer, Chief Financial
                                                              Officer, Executive Vice President, Secretary and a
                                                              Director

 Louis J. Petrucelly               28       2001              Chief Accounting Officer, Treasurer,
                                                              Controller and Assistant Secretary


 Matthew H. Marcella                45       2003             Vice President Software Development**


Each officer is elected to serve at the discretion of the Board of Directors.

* Effective September 9, 2002, Mr. Dotson was appointed President and Chief Technology Officer. In addition, Mr. Dotson was elected to the Company's Board of Directors on such date.

** Effective January 15, 2003, Mr. Marcella was appointed Vice President, Software Development.

           (c) Identification of Certain Significant Employees.


           None.

           (d) Family Relationship.


           None.

           (e) Business Experience.
           ------------------------


                  The following sets forth the business experience during the past five years of each director and executive officer:



         G.S. Beckwith Gilbert             Mr.  Gilbert  was  elected  Chairman  of the  Board in 1997 and was elected  to the  additional  post of  Chief  Executive  Officer  in
                                           October of 1998. In addition,  Mr.  Gilbert has been  President and
                                           Chief   Executive   Officer  of  Field  Point  Capital   Management
                                           Company,  a  merchant-banking  firm, since 1988. He is a partner of
                                           Wolsey  &  Co.,  a   merchant-banking   firm.   Mr.  Gilbert  is  a
                                           Director of Davidson Hubeny Brands.


         Richard R. Schilling, Jr.         Mr.  Schilling  is a  member  of the law  firm of  Burns,  Kennedy,
                                           Schilling & O'Shea, New York, New York.

         Robert W. Baker                   Mr. Baker held numerous  positions within American  Airlines,  Inc.
                                           before   retiring  in  May  2002,   including  most  recently  Vice
                                           Chairman and Executive Vice  President.  Currently,  Mr. Baker is a
                                           Presidential  Appointee  to the FAA  Management  Advisory  Council;
                                           Secretary Norman Mineta's Task Force on Aviation  Security;  and is
                                           an ATA  Security  Steering  Committee  Member.  Mr. Baker is also a
                                           trustee  of  Embry-Riddle   Aeronautical   University  and  Trinity
                                           College.   Mr.   Baker  is  a  Director   of  The   American   Lung
                                           Association,   Texas   State   Fair  and   Zale-Lipshy   University
                                           Hospital.

         Bruce N. Whitman                  Mr.  Whitman has been  Executive  Vice  President and a Director of
                                           FlightSafety  International  since  1962.  He is also a Director of
                                           Aviall  Inc.,  The Medal of Honor  Foundation  and The National Air
                                           and  Space  Museum.  Mr.  Whitman  is a  member  of  the  Board  of
                                           Governors of the Civil Air Patrol.

         Paul L. Graziani                  Mr.  Graziani  is the  President  and Chief  Executive  Officer of
                                           Analytical  Graphics,  Inc.,  a  leading  producer  of  commercial analysis  software for the  military,  intelligence  and aerospace industry.  During  2002,  Mr.  Graziani  won the "CEO of the Year"
                                           award from the  Eastern  Technology  Council and  "Businessman  of the  Year"  award  from  the  Great  Valley  Regional  Chamber  of
                                           Commerce.

         Dr. James A. Cole                 Dr. Cole is a Senior Vice President and the Director of Research and
                                           Development of the Company. Dr. Cole earned a Ph.D. in physics from
                                           Johns Hopkins University in 1966.




                                                                 27






         John R. Keller                    Mr.  Keller has been with the Company  since its inception in 1967 as one of the  co-founders.  Mr. Keller received his bachelors and master  degrees in  engineering  from New York  University in 1960 and 1962,  respectively.  Mr. Keller currently serves as Executive
                                           Vice President of the Company.

         James T. Barry                    Mr.  Barry was named  Chief  Operating  Officer of the  Company on
                                           January 26,  2001.  Mr.  Barry was named Chief  Financial  Officer on April 12, 2001.  Mr.  Barry was named  Secretary on January 22,
                                           2002.  Mr.  Barry  continues  as  Executive  Vice  President.  Mr.
                                           Barry  has  been  a  Vice  President  since  1998  and  was  named
                                           Executive  Vice  President  in  2000.  He is  also a  Senior  Vice
                                           President of Field Point  Capital  Management  Company.  From 1989
                                           to 1998, he was with DIANON  Systems,  Inc., most recently as Vice
                                           President of Marketing.

         Delon Dotson                      Mr. Dotson was named  President,  Chief  Technology  Officer,  and
                                           Director on September 9, 2002.  Mr.  Dotson most  recently  served as  Executive  Vice  President  and Chief  Technology  Officer  of
                                           MP3.com.  Mr.  Dotson  is  also a  former  executive  of  Netscape
                                           Communications. Mr. Dotson is also the founder of Federation One.

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

         Matthew H. Marcella               Mr. Marcella joined the Company in July 2001. On January 15, 2003, Mr
                                           Marcella was named Vice President -- Software Development. Mr. Marcella joined the Company from Cityspree Inc., where he served as lead software architect from 2000 to 2001. From 1999 to 2000, he was a Vice President
                                           at Deutsche Bank and Nomura Securities. From 1996 to 1999, he was a
                                           technical officer at United Bank of Switzerland.



           (f) Involvement in Certain Legal Proceedings.

           The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

           (g) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended October 31, 2002, the Company's directors, executive officers and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------


           The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2002 (the "2003 Proxy Statement.")

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------


           The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------


           (a) Transactions with management and others.


           In fiscal 2002, Mr. Gilbert loaned the Company $2,615,000 in the aggregate under promissory notes bearing interest at 9% per annum and with original maturity dates of December 31, 2002. Subsequent to December 31, 2002, all promissory notes maturity dates were extended to December 31, 2003, subject to the aforementioned interest rates. As of October 31, 2002, the total notes payable due to Mr. Gilbert totaled $5,705,000 and were secured by the Company's assets. Maturities of these notes payable for the fiscal years ended October 31 are as follows: 2003- none, and 2004- $5,705,000.

           (b) Certain Business Relationships.

           None.

           (c) Indebtedness of Management.

           None.

           (d) Transactions with Promoters.

           Not applicable.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

           (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                           For purposes of Rules 13a-14 and 15d-14 of the Exchange Act 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this Report (the "Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

           (B) CHANGES IN INTERNAL CONTROLS

           There were no significant changes to our internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------



           (a) List of documents filed as a part
               of this Annual Report on Form 10-K:                                     Page
               -----------------------------------                                     ----

           (1) Index to consolidated financial statements included in Part II of this Report:

                          Report of Independent Auditors                                F-1

                          Consolidated balance sheets as of
                          October 31, 2002 and 2001                                     F-2

                          Consolidated statements of
                          operations for the years ended
                          October 31, 2002, 2001 and 2000                               F-3

                          Consolidated statements of
                          stockholders' deficit for the years ended
                          October 31, 2002, 2001 and 2000                               F-4

                          Consolidated statements of cash
                          flows for the years  ended
                          October 31, 2002, 2001 and 2000                               F-5

                          Notes to consolidated financial
                          Statements                                                    F-6

           (2) Index to Financial Statement Schedules:
                Schedule II - Valuation and Qualifying Accounts                         S-1

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

           (b) Reports on Form 8-K
           -----------------------

           On August 30, 2002, the Company filed Form 8-K announcing that Robert. W. Baker, former Vice Chairman of American Airlines, Inc., was elected to the Company's Board of Directors on August 26, 2002.

           On September 12, 2002, the Company filed Form 8-K announcing that Delon Dotson, former Executive Vice President and Chief Technology Officer and former executive of MP3.com and Netscape Communications respectively, was elected President, Chief Technology Officer and Director of the Company on September 6, 2002.

           (c) Index to Exhibits
           ---------------------

           The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 15(a) (3) and (c).

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

          10.1 The Company's 1988 Bonus Pool Plan is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

          10.2 The Company's 1988 Stock Option Plan is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

          10.3 The Company's 1999 Stock Incentive Plan is incorporated by reference from our Proxy Statement on
                    Schedule 14A dated June 23, 1999.

          10.4 Severance Agreement with Yitzhak N. Bachana effective October 2, 1998 is incorporated by reference from our Form 8-K, dated October 6, 1998.

          10.5 Letter of Agreement for employment services, dated December 28, 1999, between the Company and Ken J. McNamara is incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

          10.6 The Company's amendment to the 1999 Stock Incentive Plan is incorporated by reference from our Proxy Statement on Schedule 14A, dated March 12, 2002.

          10.7 Letter of Agreement for employment services, dated September 5, 2002, between the Company and Delon Dotson is incorporated by reference from our Form 8-K , dated September 12, 2002.

           16 Change in Certifying Accountant is incorporated by reference from our Form 8-K/A, dated October 28, 1998.

           21 List of Subsidiaries is incorporated by reference from our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

           99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEGADATA CORPORATION

DATED:  JANUARY 29, 2003             By:    /s/ G. S. Beckwith Gilbert
                                           -----------------------------
                                            G. S. Beckwith Gilbert,
                                              Chairman and Chief
                                                 Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


DATED:  JANUARY 29, 2003                   /s/ G. S. Beckwith Gilbert
                                          -----------------------------
                                           G. S. Beckwith Gilbert,
                                           Chairman and Chief
                                           Executive Officer
                                           (Principal
                                           Executive Officer)


DATED:  JANUARY 29, 2003                   /s/ James T. Barry
                                          ---------------------------
                                           James T. Barry
                                           Chief Operating Officer, Chief
                                           Financial Officer, Executive Vice
                                           President, Secretary and Director
                                           (Principal Financial Officer)

DATED:  JANUARY 29, 2003                    /s/ Louis J. Petrucelly
                                          ---------------------------
                                           Louis J. Petrucelly
                                           Chief Accounting Officer, Controller,
                                           Treasurer and Assistant Secretary
                                           (Principal Accounting Officer)

DATED:  JANUARY 29, 2003                    /s/ Delon Dotson
                                          ---------------------------
                                           Delon Dotson,
                                           President, Chief Technology Officer
                                           and Director

DATED:  JANUARY 29, 2003                  /s/ John R. Keller
                                          ---------------------------
                                          John R. Keller,
                                          Executive Vice President and Director


DATED:  JANUARY 29, 2003                  /s/ Bruce N. Whitman
                                          ---------------------------
                                          Bruce N. Whitman
                                          Director


DATED:  JANUARY 29, 2003                  /s/ Paul L. Graziani
                                          ---------------------------
                                          Paul L. Graziani
                                          Director



DATED:  JANUARY 29, 2003                  /s/ Richard R. Schilling, Jr.
                                          ---------------------------
                                          Richard R. Schilling, Jr.
                                          Director


DATED:  JANUARY 29, 2003                  /s/ Robert W. Baker
                                          ---------------------------
                                          Robert W. Baker
                                          Director

                                 CERTIFICATIONS

         I, G.S. Beckwith Gilbert, certify that:

1.     I have reviewed this annual report on Form 10-K of Megadata Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report ("the Evaluation Date"); and

       (c) Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       (b) Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: January 29, 2003

                                    By:   /s/ G. S. Beckwith Gilbert
                                          ----------------------------------
                                          G. S. Beckwith
                                          Gilbert Chief
                                          Executive Officer

       I, James T. Barry, certify that:

1.     I have reviewed this annual report on Form 10-K of Megadata Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report ("the Evaluation Date"); and
       c. Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: January 29, 2003

                                   By:   /s/ James T. Barry
                                         -----------------------
                                         James T. Barry
                                         Chief Financial Officer

       I, Louis J. Petrucelly, certify

1.     I have reviewed this annual report on Form 10-K of Megadata Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report ("the Evaluation Date"); and
       c. Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: January 29, 2003

                                 By:    /s/ Louis J. Petrucelly
                                        -------------------------------
                                        Louis J. Petrucelly
                                        Chief Accounting Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Megadata Corporation (the "Company") on Form 10-K for the year ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G.S. Beckwith Gilbert, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                By:    /s/ G. S. Beckwith Gilbert
                                       ---------------------------------
                                       G. S. Beckwith
                                       Gilbert Chief
                                       Executive Officer
                                       January 29, 2003


                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Megadata Corporation (the "Company") on Form 10-K for the year ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James T. Barry, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            By:   /s/ James T. Barry
                                                  --------------------
                                                  James T. Barry
                                                  Chief Financial Officer
                                                  January 29, 2003

                                                                    Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Megadata Corporation (the "Company") on Form 10-K for the year ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Louis J. Petrucelly, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            By:  /s/ Louis J. Petrucelly
                                                 -----------------------------
                                                 Louis J. Petrucelly
                                                 Chief Accounting Officer
                                                 January 29, 2003