Form 10-Q
period 2003-01-31
MEGADATA CORP
filed 2003-03-17
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------

                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2003

                                ----------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                          Commission file number 0-7642


                              MEGADATA CORPORATION
                            - ---------------------
             (Exact Name of Registrant as Specified in Its Charter)


          11-2208938                               NEW YORK
          ----------                               --------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


        47 ARCH STREET, GREENWICH, CONNECTICUT                       06830
        --------------------------------------                       -----
        (Address of Principal Executive Office)                    (Zip Code)


        Registrant's telephone number, including area code:  (203) 629-8757
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

There were 3,488,115 shares of common stock with a par value of $0.01 per share outstanding at March 17, 2003.

                                      INDEX

                      Megadata Corporation and Subsidiaries


Part I. Financial Information

     Item 1.   Financial Statements.

        Consolidated Balance Sheets - January 31, 2003 (unaudited)
               and October 31, 2002 (audited).                                 3

        Consolidated Statements of Operations (unaudited) - Three
              months ended January 31, 2003 and 2002.                          4

        Consolidated Statements of Cash Flows (unaudited) - Three
               months ended January 31, 2003 and 2002.                         5

        Notes to Consolidated Financial
               Statements (unaudited) - January 31, 2003.                      6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                         11

     Item 3. Quantitative and Qualitative Disclosures
               About Market Risk.                                             21

     Item 4. Controls and Procedures                                          21

Part II.          Other Information

     Item 1.   Legal Proceedings.                                             22

     Item 2.   Changes in Securities and Use of Proceeds.                     22

     Item 3.   Defaults upon Senior Securities.                               22

     Item 4.   Submission of Matters to a Vote of Security Holders.           22

     Item 5.   Other Information.                                             22

     Item 6.   Exhibits and Reports on Form 8-K.                              22

Signatures                                                                    23

Certifications                                                                24


Part I. Financial Information

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                            JANUARY 31,      OCTOBER 31,
                                                               2003             2002
                                                           ------------    ---------------
                                                            (UNAUDITED)       (AUDITED)
ASSETS
Current assets:
   Cash                                                     $   119,209    $    86,334
   Accounts receivable, net                                     316,338        230,676
   Inventory                                                    286,574        303,633
   Prepaid expenses and other current assets                     59,728         72,197
                                                            -----------    -----------
Total current assets                                            781,849        692,840

Property, plant and equipment, net                              128,942        133,233
PASSUR network, net                                           3,120,315      3,070,784
Software development costs, net                                 564,121        537,057
Other assets                                                     16,085         16,085
                                                            -----------    -----------
Total Assets                                                $ 4,611,312    $ 4,449,999
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                         $   245,987    $   456,755
   Accrued expenses and other current liabilities               382,220        418,775
   Accrued expenses--related parties                            133,637        162,881
   Notes payable--related party                               6,605,000           --
   Deferred income                                              912,070        784,374
                                                            -----------    -----------
Total current liabilities                                     8,278,914      1,822,785

Notes payable--related party, less current portion                 --        5,705,000
                                                            -----------    -----------
                                                              8,278,914      7,527,785

Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares,
      par value $.01 per share; none
      issued or outstanding                                        --             --
   Common shares--authorized 10,000,000 shares, par value
      $.01 per share; issued 4,169,615 in 2003 and 2002          41,696         41,696
   Additional paid-in capital                                 3,722,144      3,716,832
   Accumulated deficit                                       (5,807,967)    (5,212,839)
                                                            -----------    -----------
                                                             (2,044,127)    (1,454,311)
  Treasury Stock, at cost, 696,500 shares in 2003
   and 2002                                                  (1,623,475)    (1,623,475)
                                                            -----------    -----------
  Total stockholders' deficit                                (3,667,602)    (3,077,786)
                                                            -----------    -----------
Total liabilities and stockholders' deficiency              $ 4,611,312    $ 4,449,999
                                                            ===========    ===========

SEE ACCOMPANYING NOTES.

                                                                    Page 3 of 27




                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                         2003            2002
                                                  ------------------------------
Revenues:
   Subscriptions                                     $   332,720    $   150,991
   Maintenance                                           164,670        104,055
   Systems                                                  --           37,063
   Other                                                     350          3,690
                                                     -----------    -----------
Net revenues                                             497,740        295,799
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         284,482        270,970
   Research and development                              107,247         72,297
   Selling, general and administrative expenses          556,114        376,259
                                                     -----------    -----------
                                                         947,843        719,526
                                                     -----------    -----------

Loss from operations                                    (450,103)      (423,727)

Other income (expense):
   Interest income                                           258            251
   Interest expense                                         --             (236)
   Interest expense--related party                      (142,640)       (78,593)
                                                     -----------    -----------
Loss before income taxes                                (592,485)      (502,305)
Provision for income taxes                                 2,643          1,982
                                                     -----------    -----------
Net loss                                             $  (595,128)   $  (504,287)
                                                     ===========    ===========

Net loss per common share--
  basic and diluted                                  $      (.17)   $      (.15)
                                                     ===========    ===========

Weighted average number of common shares
  outstanding--basic and diluted                       3,473,115      3,473,115
                                                     ===========    ===========




SEE ACCOMPANYING NOTES.

                                                                    Page 4 of 27





                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                        THREE MONTHS ENDED JANUARY 31,
                                                              2003           2002
                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(595,128)   $(504,287)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                           141,663       88,224
      Common stock options granted for services performed       5,312         --
      Changes in operating assets and liabilities:
        Accounts receivable                                   (85,662)     (86,536)
        Inventories                                            17,059        5,886
        Prepaid expenses and other current assets              12,469        1,779
        Other assets                                             --         (1,000)
        Accounts payable                                     (210,768)     (62,132)
        Deferred income                                       127,696      244,180
        Accrued expenses and other current liabilities        (65,799)    (160,598)
                                                            ---------    ---------
Total adjustments                                             (58,030)      29,803
                                                            ---------    ---------
Net cash used in operating activities                        (653,158)    (474,484)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                               (169,632)    (103,634)
Software development costs                                    (36,653)     (77,326)
Capital expenditures                                           (7,682)      (6,537)
                                                            ---------    ---------
Net cash used in investing activities                        (213,967)    (187,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                    900,000      715,000
Payments of installment notes                                    --         (1,089)
                                                            ---------    ---------
Net cash provided by financing activities                     900,000      713,911
                                                            ---------    ---------

Increase in cash                                               32,875       51,930
Cash--beginning of period                                      86,334        8,961
                                                            ---------    ---------
Cash--end of period                                         $ 119,209    $  60,891
                                                            =========    =========



SEE ACCOMPANYING NOTES.

                                                                    Page 5 of 27



                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 2003

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report for the year ended October 31, 2002 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2003 and its consolidated results of operations and cash flows for the three months ended January 31, 2003 and 2002.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines, as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from the significant shareholder through the end of fiscal 2003. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

The results of operations for the interim periods stated above are not necessarily indicative of the results of operations to be recorded for the fiscal year ending October 31, 2003.

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

The Company recognizes revenue on the sale of products and systems when the products or systems have been shipped in accordance with Staff Accounting Bulletin 101. Installation charges, if any, are not material and are recognized when installation services are completed.

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

PASSUR NETWORK

The PASSUR network installations, which include the direct and indirect production and installation costs incurred for each of the Company owned PASSUR systems (the "PASSUR Network"), are recorded at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the useful life of the assets, which is estimated at seven years for PASSUR Systems and five years for related workstations. Units which are not placed into service are not depreciated until such time.

On November 1, 2003, the Company changed the estimated useful lives of certain assets within the capitalized PASSUR Network to reflect the revised expected useful life of such assets. The change increased total depreciation expense during the three months ended January 31, 2003 by approximately $19,700, equivalent to approximately $0.01 per diluted share.

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

                      Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE COSTS (CONTINUED)

Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2003 are recoverable through anticipated future sales of such applicable products.

DEFERRED INCOME

Deferred income includes advances received on maintenance agreements and/or subscription services which are derived from the Company's PASSUR Network and which may be prepaid either annually or quarterly, as well as advance one-time payments received for license fees relating to Company software applications. Revenues from maintenance and subscription services are recognized in income as earned over the maintenance and/or subscription period that coincides with the respective agreement. Revenues from license fees are recognized in income on a straight-line basis over either the term of the license agreement or expected useful life of such license arrangement, whichever is longer, which typically does not exceed five years.

                      Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)


3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the three months ended January 31, 2003, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $900,000 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2003. The Company and Mr. Gilbert extended the maturity date of certain notes, which had a maturity date of December 31, 2002, to December 31, 2003. As of January 31, 2003, the total principal amounts of the notes due to Mr. Gilbert aggregated $6,605,000 and are secured by the Company's assets.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the three months ended January 31, 2003, services rendered by FPCM to the Company totaled $3,000.

4. SUBSEQUENT EVENTS

On January 31, 2003, the Company's Board of Directors elected James T. Barry as Vice Chairman and appointed Mr. Barry as Chief Executive Officer and Louis J. Petrucelly as Chief Financial Officer and Secretary, effective February 1, 2003. Effective February 1, 2003, G. S. Beckwith Gilbert retired as the Company's Chief Executive Officer but remains as the Chairman and a Director of the Company. The Company filed a Form 8-K disclosing such events with the Securities Exchange Commission on February 3, 2003.

ITEM 2

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.



DESCRIPTION OF BUSINESS

Megadata Corporation (the "Company") operates in one business segment: as a supplier of information, software, and communication products/applications for the aviation industry, primarily for airlines, airline affiliates, and airports.

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

The Company has transitioned from being a supplier of passive surveillance systems (a capital equipment business) to a provider of subscription based information and decision support services supplied by the Company-owned PASSUR Network.

To enhance its subscription service, the Company provides its own proprietary software suite, called FlightPerform(TM) (formerly PASTRACK). FlightPerform enables the customer to benefit from the algorithms and functionality already used by airline and airport customers over the past several years. In addition, during fiscal years 2002 and 2001, the Company began development of several new products derived primarily from the information generated from its PASSUR Network, including FlightSure(TM), RapidResponse(TM), FlightNewsLive(TM), AirportMonitor(TM) and IROPSNet(TM). As of January 31, 2003, AirportMonitor and IROPSNet were completed and available for sale to customers. Amortization of the capitalized costs of these new products commenced as of the date they became available for sale during fiscal 2002.

As a result of the Company's development of new software applications, the information generated from the PASSUR Network is available to a larger audience of aviation and aviation-related organizations, thus creating potential additional demand for the Company's services. Currently, PASSUR flight track coverage is available for 35 of the top 50 airports in the United States including 9 of the top 10. In addition, 5 of the top 6 airlines in the United States utilize the information, data and software information products derived from the Company's PASSUR Network.

The Company generates revenue by selling either (1) subscription-based information- derived from a PASSUR system, which is part of the "PASSUR Network", or (2) equipment - a PASSUR system. Under the subscription-based model, the customer subscribes to the information on a monthly basis pursuant to a subscription agreement, which may be for a multi-year period. The agreement also provides that the information from the PASSUR system cannot be resold or used for unauthorized purposes. When systems are sold, Megadata retains both proprietary and distribution rights to the information derived from such system and can distribute such information at the Company's sole discretion.

RESULTS OF OPERATIONS

REVENUES

The Company has transitioned from a seller of equipment (one-time sales) to a provider of subscription-based applications and decision support information supplied from its PASSUR Network. Revenues during the three months ended January 31, 2003 increased by approximately $202,000, or 68%, as compared to the corresponding period in the prior year. This increase was primarily due to an increase in subscription-based revenues of approximately $182,000, or 120% for the three months ended January 31, 2003 as compared to the same period in fiscal 2002. Additionally, maintenance revenues increased by approximately $61,000 or 58% and system upgrade revenues decreased approximately $37,000 or 100% during the three months ended January 31, 2003 as compared to the same period in fiscal 2002.

Management continues to concentrate its efforts on the sale of information and decision support applications derived from the data from the Company-owned PASSUR Network. Subscription and maintenance-based revenues increased approximately $242,000, or 95% for the three months ended January 31, 2003 as compared to the same period in fiscal 2002. The Company's business plan continues to focus on increasing subscription-based revenues; however, the Company from time to time will sell PASSUR systems (one-time sales event) at a specific customer's request.

The Company shipped two and installed three Company-owned PASSUR systems during the three months ended January 31, 2003, which were capitalized as part of the "PASSUR Network". The Company will continue to expand the PASSUR network through shipments and installations of additional systems throughout fiscal 2003. The Company will continue to market the information generated from the PASSUR network directly to airlines, airports and aviation related companies and anticipates that the information derived from the network will ultimately be subscribed to by multiple users at each specific network site. With 35 Company owned PASSUR systems located at various airports throughout the continental United States, the Company believes the revenue stream generated from the "PASSUR Network" in the form of subscription-based revenues will continue to increase steadily.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenue of $350 for the three months ended January 31, 2003 as compared to $3,690 for the same period in fiscal 2002.

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

The Company has not segregated its cost of sales between cost of tangible products and cost of services, as it is not practical to segregate such costs. During the three months ended January 31, 2003, cost of sales increased by approximately $14,000, or 5%, as compared to the same period in fiscal 2002. This increase is primarily due to the additional depreciation expense of approximately $19,700 as a result of the change in estimated useful lives of certain Company owned assets from seven to five years as well as increases in communication costs and overhead costs (and amortization) associated with maintaining and expanding the Company's "nationwide" network of PASSUR systems.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses increased by $35,000, or 48% for the three months ended January 31, 2003 as compared to the same period of fiscal 2002. The Company continues to invest in research and development to develop additional applications for its PASSUR customers. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products as well as additional costs allocated to the development of new software applications addressing the aviation market needs. There were no customer sponsored research and development activities during the three months ended January 31, 2003 and 2002. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $180,000, or 48%, for the three months ended January 31, 2003 as compared to the same period in fiscal 2002. Increases are primarily due to increases in salaries (additional sales and executive personnel were hired), severance payments, professional and consulting fees, travel, promotion and advertising expenses as well as unabsorbed labor and overhead costs.

The Company continues to increase its sales and marketing efforts in order to market new and existing products. The Company expects its sales and marketing expenses in fiscal 2003 will continue to grow as part of the Company's effort to focus and execute on its subscription-based business strategy. The Company is also increasing its presence at industry conventions throughout the United States and Europe.

OTHER INCOME (EXPENSE)

Interest income and interest expense did not change significantly for the three months ended January 31, 2003 as compared to the same periods of fiscal 2002.

Interest expense-related party increased by $64,000, or 81% for the three months ended January 31, 2003 as compared to the same period of fiscal 2002. The increase is due to additional borrowings during the current fiscal year.

NET LOSS

The Company incurred a net loss of $595,000, or $.17 per diluted common share, after a non-recurring charge of approximately $74,000 for severance payments and additional depreciation expense of approximately $19,700 as a result of the change in the estimated useful lives of certain PASSUR network assets from seven to five years during the three months ended January 31, 2003. In the same period of fiscal 2002, the Company incurred a net loss of $504,000, or $.15 per diluted common share. Despite the increase in revenues of approximately 68% for the three months ended January 31, 2003, increased costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR Network as well as the non-recurring and additional depreciation expense contributed to the increased loss.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2003, the Company's current liabilities exceeded current assets by $7,497,000. At January 31, 2003, the Company's stockholders' deficit was $3,668,000. For the three months ended January 31, 2003, the Company incurred a net loss of $595,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines as well as in new products which are currently being developed and deployed. The Company continues to increase the size of its owned "PASSUR Network," as well as expanding its existing software suite of products through the continued development of new product offerings, which management believes will continue to lead to increased subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder through the end of fiscal 2003. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the three months ended January 31, 2003, net cash used by operating activities was approximately $653,000. Cash used in investing activities was approximately $214,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs. Cash provided by financing activities of approximately $900,000 came primarily from $900,000 in the form of notes payable - related party. No principal payments on notes payable - related party were made during the three months ended January 31, 2003.


The Company was unprofitable for the three months ended January 31, 2003. The Company continues to increase revenues as a result of the implementation of its subscription-based revenue model. However, costs associated with developing, maintaining and supporting such revenue streams continue to increase. Additionally, the aviation market has been impacted by budgetary constraints due to both the downturn in the current economy and the terrorist events of September 11, 2001. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel will continue to be issued. Since substantially all of the Company's revenues are derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and data software products obtained from the PASSUR Network remains strong and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If revenues do not increase, additional losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

CONTRACTUAL OBLIGATIONS

As of January 31, 2003, the Company had contractual obligations as follows:

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                          PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------
                                         TOTAL     LESS THAN 1 YEAR    1-3 YEARS
--------------------------------------------------------------------------------
Operating Leases                      $  230,205      $   81,642      $  148,563
--------------------------------------------------------------------------------
Promissory Notes                      $6,605,000      $6,605,000      $     --
--------------------------------      ----------      ----------      ----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total contractual cash
--------------------------------------------------------------------------------
Obligations                           $6,835,205      $6,686,642      $  148,563
--------------------------------------------------------------------------------

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

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and any additional costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any costs incurred on products which were completed and released to the general public in the form of continued maintenance of such products, in accordance with SFAS 86. Management uses judgment in determining and evaluating whether development costs meet the criteria for immediate expense or capitalization.

The Company's net capitalized software costs at January 31, 2003 totaled $564,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"). The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable or at each reporting period. An impairment is recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. The Company evaluates the periods of amortization continually in determining whether any events or circumstances warrant revised estimates of useful lives.

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at January 31, 2003 were approximately $3,120,000 and $564,000, respectively. Long-term fixed assets accounted for 80% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

On November 1, 2003, the Company changed the estimated useful lives of certain assets within the capitalized PASSUR Network to reflect the revised expected useful life of such assets from seven to five years.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of January 31, 2003, based upon management's evaluation of the above asset groups, no impairments appear to exist. If these forecasts are not met the Company may have to record impairment charges not previously recorded.

RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS AND EXPECTS ITS LOSSES TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $595,000 during the three months ended January 31, 2003, $2,110,000 during the fiscal year ended October 31, 2002 and $1,629,000 during the fiscal year ended October 31, 2001. As of January 31, 2003, the Company's accumulated deficit was approximately $3,668,000. The Company anticipates that it will continue to incur net losses for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant revenues through new and existing customer agreements, additional services and/or products offered to existing customers and controlling the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

IF MEGADATA DOES NOT EXECUTE ITS BUSINESS PLAN OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO THE DEPRESSED AVIATION INDUSTRY MARKET, ITS RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD CONTINUE TO BE ADVERSELY AFFECTED.

The Company's revenues are solely derived from the aviation industry. The Company's subscription-based revenues increased by 120% during the three months ended January 31, 2003 as compared to the same reporting period in fiscal 2002. The Company transitioned from a seller of equipment (one-time sales) to a supplier of data through software incorporated decision support tools on a subscription basis. The Company's future revenues and results of operations are dependent on its continued execution of its subscription-based revenue strategy and development of new software solutions and applications for the aviation industry. Due to the depressed aviation industry market, it is not assured that the Company will be able to continue to report growth in its subscription-based business or sustain its current subscription business. If the Company is unable to sustain and/or increase its levels of revenues, and it is not successful in reducing costs, its cash requirements may increase and the results of operations will continue to be adversely affected.

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIAL SIGNIFICANT FLUCTUATIONS.

The  Company's   future   revenues  and  results  of  operations  may  fluctuate
significantly due to a combination of factors, including:

  o    Delays and/or decreases in the signing and invoicing of new contracts;
  o    The length of time needed to initiate and complete customer contracts;
  o Revenues recognized from one-time sales events (selling or upgrading systems) versus subscription based sales;
  o The introduction and market acceptance of new and enhanced products and services;
  o The costs associated with providing existing and new products and services; and
  o Economic conditions in the United States and the impact on the aviation industry from the terrorist events of September 11, 2001.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods results of operations may be below the expected future performance based upon previous performances.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through October 31, 2003. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in an industry for which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the near future. The Company may need to raise additional funds in order to support discretionary capital expenditures. These discretionary expenditures in some cases may be beyond the scope and normal operating requirements for which the Company has a commitment from its significant shareholder to fund, and therefore, may not be approved. In such case, the Company may be required to abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and grow could become adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNT FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

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

THE COMPANY DEPENDS UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES.

The Company's future performance depends on the continued services of its key technical and engineering personnel. Significant improvements have been made in the past year to address such issues, in particular, technical redundancy, but the Company continues to depend on the efforts of a limited number of key personnel. The employment of any of the Company's key personnel could cease at any time.


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

THE COMPANY MAY BE SUBJECT TO EXISTING AND NEWLY ISSUED GOVERNMENT REGULATIONS RELATING TO THE DISTRIBUTION OF FLIGHT-TRACKING DATA.

The Company currently maintains the strictest safety regulations for its data in order to comply with current government regulations. Due to the continued growing safety needs and concerns of the aviation industry, new government regulations may be implemented. Such new regulations may, in some cases, hinder the Company's ability to provide current and/or additional services.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources," above) contain forward-looking statements regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR network and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to the recent terrorist events. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the products and their use in flight dispatch information services and the impact of those uncertainties on the Company's business and the significant shareholder's continued support. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of Rules 13a-14 and 15d-14 of the Exchange Act 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this Report (the "Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              MEGADATA CORPORATION


 DATED:  MARCH 17, 2003      By:      /s/ James T. Barry
                                          -----------------------------------
                                          James T. Barry, Vice-Chairman,
                                          and Chief Executive Officer


 DATED:  MARCH 17, 2003      By:    /s/ Louis J. Petrucelly
                                        -------------------------------------
                                        Louis J. Petrucelly, Chief Financial
                                        Officer, Treasurer and Secretary

                                 CERTIFICATIONS

                I, James T. Barry, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Megadata Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report ("the Evaluation Date"); and
     c. Presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date: March 17, 2003

                                          By:   /s/ James T. Barry
                                               ----------------------------
                                                James T. Barry
                                                Chief Executive Officer
                                               (Principal Executive Officer)

                                 CERTIFICATIONS

I,   Louis J. Petrucelly, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Megadata Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report ("the Evaluation Date"); and
     c. Presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     e. Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date: March 17, 2003

                               By: /s/ Louis J. Petrucelly
                                   --------------------------------------------
                                   Louis J. Petrucelly
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)