Form 10-Q
period 2003-04-30
MEGADATA CORP
filed 2003-06-13
CIK 225628

Page 3 of 1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2003
                                                 --------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -----------

                          Commission file number 0-7642


                              MEGADATA CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                                    NEW YORK
        --------------------------------------------------------------
        (State or Other Jurisdiction of Incorporation or Organization)



                                   11-2208938
                      ------------------------------------
                      (I.R.S. Employer Identification No.)



         47 ARCH STREET, GREENWICH, CONNECTICUT              06830
        ---------------------------------------            ----------
        (Address of Principal Executive Office)            (Zip Code)


        Registrant's telephone number, including area code:  (203) 629-8757
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
                                     Yes  X        No
                                        -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                     Yes           No  X
                                        -----        -----


     ======================================================================

        There were 3,488,115 shares of common stock with a par value of $0.01 per share outstanding at June 13, 2003.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                                             Page
Part I. Financial Information
        Item 1. Financial Statements.

            Consolidated Balance Sheets - April 30, 2003 (unaudited)
            and October 31, 2002 (audited).                                                    3

            Consolidated Statements of Operations (unaudited) - Six
            months ended April 30, 2003 and 2002.                                              4

            Consolidated Statements of Operations (unaudited) - Three months
            ended April 30, 2003 and 2002.                                                     5

            Consolidated Statements of Cash Flows (unaudited) - Six
            months ended April 30, 2003 and 2002.                                              6

            Notes to Consolidated Financial
            Statements (unaudited) - April 30, 2003.                                           7

            Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                                              13

            Item 3. Quantitative and Qualitative Disclosures
            About Market Risk.                                                                24

            Item 4. Controls and Procedures                                                   25

       Part II. Other Information

            Item 1.  Legal Proceedings.                                                       26

            Item 2.  Changes in Securities and Use of Proceeds.                               26

            Item 3.  Defaults upon Senior Securities.                                         26

            Item 4.  Submission of Matters to a Vote of Security Holders.                     26

            Item 5.  Other Information.                                                       26

            Item 6.  Exhibits and Reports on Form 8-K.                                        27

       Signatures                                                                             27

       Certifications                                                                         28


Part I. Financial Information

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                             APRIL 30,              OCTOBER 31,
                                                                                2003                   2002
                                                                           ----------------       ---------------
                                                                            (UNAUDITED)              (AUDITED)
ASSETS
Current assets:
   Cash                                                                    $      24,300           $      86,334
   Accounts receivable, net                                                      514,517                 230,676
   Inventory                                                                     317,517                 303,633
   Prepaid expenses and other current assets                                      30,509                  72,197
                                                                           ----------------       ---------------
Total current assets                                                             886,843                 692,840

Property, plant and equipment, net                                               118,344                 133,233
PASSUR network, net                                                            3,124,271               3,070,784
Software development costs, net                                                  672,812                 537,057
Other assets                                                                      17,315                  16,085
                                                                           ----------------       ---------------
Total Assets                                                               $   4,819,585           $   4,449,999
                                                                           ================       ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                            $ 241,842           $     456,755
   Accrued expenses and other current liabilities                                357,998                 418,775
   Accrued expenses--related parties                                             145,306                 162,881
   Notes payable--related party                                                7,300,000                       -
   Deferred income                                                               854,699                 784,374
                                                                           ----------------       ---------------
Total current liabilities                                                      8,899,845               1,822,785

Notes payable--related party, less current portion                                      -              5,705,000
                                                                           ----------------       ---------------
                                                                               8,899,845               7,527,785

Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                               -                       -
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,184,615 and 4,169,615 in 2003 and 2002,
     respectively                                                                 41,846                  41,696
   Additional paid-in capital                                                  3,729,557               3,716,832
   Accumulated deficit                                                        (6,228,188)             (5,212,839)
                                                                           ----------------       ---------------
                                                                              (2,456,785)             (1,454,311)
  Treasury Stock, at cost, 696,500 shares in 2003
     and 2002                                                                 (1,623,475)             (1,623,475)
                                                                           ----------------       ---------------
  Total stockholders' deficit                                                 (4,080,260)             (3,077,786)
                                                                           ----------------       ---------------
Total liabilities and stockholders' deficit                                $   4,819,585           $   4,449,999
                                                                           ================       ===============



SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                     SIX MONTHS ENDED APRIL 30,
                                                        2003            2002
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $   745,451    $   311,562
   Maintenance                                           299,690        197,565
   Systems                                                  --           49,263
   Other                                                   8,894         10,178
                                                     -----------    -----------
Net revenues                                           1,054,035        568,568
                                                     -----------    -----------
Cost and expenses:
   Cost of sales                                         543,157        567,566
   Research and development                              203,893        139,989
   Selling, general and administrative expenses        1,023,314        870,336
                                                     -----------    -----------
                                                       1,770,364      1,577,891
                                                     -----------    -----------
Loss from operations                                    (716,329)    (1,009,323)

Other income (expense):
   Interest income                                           389            621
   Interest expense                                         --             (443)
   Interest expense--related party                      (296,766)      (173,854)
                                                     -----------    -----------
Loss before income taxes                              (1,012,706)    (1,182,999)
Provision for income taxes                                 2,643          1,982
                                                     -----------    -----------
Net loss                                             $(1,015,349)   $(1,184,981)
                                                     ===========    ===========

Net loss per common share--basic
   and diluted                                       $      (.29)   $      (.34)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      3,478,115      3,473,115
                                                     ===========    ===========







SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                    THREE MONTHS ENDED APRIL 30,
                                                        2003           2002
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $   412,731    $   160,571
   Maintenance                                           135,020         93,510
   Systems                                                  --           12,200
   Other                                                   8,544          6,488
                                                     -----------    -----------
Net sales                                                556,295        272,769
                                                     -----------    -----------
Cost and expenses:
   Cost of sales                                         258,675        296,596
   Research and development                               96,646         67,692
   Selling, general and administrative expenses          467,200        494,077
                                                     -----------    -----------
                                                         822,521        858,365
                                                     -----------    -----------

Loss from operations                                    (266,226)      (585,596)

Other income (expense):
   Interest income                                           131            370
   Interest expense                                         --             (207)
   Interest expense--related party                      (154,126)       (95,261)
                                                     -----------    -----------
Net loss                                             $  (420,221)   $  (680,694)
                                                     ===========    ===========
Net loss per common share--basic
   and diluted                                       $      (.12)   $      (.20)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      3,488,115      3,473,115
                                                     ===========    ===========


SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                            SIX MONTHS ENDED APRIL 30,
                                                              2003            2002
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(1,015,349)   $(1,184,981)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                             294,768        183,554
     Common stock options granted for services performed
                                                                10,625           --
     Changes in operating assets and liabilities:
       Accounts receivable                                    (283,841)       (40,455)
       Inventories                                             (13,884)       (30,590)
       Prepaid expenses and other current assets                41,688          5,102
       Other assets                                             (1,230)        (1,000)
       Accounts payable                                       (214,913)      (343,331)
       Deferred income                                          70,325        195,165
       Accrued expenses and other current liabilities          (78,352)      (101,512)
                                                           -----------    -----------
Total adjustments                                             (174,814)      (133,067)
                                                           -----------    -----------
Net cash used in operating activities                       (1,190,163)    (1,318,048)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                                (305,131)      (134,434)
Software development costs                                    (154,931)      (155,504)
Capital expenditures                                            (9,059)        (6,512)
                                                           -----------    -----------
Net cash used in investing activities                         (469,121)      (296,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                   1,595,000      1,615,000
Proceeds from stock options exercised                            2,250           --
Payments of installment notes                                     --           (2,607)
                                                           -----------    -----------
Net cash provided by financing activities                    1,597,250      1,612,393
                                                           -----------    -----------

Decrease in cash                                               (62,034)        (2,105)
Cash--beginning of period                                       86,334          8,961
                                                           -----------    -----------
Cash--end of period                                        $    24,300    $     6,856
                                                           ===========    ===========


SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2003

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report for the year ended October 31, 2002 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2003 and its consolidated results of operations and cash flows for the three and six months ended April 30, 2003 and 2002.

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

The results of operations for the interim period stated above is not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2003.

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

On November 1, 2002, the Company changed the estimated useful lives of certain assets within the capitalized PASSUR Network to reflect the revised expected useful life of such assets. This change increased total depreciation expense during the three months and six months ended April 30, 2003 by approximately $20,200, or $0.01 per diluted share and $39,900, or $0.01 per diluted share, respectively.

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

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE COSTS (CONTINUED)

Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2003 are recoverable through anticipated future sales of such applicable products.

EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. For the six and three months ended April 30, 2003, the effects of outstanding stock options were excluded from the diluted loss per share computation, as the effect would have been antidilutive.

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

STOCK BASED COMPENSATION PLANS

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE." SFAS No. 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") No. 28, "INTERIM FINANCIAL REPORTING," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income/loss and earnings per share in annual and interim financial statements.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION PLANS (CONTINUED)

While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The Company has adopted SFAS No. 148 effective December 31, 2002.

The Company grants options for a fixed number of shares to employees, directors and consultants with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of APB No. 25 and related Interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price (fair value) of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six months ended April 30, 2003 and 2002.

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                   ----------------------------     ----------------------------
                                      APRIL 30,     APRIL 30,        APRIL 30,      APRIL 30,
                                        2003          2002             2003            2002
                                   -------------- -------------     ------------- --------------
Reported net loss                       $ 420,000  $    681,000        $1,015,000    $ 1,185,000
Pro-forma stock compensation
   expense                                  9,500        10,800            20,000         21,000
Pro-forma net loss                      $ 429,500  $    691,800        $1,035,000    $ 1,206,000
                                   ============== =============     ============= ==============
Reported basic and diluted net
   loss per common share                $    (.12)  $      (.20)       $     (.29)   $      (.34)
                                   ============== =============     ============= ==============
Pro-forma basic and diluted net
   loss per common share                $    (.12)  $      (.20)       $     (.30)   $      (.35)
                                   ============== =============     ============= ==============


                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the six months ended April 30, 2003, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $1,595,000 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2003. The Company and Mr. Gilbert extended the maturity date of certain notes, which had a maturity date of December 31, 2002, to December 31, 2003. As of April 30, 2003, the total principal amounts of the notes due to Mr. Gilbert aggregated $7,300,000 and are secured by the Company's assets.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the three months ended April 30, 2003, services rendered by FPCM to the Company totaled $6,000.

During the three months ended April 30, 2003, the Company paid approximately $6,900 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of PASSUR systems components. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.



DESCRIPTION OF BUSINESS

Megadata Corporation (the "Company") operates in one business segment: as a supplier of information, data services, and software products intended to satisfy the needs of the aviation industry, primarily airlines, airports, and other aviation related companies.

The Company's principal product is the PASSUR (Passive Secondary Surveillance Radar) System and its affiliated suite of software products and services. PASSUR is an integrated operations control and management system used by airlines at their dispatch and station control centers. In addition, major airports both in the United States and abroad use the PASSUR System as part of an integrated noise management and monitoring system, as well as for operations control.

The Company has transitioned from being a supplier of passive surveillance systems (a capital equipment business) to a provider of subscription based information and decision support services supplied by the Company-owned PASSUR Network.

To enhance its subscription service, the Company provides its own proprietary software suite called FlightPerform(TM) (formerly PASTRACK). FlightPerform enables the customer to benefit from the algorithms and functionality already used by airline and airport customers over the past several years. In addition, during fiscal years 2003, 2002 and 2001, the Company began development of several new products derived primarily from the information generated from its PASSUR Network, including FlightSure(TM), FlightNewsLive(TM), AirportMonitorV.1(TM), IROPSNet(TM), AirportMonitorV.2(TM) and PASSUR Pulse(TM). As of February 2002 and August 2002, AirportMonitorV.1 and IROPSNet were completed and available for sale to customers, respectively. Amortization of the capitalized costs of these products commenced as of the date they became available for sale during fiscal 2002. The Company anticipates the completion and release of AirportMonitorV.2 and PASSUR Pulse during the third quarter of fiscal 2003, whereby related amortization will commence.

As a result of the Company's development of new software applications, the information generated from the PASSUR Network is available to a larger audience of aviation and aviation-related organizations, thus creating potential additional demand for the Company's subscription services. Currently, PASSUR flight track coverage is available for more than 30 of the leading airports in the United States including 9 of the top 10. In addition, 7 of the world's leading airlines utilize the information, data and software information products derived from the Company's PASSUR Network.

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

RESULTS OF OPERATIONS

REVENUES

The Company has transitioned from a seller of equipment (one-time sales) to a provider of subscription-based applications and decision support information supplied from its PASSUR Network. Revenues during the six months ended April 30, 2003 increased by approximately $485,000, or 85%, as compared to the corresponding period in the prior year. This increase was primarily due to an increase in subscription-based revenues of approximately $434,000, or 139% for the six months ended April 30, 2003 as compared to the same period in fiscal 2002. Additionally, maintenance revenues increased by approximately $102,000 or 52% and systems upgrade revenues decreased approximately $49,000 or 100% during the six months ended April 30, 2003 as compared to the same period in fiscal 2002. The Company's business plan continues to focus on increasing subscription-based revenues; however, the Company from time to time will sell PASSUR systems (one-time sales event) at a specific customer's request.

Revenues during the three months ended April 30, 2003 increased by approximately $284,000, or 104%, as compared to the corresponding period in fiscal 2002. The increase was primarily due to increases in subscription-based revenues of approximately $252,000, or 157%, and maintenance revenues of approximately $42,000, or 44%, as compared to the corresponding period in fiscal 2002.

Management continues to concentrate its efforts on the sale of information and decision support applications derived from the data from the Company-owned PASSUR Network. Subscription and maintenance-based revenues increased approximately $294,000, or 115%, and approximately $536,000, or 105%, respectively, for the three and six months ended April 30, 2003 as compared to the same periods in fiscal 2002.

The Company shipped four and installed eight Company-owned PASSUR systems during the six months ended April 30, 2003, which were capitalized as part of the "PASSUR Network". The Company will continue to expand the PASSUR network through shipments and installations of additional systems throughout fiscal 2003. The Company will continue to market the information generated from the PASSUR network directly to airlines, airports and aviation related companies and anticipates that the information derived from the network will ultimately be subscribed to by multiple users at each specific network site. With more than 30 Company owned PASSUR systems located at various airports throughout the continental United States, the Company believes the revenue stream generated from the "PASSUR Network" in the form of subscription-based revenues will continue to increase steadily.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenue of $8,500 and $8,900 for the three and six months ended April 30, 2003, respectively, as compared to $6,500 and $10,100 for the three and six months ended April 30, 2002.

COST OF SALES

Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription revenues primarily consist of direct labor, overhead costs and the amortization of certain equipment. Also included in cost of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing systems. Cost of sales in each reporting period is impacted by the number of PASSUR systems in production as the costs of producing systems are charged to inventory in that period.

The Company has not segregated its cost of sales between cost of tangible products and cost of services, as it is not practical to segregate such costs. During the three and six months ended April 30, 2003, cost of sales decreased by approximately $38,000, or 13%, and $24,000, or 4%, respectively, as compared to the same periods in fiscal 2002. These decreases are primarily due to the lack of systems sales and/or upgrades, significant cost reduction initiatives and capitalization of PASSUR Systems installations, shipments and software development. Such decreases were offset by the continued increases in communication costs and overhead costs (and amortization) associated with maintaining and expanding the Company's "nationwide" network of PASSUR systems.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses increased by $29,000, or 43% and $64,000, or 46%, for the three and six months ended April 30, 2003, respectively, as compared to the same periods of fiscal 2002. These increases are primarily due to the Company's continued investment in new product development and research as well as the continued maintenance of existing products. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products as well as additional costs allocated to the development of new software applications addressing the needs of the aviation market. There were no customer sponsored research and development activities during the six months ended April 30, 2003 and 2002. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by approximately $153,000, or 18%, for the six months ended April 30, 2003 as compared to the same period in fiscal 2002. Increases are primarily due to increases in professional and consulting fees, travel, promotion, advertising expenses, unabsorbed labor and overhead costs and severance payments, all of which offset the cost reduction initiatives implemented by the Company during the three months ended April 30, 2003.

During the three months ended April 30, 2003, selling, general and administrative expenses decreased by approximately $27,000, or 5%, as compared to the same period in fiscal 2002. This decrease is primarily due to the significant cost reduction initiatives implemented by the Company during the three months ended April 30, 2003, which were offset by increases during such time in professional and consulting fees, travel, promotion, advertising expenses and unabsorbed labor and overhead costs.

The Company continues to increase its sales and marketing efforts in order to market its new and existing products. The Company expects its sales and marketing expenses in fiscal 2003 will continue to grow as part of the Company's effort to focus and execute on its subscription-based business strategy. The Company is also increasing its presence at industry trade shows throughout the United States and Europe.

OTHER INCOME (EXPENSE)

Interest income and interest expense did not change significantly for the three and six months ended April 30, 2003 as compared to the same periods of fiscal 2002.

Interest expense-related party increased by $59,000, or 62% and $123,000, or 71%, for the three and six months ended April 30, 2003 as compared to the same period of fiscal 2002. The increase is due to additional borrowings during the current fiscal year.

NET LOSS

The Company incurred a net loss of $1,015,000, or $.29 per diluted common share, during the six months ended April 30, 2003. During the corresponding period of fiscal 2002, the Company incurred a net loss of $1,185,000, or $.34 per diluted common share. Despite the increase in revenues of approximately 85% for the six months ended April 30, 2003, the increased costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR Network contributed to the loss.

During the three months ended April 30, 2003, the Company incurred a net loss of $420,000, or $.12 per diluted common share. During the three months ended April 30, 2002, the Company incurred a net loss of $681,000, or $.20 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003, the Company's current liabilities exceeded current assets by $8,013,000. At April 30, 2003, the Company's stockholders' deficit was $4,080,000. For the six months ended April 30, 2003, the Company incurred a net loss of $1,015,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines as well as in new products which are currently being developed and deployed. The Company continues to increase the size of the

Company-owned "PASSUR Network," as well as expanding its existing software suite of products through the continued development of new product offerings. Management believes these efforts will lead to continued increases in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder through the end of fiscal 2003. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the six months ended April 30, 2003, net cash used by operating activities was approximately $1,190,000. Cash used in investing activities was approximately $469,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs. Cash provided by financing activities of approximately $1,597,000 came primarily from $1,595,000 in the form of notes payable - related party. No principal payments on notes payable - related party were made during the six months ended April 30, 2003.

The Company was unprofitable for the six months ended April 30, 2003. The Company continues to experience increased revenues as a result of the implementation of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and will continue to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to both the downturn in the current economy and the terrorist events of September 11, 2001 and the war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel will continue to be issued. Since substantially all of the Company's revenues are derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

As of April 30, 2003, the Company had contractual obligations as follows:

 ------------------------------------------------------------------------------
 CONTRACTUAL OBLIGATIONS                      PAYMENTS DUE BY PERIOD
 ------------------------------------------------------------------------------
                              TOTAL     LESS THAN 1 YEAR            1-3 YEARS
 ------------------------------------------------------------------------------
 Operating Leases         $   209,946     $    82,248              $    127,698
 ------------------------------------------------------------------------------
 Promissory Notes         $ 7,300,000     $ 7,300,000              $          -
                          -----------     -----------              ------------
 ------------------------------------------------------------------------------
 Total contractual cash
 ------------------------------------------------------------------------------
 Obligations              $ 7,509,946     $  7,382,248             $   127,698
 ------------------------------------------------------------------------------

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

The Company's net capitalized software costs at April 30, 2003 totaled $673,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at April 30, 2003 were approximately $3,124,000 and $673,000, respectively. Long-term fixed assets accounted for 82% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

On November 1, 2002, the Company changed the estimated useful lives of certain assets within the capitalized PASSUR Network from seven to five years to reflect the revised expected useful life of such assets.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of April 30, 2003, based upon management's evaluation of the above asset groups, no impairments appear to exist. If these forecasts are not met the Company may have to record impairment charges not previously recorded.

RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND EXPECTS ITS LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $420,000 and $1,015,000 during the three and six months ended April 30, 2003, respectively, $2,110,000 during the fiscal year ended October 31, 2002 and $1,629,000 during the fiscal year ended October 31, 2001. As of April 30, 2003, the Company's accumulated deficit was approximately $4,080,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and controlling the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

THE COMPANY'S SUCCESS IS DEPENDANT ON THE AVIATION INDUSTRY. IF THE COMPANY DOES NOT EXECUTE ITS BUSINESS PLAN OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO THE DEPRESSED AVIATION INDUSTRY MARKET, ITS RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD CONTINUE TO BE ADVERSELY AFFECTED.

The Company's revenues are solely derived from the aviation industry. The Company's subscription-based revenues increased by 139% during the six months ended April 30, 2003 as compared to the same reporting period in fiscal 2002. The Company successfully transitioned from a seller of equipment (one-time sales) to a supplier of data through software incorporated decision support tools on a subscription basis. The Company's future revenues and results of operations are dependent on its continued execution of its subscription-based revenue strategy and development of new software solutions and applications for the aviation industry. Due to the depressed aviation industry market, it is not assured that the Company will be able to continue to report growth in its subscription-based business or sustain its current subscription business. If the Company is unable to sustain and/or increase its levels of revenues, and it is not successful in reducing costs, its cash requirements may increase and the results of operations will continue to be adversely affected.

Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to both the downturn in the current economy and the terrorist events of September 11, 2001 and the war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through October 31, 2003. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in an industry for which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures. These discretionary expenditures in some cases may be beyond the scope and normal operating requirements for which the Company has a commitment from its significant shareholder to fund, and therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and grow could become adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNT FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's business plan is to obtain additional customers, but anticipates that near term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced several Chapter 11 bankruptcy filings recently. Any Chapter 11 filings by our existing customers may adversely affect our ability to continue such services and related revenue generated from such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our results of operations and financial condition.

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

THE PASSUR NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

THE COMPANY MAY BE SUBJECT TO EXISTING AND NEWLY ISSUED GOVERNMENT REGULATIONS RELATING TO THE DISTRIBUTION OF FLIGHT-TRACKING DATA.

The Company currently maintains strict safety regulations for its data in order to comply with current government regulations. Due to the continued growing safety needs and concerns of the aviation industry, new government regulations may be implemented. Such new regulations may, in some cases, hinder the Company's ability to provide current and/or additional services.

UNAUTHORIZED USE OF THE COMPANY'S INTELLECTUAL PROPERTIES BY THIRD PARTIES MAY DAMAGE AND/OR ADVERSELY AFFECT OUR BUSINESS.

We regard our trademarks, trade secrets and all other intellectual property as critical to our future success. Unauthorized use of our intellectual property by third parties may damage and/or impair our business. Our intellectual property includes exclusive licenses to use patents held by third parties, as well as Company-owned patents. We rely on trademarks, trade secrets, patent protection and contracts, including confidentiality and non-exclusive license agreements with our customers, employees, consultants, strategic partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our prior knowledge and/or authorization.

The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR System and related technologies. The licensed patents expire in various years through 2010. We currently have three additional patents pending with the United States Patent Office, relating to newly developed internet based software applications, primarily derived from the data generated from the Company's PASSUR Systems. We also intend to seek further patents on our continuous technology advancements, when appropriate. There can be no assurance that the patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

The Company has filed applications for trademark registration of PASSUR in the Untied States. We cannot be assured that the registration will be granted from our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related services.

DEFENDING AGAINST INTELLECTUAL PROPERTY CLAIMS COULD POSE SIGNIFICANT LEGAL AND PROFESSIONAL COSTS, AND IF WERE UNSUCCESSFUL, COULD ADVERSELY AFFECT THE COMPANY.

We cannot assure you that our future products, technologies and software applications will not infringe valid patents or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others. Prosecuting infringers and defending against intellectual property infringement claims could be time consuming and costly, and irrespective of whether or not the Company is successful, could cause substantial expenses and disrupt out business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against the Company may result in significant monetary liability and could adversely affect our business.

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources," above) contain forward-looking statements regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR network and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the products and their use in flight dispatch information services and the impact of those uncertainties on the Company's business and the significant shareholder's continued support. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products, our ability to adequately protect out intellectual property and our ability to secure future financing.

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

        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Shareholders at the Company`s Annual Meeting on April 14, 2003 voted to:

(1) Elect the following to the Board of Directors:

                                FOR           WITHHOLD

    G.S. Beckwith Gilbert     3,046,602          7,400
    Richard R. Schilling      3,046,602          7,400
    Bruce N. Whitman          3,046,602          7,400
    Paul L. Graziani          3,046,602          7,400
    John R. Keller            3,046,602          7,400
    James T. Barry            3,046,602          7,400
    Robert W. Baker           3,046,602          7,400

(2) Ratify the appointment of Ernst & Young LLP, as the Company's independent public accountants for the fiscal year ending October 31, 2003.

          FOR             AGAINST                ABSTAIN
          ---             -------                -------
     3,074,612             20,702                  1,300


(3) Amendment to the 1999 Stock Incentive Plan.

       FOR             AGAINST                ABSTAIN
       ---             -------                -------
    2,500,588          38,291                   900

ITEM 5. OTHER INFORMATION.

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

On February 3, 2003, the Company filed Form 8-K announcing the retirement of G.S. Beckwith Gilbert as Chief Executive Officer of the Company and the appointments of James T. Barry as Chief Executive Officer and Louis J. Petrucelly as Chief Financial Officer and Secretary, effective February 1, 2003.

On March 18, 2003, the Company filed Form 8-K announcing that Delon Dotson, President, Chief Technology Officer and Director had resigned all of his positions with the Company, effective March 14, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             MEGADATA CORPORATION


         DATED:  JUNE 13, 2003       By:     /s/ James T. Barry
                                             -----------------------------
                                             James T. Barry, President and
                                             Chief Executive Officer


         DATED:  JUNE 13, 2003         By:   /s/ Louis J. Petrucelly
                                             ------------------------------
                                             Louis J. Petrucelly, Chief
                                             Financial Officer,
                                             Treasurer and Secretary

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


         Date: June 13, 2003

                                            By:   /s/ James T. Barry
                                                  -----------------------------
                                                  James T. Barry
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

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


                             Date: June 13, 2003

                             By:   /s/ Louis J. Petrucelly
                                   --------------------------------------------
                                   Louis J. Petrucelly
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)