Form 10-Q
period 2003-07-31
MEGADATA CORP
filed 2003-09-12
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              --- OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2003
                                                 -------------


                                       OR


              --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ------------

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

     ======================================================================
          There were 3,488,115 shares of common stock with a par value of $0.01 per share outstanding at September 12, 2003.

                                 INDEX

                 Megadata Corporation and Subsidiaries

                                                                            Page

      Part I. Financial Information                                           3

             Item 1.  Financial Statements.

                Consolidated Balance Sheets - July 31, 2003 (unaudited)
                      and October 31, 2002 (audited).                         3

                Consolidated Statements of Operations (unaudited) - Nine
                      months ended July 31, 2003 and 2002.                    4

                Consolidated Statements of Operations (unaudited) - Three
                      months ended July 31, 2003 and 2002.                    5

                Consolidated Statements of Cash Flows (unaudited) - Nine
                      months ended July 31, 2003 and 2002.                    6

                Notes to Consolidated Financial
                      Statements (unaudited) - July 31, 2003.                 7

             Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                    13

             Item 3. Quantitative and Qualitative Disclosures
                     About Market Risk.                                      25

             Item 4. Controls and Procedures                                 26

     Part II. Other Information                                              27

             Item 1.  Legal Proceedings.                                     27

             Item 2.  Changes in Securities and Use of Proceeds.             27

             Item 3.  Defaults upon Senior Securities.                       27

             Item 4.  Submission of Matters to a Vote of Security Holders.   27

             Item 5.  Other Information.                                     27

             Item 6.  Exhibits and Reports on Form 8-K.                      27

      Signatures                                                             28

                          Part I. Financial Information

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                                     JULY 31,     OCTOBER 31,
                                                                                       2003          2002
                                                                                   -----------    -----------
                                                                                   (UNAUDITED)     (AUDITED)
         ASSETS
         Current assets:
            Cash                                                                   $    95,029    $    86,334
            Accounts receivable, net                                                   323,652        230,676
            Inventory                                                                  355,147        303,633
            Prepaid expenses and other current assets                                  118,421         72,197
                                                                                   -----------    -----------
         Total current assets                                                          892,249        692,840

         Property, plant and equipment, net                                            109,950        133,233
         PASSUR network, net                                                         3,035,949      3,070,784
         Software development costs, net                                               712,766        537,057
         Other assets                                                                   17,315         16,085
                                                                                   -----------    -----------
         Total Assets                                                              $ 4,768,229    $ 4,449,999
                                                                                   ===========    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current Liabilities:
            Accounts payable                                                       $   400,881    $   456,755
            Accrued expenses and other current liabilities                             338,421        418,775
            Accrued expenses--related parties                                          137,803        162,881
            Notes payable--related party                                             7,766,465             --
            Deferred income                                                            803,925        784,374
                                                                                   -----------    -----------
         Total current liabilities                                                   9,447,495      1,822,785

         Notes payable--related party, less current portion                                 --      5,705,000
                                                                                   -----------    -----------
                                                                                     9,447,495      7,527,785

         Commitment and contingencies

         Stockholders' deficit:
            Preferred shares - authorized 5,000,000 shares, par value $.01 per
              share; none issued or outstanding                                             --             --
            Common shares--authorized 10,000,000 shares, par value
              $.01 per share; issued 4,184,615 and 4,169,615 in 2003 and 2002,
              respectively                                                              41,846         41,696
            Additional paid-in capital                                               3,734,869      3,716,832
            Accumulated deficit                                                     (6,832,506)    (5,212,839)
                                                                                   -----------    -----------
                                                                                    (3,055,791)    (1,454,311)
           Treasury Stock, at cost, 696,500 shares in 2003
              and 2002                                                              (1,623,475)    (1,623,475)
                                                                                   -----------    -----------
         Total stockholders' deficit                                                (4,679,266)    (3,077,786)
                                                                                   -----------    -----------
         Total liabilities and stockholders' deficit                               $ 4,768,229    $ 4,449,999
                                                                                   ===========    ===========


                             SEE ACCOMPANYING NOTES

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                            NINE MONTHS ENDED JULY 31,
                                                              2003            2002
                                                           -----------    -----------
         Revenues:
            Subscriptions                                  $ 1,150,712    $   514,682
            Maintenance                                        408,800        334,065
            Systems                                                 --        289,263
            Other                                               19,320         10,973
                                                           -----------    -----------
         Net revenues                                        1,578,832      1,148,983
                                                           -----------    -----------

         Cost and expenses:
            Cost of sales                                      959,800        756,538
            Research and development                           303,405        298,772
            Selling, general and administrative expenses     1,462,847      1,382,056
                                                           -----------    -----------
                                                             2,726,052      2,437,366
                                                           -----------    -----------

         Loss from operations                               (1,147,220)    (1,288,383)

         Other income (expense):
            Interest income                                        494            788
            Interest expense                                        --           (665)
            Interest expense--related party                   (469,731)      (285,869)
                                                           -----------    -----------
         Loss before income taxes                           (1,616,457)    (1,574,129)
         Provision for income taxes                              3,210          3,173
                                                           -----------    -----------
         Net loss                                          $(1,619,667)   $(1,577,302)
                                                           ===========    ===========

         Net loss per common share--basic
            and diluted                                    $      (.47)   $      (.45)
                                                           ===========    ===========

         Weighted average number of common shares
            outstanding--basic and diluted                   3,483,115      3,473,115
                                                           ===========    ===========




                             SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                           THREE MONTHS ENDED JULY 31,
                                                               2003            2002
                                                           -----------    -----------
         Revenues:
            Subscriptions                                  $   405,261    $   203,120
            Maintenance                                        109,110        136,500
            Systems                                                 --        240,000
            Other                                               10,426            795
                                                           -----------    -----------
         Net revenues                                          524,797        580,415
                                                           -----------    -----------

         Cost and expenses:
            Cost of sales                                      416,643        188,972
            Research and development                            99,512        158,783
            Selling, general and administrative expenses       439,533        511,720
                                                           -----------    -----------
                                                               955,688        859,475
                                                           -----------    -----------

         Loss from operations                                 (430,891)      (279,060)

         Other income (expense):
            Interest income                                        105            167
            Interest expense                                        --           (222)
            Interest expense--related party                   (172,965)      (112,015)
                                                           -----------    -----------
         Loss before income taxes                             (603,751)      (391,130)
         Provision for income taxes                                567          1,191
                                                           -----------    -----------
         Net loss                                          $  (604,318)   $  (392,321)
                                                           ===========    ===========

         Net loss per common share--basic
          and diluted                                      $      (.17)   $      (.11)
                                                           ===========    ===========

         Weighted average number of common shares
          outstanding--basic and diluted                     3,488,115      3,473,115
                                                           ===========    ===========


SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                    NINE MONTHS ENDED JULY 31,
                                                                        2003           2002
                                                                    -----------    -----------
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                   $(1,619,667)   $(1,577,302)
         Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                             461,337        282,377
              Common stock options granted for services performed
                                                                         15,937             --
              Changes in operating assets and liabilities:
                Accounts receivable                                     (92,976)      (107,351)
                Inventories                                             (51,514)         4,610
                Prepaid expenses and other current assets               (46,224)        11,114
                Other assets                                             (1,230)        (1,000)
                Accounts payable                                        (55,874)      (267,806)
                Deferred income                                          19,551        352,569
                Accrued expenses and other current liabilities         (105,432)       (62,688)
                                                                    -----------    -----------
         Total adjustments                                              143,575        211,825
                                                                    -----------    -----------
         Net cash used in operating activities                       (1,476,092)    (1,365,477)

         CASH FLOWS FROM INVESTING ACTIVITIES
         PASSUR network                                                (358,781)      (321,932)
         Software development costs                                    (207,508)      (190,859)
         Capital expenditures                                           (12,639)       (11,346)
                                                                    -----------    -----------
         Net cash used in investing activities                         (578,928)      (524,137)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from notes payable--related party                   2,061,465      2,015,000
         Proceeds from stock options exercised                            2,250             --
         Payments of installment notes                                       --         (3,917)
                                                                    -----------    -----------
         Net cash provided by financing activities                    2,063,715      2,011,083
                                                                    -----------    -----------

         Increase in cash                                                 8,695        121,469
         Cash--beginning of period                                       86,334          8,961
                                                                    -----------    -----------
         Cash--end of period                                        $    95,029    $   130,430
                                                                    ===========    ===========


                             SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  July 31, 2003

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report for the year ended October 31, 2002 on Form 10-K filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2003 and its consolidated results of operations and cash flows for the three and nine months ended July 31, 2003 and 2002.

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

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2003.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


REVENUE RECOGNITION POLICY

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, "SOFTWARE REVENUE RECOGNITION," as amended. SOP 97-2 delineates the accounting practices for software products, maintenance and support services and consulting revenue. Under SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g. maintenance, support and other services), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

The Company recognizes revenues on the sale of products and systems when the products or systems have been shipped in accordance with Staff Accounting Bulletin 101. Installation charges, if any, are not material and are recognized when installation services are completed.

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

On November 1, 2002, the Company changed the estimated useful lives of certain assets within the capitalized PASSUR Network to reflect the revised expected useful life of such assets. This change increased total depreciation expense during the three months and nine months ended July 31, 2003 by approximately $20,200, or $0.01 per diluted share and $60,100, or $0.02 per diluted share, respectively.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales. Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, which typically does not exceed five years.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE COSTS (CONTINUED)

Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2003 are recoverable through anticipated future sales of such applicable products.

EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, "EARNINGS PER SHARE." For the three and nine months ended July 31, 2003, the effects of outstanding stock options were excluded from the diluted loss per share computation, as their effect would have been antidilutive.

DEFERRED INCOME

Deferred income includes advanced payments received on maintenance agreements and/or subscription services which are derived from the Company's PASSUR Network and which may be prepaid either annually or quarterly, as well as advance one-time payments received for license fees relating to Company software applications. Revenues from maintenance and subscription services are recognized as income ratably over the maintenance and/or subscription period that coincides with the respective agreement. Revenues from license fees are recognized as income on a straight-line basis over either the term of the license agreement or the expected useful life of such license arrangement; whichever is longer, which typically does not exceed five years.

COMPREHENSIVE LOSS

Comprehensive loss for the three and nine month periods ended July 31, 2003 and 2002 is equivalent to that of the Company's total net loss for those respective periods.

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

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION PLANS (CONTINUED)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and nine months ended July 31, 2003 and 2002.

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                          --------------------------------------------------------
                                           JULY 31,        JULY 31,       JULY 31,      JULY 31,
                                             2003           2002            2003          2002
                                          -----------    -----------    -----------    -----------
        Reported net loss                 $   604,000    $   392,000    $ 1,620,000    $ 1,577,000
        Pro-forma stock compensation
           expense                              7,800         12,000         28,000         33,000

                                          -----------    -----------    -----------    -----------
        Pro-forma net loss                $   611,800    $   404,000    $ 1,648,000    $ 1,610,000
                                          ===========    ===========    ===========    ===========
        Reported basic and diluted net
           loss per common share          $      (.17)   $      (.11)   $      (.47)   $      (.45)

                                          ===========    ===========    ===========    ===========
        Pro-forma basic and diluted net
           loss per common share          $      (.18)   $      (.12)   $      (.47)   $      (.46)
                                          ===========    ===========    ===========    ===========

3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the nine months ended July 31, 2003, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $2,061,465 in exchange for promissory notes bearing interest at 9% per annum and maturing on December 31, 2003. The Company and Mr. Gilbert extended the maturity date of certain notes, which had a maturity date of December 31, 2002, to December 31, 2003. As of July 31, 2003, the total principal amounts of the notes due to Mr. Gilbert aggregated $7,766,000 and are secured by the Company's assets.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. For the nine months ended July 31, 2003, services rendered by FPCM to the Company totaled $9,000.

During the nine months ended July 31, 2003, the Company paid approximately $16,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of PASSUR systems components. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are at current market rates.

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

To enhance its subscription service, the Company provides its own proprietary software suite called FlightPerform(TM) (formerly PASTRACK). FlightPerform enables the customer to benefit from the algorithms and functionality already used by airline and airport customers over the past several years. In addition, during fiscal years 2003, 2002 and 2001, the Company began development of several new products derived primarily from the information generated from its PASSUR Network, including FlightSure(TM), FlightNewsLive(TM), AirportMonitorV.1(TM), IROPSNet(TM), AirportMonitorV.2(TM), PASSUR Pulse(TM) and "WebPC" (currently in development)". As of February 2002, August 2002 and May 2003, AirportMonitorV.1, IROPSNet and PASSUR Pulse were completed and available for sale to customers. Amortization of the capitalized costs of these products commenced as of the date they became available for sale during fiscal 2002 and fiscal 2003, respectively. The Company anticipates the completion and release of AirportMonitorV.2 by the end of fiscal 2003 and the completion of "WebPC" during early fiscal 2004, whereby related amortization will commence on such projects.

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

RESULTS OF OPERATIONS

REVENUES

The Company has transitioned from a seller of equipment (one-time sales) to a provider of subscription-based applications and decision support information supplied from its PASSUR Network. Revenues during the nine months ended July 31, 2003 increased by approximately $430,000, or 37%, as compared to the corresponding period in the prior year. This increase was primarily due to an increase in subscription-based revenues of approximately $636,000, or 124% for the nine months ended July 31, 2003, as compared to the same period in fiscal 2002. Additionally, maintenance revenues increased by approximately $75,000 or 22%. During the current fiscal period, the Company did not have system sales and as a result, systems sales revenues decreased by 100% during the nine months ended July 31, 2003 as compared to the same period in fiscal 2002. The Company's business plan continues to focus on increasing subscription-based revenues; however, the Company from time to time will sell PASSUR systems (one-time sales event) at a specific customer's request.

Revenues during the three months ended July 31, 2003 decreased by approximately $56,000, or 10%, as compared to the corresponding period in fiscal 2002. The decrease was primarily due to the decrease in system sales of approximately $240,000 during the current period. This decrease in systems revenues was partially offset by increases in subscription-based revenues of approximately $202,000, or 100%, as compared to the corresponding period in fiscal 2002.

Management continues to concentrate its efforts on the sale of information and decision support applications derived from the data from the Company-owned PASSUR Network through existing software applications, as well as applications currently in development. Subscription and maintenance-based revenues increased approximately $175,000, or 52%, and approximately $711,000, or 84%, respectively, for the three and nine months ended July 31, 2003, as compared to the same periods in fiscal 2002.

The Company shipped five and installed nine (installations include systems shipped in current and previous fiscal years) Company-owned PASSUR systems during the nine months ended July 31, 2003, which were capitalized as part of the "PASSUR Network". The Company will continue to expand the PASSUR network through shipments and installations of additional systems throughout fiscal 2003. The Company will continue to market the information generated from the PASSUR network directly to airlines, airports and aviation related companies and anticipates that the information derived from the network will ultimately be subscribed to by multiple users at each specific network site. With more than 30 Company owned PASSUR systems located at various airports throughout the continental United States, the Company believes the revenue streams generated from the "PASSUR Network" in the form of subscription-based revenues will continue to increase steadily.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenues of $10,400 and $19,300 for the three and nine months ended July 31, 2003, respectively, as compared to $ 800 and $11,000 for the three and nine months ended July 31, 2002.

COST OF SALES

Costs associated with equipment sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with service and subscription revenues primarily consist of direct labor, overhead costs and the amortization of certain equipment and internally developed software applications. Also included in cost of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing systems. Cost of sales in each reporting period is impacted by the number of PASSUR systems in production as the costs of producing systems are charged to inventory in that period.

The Company has not segregated its cost of sales between cost of tangible products and cost of services, as it is not practical to segregate such costs. During the three and nine months ended July 31, 2003, cost of sales increased by approximately $228,000, or 120%, and $203,000, or 27%, respectively, as compared to the same periods in fiscal 2002. These increases are due to several factors including the costs associated with the higher volume of subscription based business during the current three and nine month periods ending July 31, 2003 as compared to the same periods in fiscal 2002. During the respective corresponding periods of fiscal 2002, cost of sales were reduced significantly by the number of units built, shipped and installed in the Company's PASSUR network. In the current periods of fiscal 2003, the number of units which were built, shipped and installed for the PASSUR network decreased, reducing the amount of the offset to cost of sales as compared to fiscal 2002. Additionally, increased costs associated with communications and overhead costs (and amortization) relating to maintaining and expanding the Company's "nationwide" network of PASSUR systems contributed to the increases in cost of sales.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses decreased by $59,000 or 37% and increased by approximately $5,000, or 2%, for the three and nine months ended July 31, 2003, respectively, as compared to the same periods of fiscal 2002. Research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software and information products, as well as additional costs allocated to the development of new software applications addressing the needs of the aviation market. The fluctuations for both the three and nine months ended July 31, 2003 were due primarily to the fact that during the three months ended July 31, 2003, the Company finished certain research and development projects which had increased research and development expenses in each of the two preceding quarters of fiscal 2003 as compared to the respective periods of fiscal 2002. Additionally, during the three months ended July 31, 2003, personnel who had been utilized on such research and development projects were either redeployed from research and development activities or were replaced by outside software contractors at a more cost effective rate.

There were no customer sponsored research and development activities during the nine months ended July 31, 2003 and 2002. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by approximately $81,000, or 6%, for the nine months ended July 31, 2003, as compared to the same period in fiscal 2002. Increases are primarily due to higher professional and consulting fees, travel, promotion, advertising expenses, unabsorbed labor and overhead costs and severance payments, offset by the continued cost reduction initiatives implemented by the Company during the second quarter of fiscal 2003.

During the three months ended July 31, 2003, selling, general and administrative expenses decreased by approximately $72,000, or 14%, as compared to the same period in fiscal 2002. This decrease is primarily due to the significant cost reduction initiatives implemented by the Company during the second quarter of fiscal 2003, offset by increased professional and consulting fees, travel, promotion and advertising expenses.

The Company expects its sales and marketing expenses in fiscal 2003 will continue to grow as part of the Company's subscription-based business strategy. The Company is also increasing its presence at industry trade shows throughout the United States and Europe.

OTHER INCOME (EXPENSE)

Other interest income and interest expense did not change significantly for the three and nine months ended July 31, 2003, as compared to the same periods of fiscal 2002.

Interest expense-related party increased by $61,000, or 54% and $184,000, or 64%, for the three and nine months ended July 31, 2003, as compared to the same period of fiscal 2002. The increase is due to additional borrowings during the current fiscal year.

NET LOSS

The Company incurred a net loss of $1,620,000, or $.47 per diluted common share, during the nine months ended July 31, 2003. During the corresponding period of fiscal 2002, the Company incurred a net loss of $1,577,000, or $.45 per diluted common share. Despite the increase in total revenues of approximately 37% for the nine months ended July 31, 2003, the increased costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR Network contributed to the loss.

During the three months ended July 31, 2003, the Company incurred a net loss of $604,000 or $.17 per diluted common share. During the three months ended July 31, 2002, the Company incurred a net loss of $392,000, or $.11 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2003, the Company's current liabilities exceeded current assets by $8,555,000. At July 31, 2003, the Company's stockholders' deficit was $4,679,000. For the nine months ended July 31, 2003, the Company incurred a net loss of $1,620,000.

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

For the nine months ended July 31, 2003, net cash used by operating activities was approximately $1,476,000. Cash used in investing activities was approximately $579,000 and consisted primarily of investments in the Company's PASSUR network, as well as capitalized software development costs. Cash provided by financing activities of approximately $2,064,000 came primarily from $2,061,000 in the form of notes payable - related party. No principal payments on notes payable - related party were made during the nine months ended July 31, 2003.

The Company was unprofitable for the nine months ended July 31, 2003. The Company continues to experience increased revenues as a result of the implementation of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and will continue to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel will continue to be issued. Since substantially all of the Company's revenues are derived from either airports or airlines, it is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

         As of July 31, 2003, the Company had contractual obligations as follows:

         CONTRACTUAL OBLIGATIONS              PAYMENTS DUE BY PERIOD
                                  ---------------------------------------------
                                                     LESS THAN 1
                                     TOTAL              YEAR        1 - 3 YEARS
                                  ----------         ----------      ----------
         Operating Leases         $  189,687         $   82,854      $  106,833
         Promissory Notes         $7,766,465         $7,766,465            --
                                  ----------         ----------      ----------

         Total contractual cash
            obligations           $7,956,152         $7,849,319      $  106,833
                                  ==========         ==========      ==========

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"), as amended. SAB 101 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company also recognizes revenue in accordance with Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended, when applicable.

The Company's revenues are generated from the following: (1) subscription and maintenance agreements; (2) system sales, including system upgrade sales; and
(3) one-time license fees. The Company recognizes revenue from system sales when the system is shipped in accordance with SAB 101 and SOP 97-2.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. The Company invoices and records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement and in accordance with SOP 97-2. In many cases, the Company may invoice respective customers in advance of specified period(s), either quarterly or annually which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with SOP 97-2.

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

The Company's policy on capitalized software costs determines whether the costs incurred are classified as capitalized costs (in accordance with SFAS 86) or as research and development expenses. In cases whereby the Company capitalizes costs incurred with development of new hardware/software products, a product specification is designed and/or a working model of the respective project is developed as the guideline for the criteria to capitalize costs associated with such project in accordance with SFAS 86.

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

The Company's net capitalized software costs at July 31, 2003 totaled $713,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at July 31, 2003 were approximately $3,036,000 and $713,000, respectively. Long-term fixed assets accounted for 79% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

On November 1, 2002, the Company changed the estimated useful lives of certain assets within the capitalized PASSUR Network from seven to five years to reflect the revised expected useful life of such assets.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of July 31, 2003, based upon management's evaluation of the above asset groups, no impairments exist. If these forecasts are not met the Company may have to record impairment charges not previously recorded.

RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND EXPECTS ITS LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $604,000 and $1,620,000 during the three and nine months ended July 31, 2003, respectively, $2,110,000 during the fiscal year ended October 31, 2002 and $1,629,000 during the fiscal year ended October 31, 2001. As of July 31, 2003, the Company's accumulated deficit was approximately $6,833,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

THE COMPANY'S SUCCESS IS DEPENDENT ON THE AVIATION INDUSTRY. IF THE COMPANY DOES NOT EXECUTE ITS BUSINESS PLAN OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO THE DEPRESSED AVIATION INDUSTRY MARKET, ITS RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD CONTINUE TO BE ADVERSELY AFFECTED.

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

Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company.

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIAL SIGNIFICANT FLUCTUATIONS.

The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

        o Delays and/or decreases in the signing and invoicing of new contracts;
        o The length of time needed to initiate and complete customer contracts;
        o Revenues recognized from one-time sales events (selling or upgrading systems) versus subscription based sales;
        o The introduction and market acceptance of new and enhanced products and services;
        o The costs associated with providing existing and new products and services;
        o Economic conditions in the United States and the impact on the aviation industry from the terrorist events of September 11, 2001 and continued war or terrorism; and
        o The potential of future terrorist acts against the aviation industry.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods results of operations may be below those expected based upon previous performance.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through October 31, 2003. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in an industry for which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope and normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman and therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and continued growth could become adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNT FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's business plan is to obtain additional customers, but anticipates that near term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced several Chapter 11 bankruptcy filings recently. Any Chapter 11 filings by our existing customers may adversely affect our ability to continue such services and collect revenue generated by such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results and cash flow.

THE SOFTWARE BUSINESS FOR THE AVIATION INDUSTRY IS HIGHLY COMPETITIVE, AND FAILURE TO ADAPT TO THE CHANGING INDUSTRY NEEDS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

The industry in which we compete is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. We compete with many established companies in the industry we serve, and some of these companies may have substantially greater financial, marketing and technology resources, larger distribution capabilities, earlier access to potential customers and greater opportunities to address customers' various information technology requirements. As the aviation industry seeks to be more cost effective due to the continued economic downturn, product pricing becomes increasingly important for our customers. As a result we may experience increased competition from certain, low-price competitors. To remain competitive, we continue to develop new products and continue to enhance existing products. We may be unsuccessful in our ability to sell new products and/or product releases that meet the needs of our industry in light of low-cost, less functional alternatives available in the market. In addition, the pricing of new products or releases of existing products may be above that required by the market place. Our inability to bring such new products or enhancements to existing products to the market in a timely manner or the failure for these products to achieve industry acceptance could adversely affect our business, financial condition, operating results and cash flow.

THE COMPANY DEPENDS UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES.

The Company's future performance depends on the continued services of its key technical and engineering personnel. Significant improvements have been made in the past year to address such issues, in particular, technical redundancy, but the Company continues to depend on the efforts of a limited number of key personnel. The employment of any of the Company's key personnel could cease at any time which could have an adverse affect on our business.

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

The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR System and related technologies. The licensed patents expire in various years through 2010. We currently have five additional patents pending with the United States Patent Office, some of which relate to newly developed internet based software applications, derived in large part from the data generated from the Company's PASSUR Systems. We also intend to seek further patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that the patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

The Company has filed applications for trademark registration of PASSUR in the Untied States. We cannot be assured that the registration will be granted from our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related services.

DEFENDING AGAINST INTELLECTUAL PROPERTY CLAIMS COULD POSE SIGNIFICANT LEGAL AND PROFESSIONAL COSTS, AND IF UNSUCCESSFUL, COULD ADVERSELY AFFECT THE COMPANY.

We cannot guarantee that our future products, technologies and software applications will not inadvertently infringe valid patents or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others. Prosecuting infringers and defending against intellectual property infringement claims could be time consuming and costly, and irrespective of whether or not the Company is successful, could disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against the Company may result in significant monetary liability and could adversely affect our business, financial condition, operating results and cash flow.

THIRD PARTIES COULD CLAIM THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND DEFENDING SUCH CLAIMS COULD ADVERSELY AFFECT THE COMPANY.

Investigation of any claims from third parties alleging infringement of their intellectual property, whether with or without merit, can be expensive and could affect development, marketing, selling or delivery of our products. As the number of software patents issued increases, additional claims, with or without merit, could be asserted. Defending against such claims is time consuming and might result in significant legal expenses or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results and cash flow.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

For purposes of Rules 13a-14 and 15d-14 of the Exchange Act 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Report (the "Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

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

        NONE

ITEM 5. OTHER INFORMATION.

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the three months ended July 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MEGADATA CORPORATION


      DATED:  SEPTEMBER 12, 2003       By: /s/ James T. Barry
                                           ------------------------------------
                                           James T. Barry, President and
                                           Chief Executive Officer


      DATED:  SEPTEMBER 12, 2003       By: /s/ Louis J. Petrucelly
                                           ------------------------------------
                                           Louis J. Petrucelly, Chief Financial
                                           Officer, Treasurer and Secretary