Form 10-K
period 2003-10-31
MEGADATA CORP
filed 2004-01-28
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003
                                       OR
         | _ | Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from ___ to ___

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

    The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2003 was $ 274,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 28, 2004 was 4,088,115

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2003, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.


           (a) GENERAL DEVELOPMENT OF BUSINESS.

           Megadata Corporation ("Megadata" or the "Company"), a New York corporation founded in 1967, is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation related companies. Its principal business is the delivery of information and decision support software by subscription from a database of flight and travel-related information, of which a primary data component is its PASSUR(TM) (Passive Secondary Surveillance Radar) Network of flight tracking systems.

           Revenues are generated from information and decision support products that provide a range of services to airlines, airports, and aviation related companies. The Company's strategy is to gain baseline acceptance as an affordable, usually web-based, solution provider, to grow the number of web-based solutions an individual customer uses once they have started with one or more of the Company's products, and to team with partners to provide a greater range of solutions, as well as cost-effectively expand the reach of the Company's marketing and distribution. Three years ago, the Company transitioned its business model from selling PASSUR systems to selling subscription services.

           The objectives of the Company's strategy are to (1) increase subscription sales per customer by providing multiple solutions for customers with primarily web-based products that target different needs and problems, (2) increase subscription sales per airport location (airport, airlines, and other aviation related customers) by identifying as many customers as possible, (3) reduce the selling cycle and costs per sale through the shift to web-based products and partnering with decision support software partners; and (4) increase available market share by identifying national and international opportunities for the Company's information and decision support products.

           The Company's information is primarily derived from the PASSUR System. PASSUR is a passive radar, which, without emitting any active signals, receives aircraft identification and altitude information from aircraft transponder transmissions, which are interrogated by existing secondary surveillance radars. In the past year, several additional data sources have been added to the Company's database to provide an integrated data solution.

           The Company's services address airspace capacity enhancement, airline and airport operational efficiency, customer service, safety and security, and airport revenue management. Management believes this market is in excess of $15 billion. We believe that limited availability of accurate and timely flight, terminal airspace, airport condition information, and the poor flow of that information throughout the aviation system is a major impediment to improving operating efficiency of airlines and airports, reducing delays and cancellations, and making timely decisions required to handle emergencies that might threaten safety and security. Currently there are a number of large and sophisticated command and control systems designed to help airlines and airports with these issues, but their acceptance is limited for several reasons, including the quality and availability of timely and accurate information, technical complexity, and cost. Access to domestic and international arrival information is fragmented and often controlled and filtered by government sources or not available at all.

           The Company has a suite of information and decision support software products, including AirportMonitor(TM), Pulse Operations(TM), Pulse Financial(TM), OpsNet(TM) (formerly IROPSNet), FlightPerform(TM), and FlightSure(TM), currently available for distribution.

           o AirportMonitor, patent pending, is an internet-based application which provides the surrounding airport communities with live flight tracking and information (delayed for security purposes) as part of their public relations and community outreach programs.
           o Pulse Operations, patent pending, provides a web-based live and archived capability to provide affordable and easily distributed access to the PASSUR database of operational information.
           o Pulse Financial, patent pending, provides a web-based live and archived capability that allows an airline or airport to gain an immediate detailed, accurate landing report in order to properly account for landing fees, providing a single standard for landing fee reconciliation and creating maximum revenue efficiency and maximum fee fairness by ensuring all airport users are carrying their true and accurate proportion of the landing fee obligation.
           o OpsNet, patent pending, is an internet-based application designed to improve airport/airline management coordination through instant communications between all the necessary parties during costly disruptions caused by weather, security and emergency situations.
           o FlightPerform is a live airspace analysis and awareness system used by airports and airlines for real-time dispatch, arrivals and airside facilities management; and
           o FlightSure provides data and software for integrated aircraft noise management and monitoring systems.

           The Company generates revenues by selling either (1) subscription-based information - primarily derived from a PASSUR system, which is part of the "PASSUR Network", or (2) equipment - a PASSUR system. Under the subscription-based model, the customer subscribes to the information on a monthly basis pursuant to a subscription agreement, which may be for a multi-year period. The agreement also provides that the information from the PASSUR system cannot be resold or used for unauthorized purposes. When systems are sold, Megadata retains both proprietary and distribution rights to the data generated from such systems and can distribute such data at the Company's sole discretion.

           Currently, PASSUR flight track coverage is available for 30 of the top 40 airports in the United States. In addition, more than 10 airlines and 40 airports utilize the information, data and software information products derived from the Megadata PASSUR Network. There are over 50 PASSUR system installations worldwide.

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

           AIRLINE AND AIRPORT CUSTOMERS

           PASSUR is used by many of the largest airports and airlines in the country and in different parts of the world. Airlines and airports use the PASSUR information to drive a number of operating efficiencies that improve performance and increase customer satisfaction, and operating profits. Information derived from the PASSUR systems and related suite of software applications is utilized to:
           o Provide accurate arrival and estimated time of arrival ("ETA") information available, particularly during irregular operations. The information is also used in terminal passenger data services such as Flight Information Display Systems ("FIDS") or other displays. The ETA information can be utilized to provide compliance with the aviation community's goal of providing timely and accurate flight information to customers.
           o Provide accurate arrival data and ETA's for managing airport operations. With better arrival information airlines can more effectively manage connecting flights during push periods. This tool complements gate management and staff scheduling programs and thus, enhances productivity improvements for ground personnel and support functions.
           o Provide accurate arrival information for airlines and at times airports to help manage diversions, connections, and reduce the incidence of aircraft arriving at a gate without proper airline or airport reception. A more accurate picture of the terminal airspace, more accurate ETA's, and views of current holding patterns enable airlines and airports to make better decisions.
           o Provide enhanced collaborative decision making tools that provide the Federal Aviation Administration, airlines and the local airport authorities with a "real-time" communication tool to better communicate and make more effective decisions during irregular operations.
           o Provide Web-based flight tracking tools to improve public relations by providing the surrounding airport communities with live flight traffic and information (delayed for security purposes) as part of their public relations and community outreach programs.
           o Provide Web-based performance tools to improve operational performance by providing affordable and easily distributed access to the PASSUR database of operational information.
           o Provide Web-based financial tools to improve operational performance by allowing an airline or airport to gain an immediate snapshot of landing reports in order to properly account for landing fees.
           o Provide the ability to replay flight events to support post-operations analysis. The playback of flight tracks and events allows airlines to conduct a more thorough analysis of those events and thereby creates opportunities to improve the efficiency and safety of operations.
           o Enhance safety and security. Real time situational awareness and an immediate replay capability provide airlines and governmental agencies with the ability to be fully informed and proactive in responding to emergency events.
           o Enforce the laws and regulations regarding noise levels emitted by an aircraft. When used as part of an airport noise monitoring system, airport managers and noise control officers can correlate noise events in the local community with specific airline flight tracks.

           During fiscal 2002, the Company completed and released new information and decision support products in direct response to customer requests and needs, including AirportMonitor (real time updates to educate the local community on flight behavior relating to noise issues) and OpsNet (formerly IROPSNet) (airport and airline community collaborative decision making tool).

           During fiscal 2003, the Company completed and released several new products, most specifically, Mode S, Pulse for Operations and Pulse for Revenue. In addition, the Company released new versions of AirportMonitor and continues development on new enhanced versions of existing software applications. The Company continues to develop software applications, both internet-based and end-user based, in direct response to the needs of the aviation community.

           (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

           Not applicable.

           (c) NARRATIVE DESCRIPTION OF BUSINESS.

           The Company is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation related companies. Its principal business is the delivery of information and decision support software by subscription from a database of flight and travel-related information, of which a primary data component is its PASSUR (Passive Secondary Surveillance Radar) Network of flight tracking systems.

           1. PRODUCTS.

           The Company has transitioned from being a supplier of passive surveillance systems (a capital equipment business) to a provider of subscription-based information and decision support software products. These products leverage the extensive passive surveillance data available through the PASSUR Network to provide application-specific efficiency tools to airlines, airports and related commercial businesses.

           (i) The PASSUR System


           The PASSUR system, together with associated data and software products is a reliable and cost effective source of time-critical and valuable information about the position and flight path of aircraft. PASSUR is an important ingredient to the database that drives all present and future data, information, and Company solution products. The Company, under an exclusive license for patented technology owned by a third party, has used its proprietary hardware, data, and software to develop an enhanced line of products. This license agreement which includes various patents issued by the United States and various foreign countries has patent expirations varying through the year 2010 and 2013 for patents issued by the United States and foreign countries, respectively. These PASSUR systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars.

           (ii) Custom Hardware and Software Activities

           The Company is not involved in specialized research and development projects sponsored and paid for by customers.

           2. SERVICES.

           (i) Information Services from the PASSUR Network

           Information services include timely, accurate, user-friendly information important to the efficient operation of airlines and airports. The information services leverage the PASSUR Network, and are tailored to address specific customer requirements, many of which can only be satisfied by information generated from the PASSUR Network. The services provide airline and airport customers with specific and timely information needed to efficiently manage their airport, airside, and ground operations. The ETA's generated from the PASSUR system are an example of an information service currently being used throughout the customer network.

           (ii) Decision Support Software from the PASSUR Network

           Decision support tools and software solutions have been developed to improve quality and operating efficiency of specific airline and airport operations. OpsNet is an example of a decision support service.

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

           4. DEPENDENCE ON CERTAIN CUSTOMERS.

           During the fiscal year ended October 31, 2003, two (2) customers (Continental Airlines and Aviation Development Council) accounted for approximately 37% of revenues. Those two customers accounted for 24% and 13% of revenues, respectively. As of October 31, 2002, two (2) customers (Continental Airlines and Massachusetts Department of Airports) accounted for approximately 34% of revenues. Those two customers accounted for 19% and 15% of revenues, respectively. As of October 31, 2001, one (1) customer (Continental Airlines) accounted for approximately 15% of revenues.

           5. BACKLOG FOR SUBSCRIPTION REVENUE AGREEMENTS.

           The Company's committed backlog for subscription and maintenance services at October 31, 2003 amounted to approximately $1,781,000. Of this amount, $1,574,000 is scheduled for delivery or performance before October 31, 2004 and the balance of $ 207,000 is scheduled for delivery or performance in subsequent years. The backlog at October 31, 2002 and 2001 amounted to approximately $3,346,000 and $1,027,000 respectively. Backlog consists of written purchase orders or contracts.

           6. COMPETITION.

           The Company offers the PASSUR system for passive detection of aircraft in flight with related suite software applications. These applications are, to the best of the Company's knowledge, relatively unique, but continued competition of flight tracking products is becoming readily available. Depending on the end use of the Company's products, the Company's primary competitors include Dimensions International, Lochard Pty, Ltd, Rannoch Corporation and Sabre, Inc. The Company also sells certain data solutions through systems integrators, including BAE, Inc, and Bruel & Kjaer Inc., some of which may also sell products that are competitive with those offered by the Company. Most of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources than the Company.

           7. RESEARCH AND DEVELOPMENT.

           The Company's Research and Development ("R&D") efforts are primarily focused on the continued software and hardware enhancements and maintenance to the existing PASSUR systems and related suite of software applications as well as additional resources in developing and maintaining the new software applications and decision support products, currently in development, which will eventually expand the Company's software suite of products.

           During the fiscal year ended October 31, 2003, the Company incurred approximately $403,000 in expenditures for R&D, none of which was customer sponsored. In fiscal year ended October 31, 2002, approximately $405,000 was expended on R&D and in fiscal year 2001 approximately $288,000 was expended on R&D.

           8. ENVIRONMENTAL COSTS.

           The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

           9. EMPLOYEES.

           As of October 31, 2003, the Company employed 12 full time employees, including 5 officers.

         (d) FINANCIAL INFORMATION ABOUT
             GEOGRAPHIC AREAS

           The following table sets forth the dollar amounts and the percentages attributable to the sale by the Company of its products and services during the past three fiscal years in and outside the United States:

NET REVENUES           2003                   2002                  2001
------------ --------------------   -------------------   --------------------
Domestic     $2,063,000     96.5%   $1,563,000    94.9%   $ 909,000      96.6%
---------

Exports          74,000      3.5%       83,000     5.1%      32,000       3.4%
---------    ----------    -----    ----------   -----    ---------     -----

Total
Revenues:    $2,137,000    100.0%   $1,646,000   100.0%   $ 941,000     100.0%
             ==========    =====    ==========   =====    ==========    =====

ADDITIONAL INFORMATION

           The Company's internet address is WWW.PASSUR.COM. We make available on our website under "SEC Filings", via a link to the United States Securities and Exchange Commission's website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and as soon as reasonably practical subsequent to electronic filing with or furnishing to the Securities Exchange Commission. All such filings on our website are available free of charge. The Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to:
Investor Relations, Megadata Corporation, 47 Arch Street, Greenwich, CT 06830.

ITEM 2. PROPERTIES.

           The Company's manufacturing and research facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building previously was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leases 12,000 square feet at an annual rental cost of $83,460.

           The Company's executive offices are located in a three-story office building at 47 Arch Street, Greenwich, Connecticut. Effective October 1998, the Company began leasing space from Field Point Capital Management Company, a company 100% owned by the Company's Chairman of the Board, at $1,000 per month rent. The Company believes these rates are competitive and are at or below market rates.

ITEM 3. LEGAL PROCEEDINGS.

           The Company is not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


           (a) MARKET INFORMATION.

           The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is traded on the over-the-counter bulletin board.

           The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

                     Period                                     Prices*
         ------------------------------------           ---------------------
                                                         High           Low
                                                         ----           ---

         FISCAL YEAR ENDED OCTOBER 31, 2003
                  FIRST QUARTER                         $ .75         $ .25
                  SECOND QUARTER                          .51           .25
                  THIRD QUARTER                           .66           .25
                  FOURTH QUARTER                          .60           .30

         Fiscal Year Ended October 31, 2002
                  First Quarter                         $ .90         $ .35
                  Second Quarter                          .65           .26
                  Third Quarter                           .50           .25
                  Fourth Quarter                         1.01           .25
--------------------------------------------------------------------------------

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

           (b) HOLDERS.

           The number of registered equity security holders of record at January 20, 2004 was 305, as shown in the records of our transfer agent.

           (c) DIVIDENDS.

           The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.


--------------------------------------------------------------------------------
                                                                     NUMBER OF
                                                                     SECURITIES
                                                                      REMAINING
                                                                      AVAILABLE
                                                                     FOR FUTURE
                                                                      ISSUANCE
                                                                    UNDER EQUITY
                                       NUMBER OF                    COMPENSATION
                                     SECURITIES TO      WEIGHTED-       PLANS
                                       BE ISSUED         AVERAGE      (EXCLUDING
                                     UPON EXERCISE    EXERCISE PRICE  SECURITIES
   PLAN CATEGORY                     OF OUTSTANDING   OF OUTSTANDING REFLECTED IN
                                        OPTIONS         OPTIONS      COLUMN (A))
                                          (a)            (b)            (c)
--------------------------------------------------------------------------------
    EQUITY COMPENSATION PLAN
    APPROVED BY SECURITY HOLDERS         1,043,000          $.58        432,000
--------------------------------------------------------------------------------
    EQUITY COMPENSATION PLANS
    NOT APPROVED BY SECURITY HOLDERS        --               --           --
--------------------------------------------------------------------------------


    TOTAL                                1,043,000          $.58         432,000
--------------------------------------------------------------------------------


ITEM 6. SELECTED FINANCIAL DATA.

           The selected consolidated statements of operations data for the fiscal years ended October 31, 2003, 2002 and 2001, and the consolidated balance sheet data as of October 31, 2003 and 2002, have been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended October 31, 2000 and 1999, and the selected consolidated balance sheet data as of October 31, 2001, 2000 and 1999, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Selected Statement of Operations Data:
                                                YEARS ENDED OCTOBER 31,
------------------------------------------------------------------------------------------------
                            2003           2002             2001         2000           1999
                            ----           ----             ----         ----           ----
Net
Revenues                $ 2,136,914    $ 1,645,687    $   940,637    $ 1,756,602    $ 1,100,641

Net
Loss                    $(2,486,122)   $(2,110,212)   $(1,629,490)   $  (582,824)   $  (322,812)

Net Loss Per
Common Share --
Basic and diluted (1)   $      (.71)   $      (.61)   $      (.47)   $      (.22)   $      (.13)

Dividend Declared              --             --             --             --             --

--------------------------------------------------------------------------------------------------



Selected Balance Sheet Data:
                                                       OCTOBER 31,
---------------------------------------------------------------------------------------------
                              2003           2002         2001         2000         1999
                              ----           ----         ----         ----         ----

Total Assets               $4,533,279    $ 4,449,999   $ 3,356,343   $2,348,082    $1,572,865

Long-Term
Debt (2)(3)(4)(5)(6)(7)    $8,466,465    $ 5,705,000    $3,090,000   $  152,985   $   337,945

Total Shareholders'
   (Deficit) Equity       $(5,540,408)   $(3,077,786)  $  (988,824)  $  604,216   $   (14,854)
---------------------------------------------------------------------------------------------

(1) Net loss per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.
(2) The mortgage loan to Roslyn Savings Bank was paid in full upon the sale of the Company's mortgaged property on October 22, 1999.
(3) Long-term debt for 1999 included $325,000 of notes payable and $12,945 of installment notes payable, which were due after October 31, 2000.
(4) Long-term debt for 2000 included $150,000 of notes payable, and $2,985 of installment notes payable, which are due after October 31, 2001.
(5) Long-term debt for 2001 consists of notes payable - Related party which is due after October 31, 2002.
(6) Long-term debt for 2002 consists of notes payable - Related party which is due after October 31, 2003.
(7) Long-term debt for 2003 consists of notes payable - Related party which is due after October 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer owned PASSUR systems, system sales and system upgrades revenues and other revenues from services and/or products provided which are not part of the subscription or maintenance business line. Revenues during fiscal 2003 increased by approximately $491,000, or 30%, to $2,137,000 in fiscal 2003 from $1,646,000 in fiscal 2002. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address the customers' needs and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to our suite of software applications and the increased subscriptions from our suite of applications to existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR Network. Such efforts include the continued development of new product applications as well as enhancements and maintenance of existing applications. As a result, subscription-based revenues increased approximately $719,000, or 82%, for fiscal 2003, when compared to fiscal 2002. The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and development of new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR system at a customer's specific request. In fiscal 2002, the Company sold one system and one system upgrade, which resulted in system sales revenues of approximately $293,000.

Revenues during fiscal 2002 increased by approximately $705,000, or 75%, to $1,646,000 from $941,000 in fiscal 2001. This increase was primarily due to the increase in system sales and increased focus on the subscription based revenue business model. The Company's subscription-based sales for fiscal 2002 and 2001 were $874,000 and $448,000, respectively.

The Company shipped five and installed nine Company-owned PASSUR systems during fiscal 2003 (installations include systems shipped in current and previous fiscal years), which were capitalized as part of the "PASSUR Network". The Company will continue to expand the PASSUR Network by shipping and installing additional PASSUR systems throughout fiscal 2004. Management anticipates that these future PASSUR sites will provide increased coverage of the PASSUR Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR Network directly to airlines, airports and aviation related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. There were 38 Company owned PASSUR's located at various airports throughout the continental United States at the end of fiscal 2003.


Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-

PASSUR revenues of approximately $29,000 for fiscal 2003 as compared to approximately $23,000 in fiscal 2002.

COST OF SALES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consists primarily of direct labor, depreciation of PASSUR Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR Network units added to the asset account which include the production, shipments and installations of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets". After the positive impact of the Capitalized Assets are recognized in cost of sales, these Capitalized Asset costs are then depreciated and/or amortized over their respective useful lives and charged to cost of sales.

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During fiscal 2003, cost of sales increased by approximately $807,000, or 99%, as compared to fiscal 2002. This increase was primarily due to the increases in depreciation and amortization of PASSUR Network and software development assets, the one-time disposal of certain PASSUR Network and software development assets, communication costs, certain allocated overhead costs and the decrease in the impact of Capitalized Assets charged to cost of sales in fiscal 2003 as compared to fiscal 2002.

During fiscal 2003, costs associated with subscription and maintenance revenues including labor, communication costs and allocated overhead costs totaled approximately $1,400,000 or 86% of gross cost of sales (before impact of Capitalized Assets), an increase of approximately 12% from fiscal 2002. The Company does not deem it practical to bifurcate these costs between subscription revenues and maintenance revenues. In addition, during fiscal 2003, costs directly associated with subscription revenues include: (1) depreciation and amortization of the PASSUR network assets and software development costs, totaling approximately $602,000 or 37% of gross cost of sales (before impact of Capitalized Assets); and (2) the impact of Capitalized Assets totaling approximately $642,000, a decrease of approximately 40% from fiscal 2002.

Finally, during fiscal 2003, the Company charged to cost of sales approximately $150,000 and $24,000 for the disposal of certain PASSUR Network and software development assets as well as the write-off of inventory associated with non-PASSUR product lines, respectively.

During mid-fiscal 2003, the Company initiated certain cost reduction initiatives specifically to address the increased costs associated with communication and allocated overhead costs within cost of sales. Management expects to continue to address these costs and anticipates that the results of such cost reduction initiatives will be recognized throughout fiscal 2004.

RESEARCH AND DEVELOPMENT

During fiscal 2003, research and development expenses remained consistent with fiscal 2002. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products. However, commencing mid-fiscal 2002, personnel who had been utilized on such research and development activities were either redeployed from research and development activities or were replaced by outside software contractors at a more cost effective rate. The costs associated with outside contractors are charged directly to cost of sales as these costs impact the amount of labor associated with capitalized software programs which also impacts cost of sales.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR customers. There were no customer sponsored research and development activities during fiscal 2003 or fiscal 2002. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

During fiscal 2003, selling, general and administrative expenses decreased by approximately $184,000, or 9%, as compared to fiscal 2002. The decrease was primarily due to cost reduction initiatives enacted throughout fiscal 2003. Such initiatives resulted in decreased costs associated with outside consultants, certain allocated overhead costs as well as the reduction of selected general and administrative employees throughout fiscal 2003, including, certain company executives, which resulted in a decrease of approximately $187,000 or 34% in officers' payroll in fiscal 2003 as compared to fiscal 2002. All of these cost reduction initiatives were partially offset by increases in severance payments (relating to the termination of employees during fiscal 2003) as well as professional fees and insurance expenses.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR suite of software applications. The Company anticipates that its sales and marketing expenses may increase in fiscal 2004 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Interest income and interest expense to unrelated parties were not significant in fiscal 2003 and fiscal 2002.

Interest expense-related party increased by approximately $246,000, or 60%, in fiscal 2003, as compared to fiscal 2002. The increase is due to additional borrowings the Company incurred during fiscal 2003 in the amount of $2,761,000 from its significant shareholder. These borrowings resulted from the Company's inability to generate cash flows from operations to meet existing working capital requirements and capital expenditures.

INCOME TAXES

The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $13,750,000 in federal tax loss carryforwards to offset possible future income. The Company also has available $25,000 in general state business tax credit carryforwards. These carryforwards expire in various tax years through 2023. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $5,363,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

NET LOSS

The Company incurred a net loss of $2,486,000, or $.71 per diluted share, during fiscal 2003, as compared to a net loss of $2,110,000, or $.61 per diluted share, in fiscal 2002.

During fiscal 2003, total costs and expenses of $3,966,000 were higher than total revenues and resulted in a loss from operations of $1,829,000. Total costs and expenses increased by $621,000, or 19%, as compared to such costs in fiscal 2002. Despite the increase in revenues of approximately 30% in fiscal 2003, increased costs associated with communication costs, depreciation and amortization, interest expense from outstanding debt and expenses associated with the placement, operation, development and marketing of the Company-owned PASSUR Network contributed to the additional loss.

During fiscal 2002, total costs and expenses of $3,345,000 were higher than total revenues and resulted in a loss from operations of $1,699,000. Total costs and expenses increased by $951,000, or 40%, as compared to fiscal 2001.

QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2003 and 2002. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of any normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances have been reclassified to conform to the presentation of balances as stated in this Annual Report on Form 10-K.


                                                                THREE MONTHS ENDED
                           -----------------------------------------------------------------------------------------
                            OCT. 31,  JULY 31,    APRIL 30, JANUARY 31, OCT. 31,   JULY 31,  APRIL 30,   JANUARY 31,
                             2003       2003        2003      2003        2002       2002       2002         2002
                           -----------------------------------------------------------------------------------------

TOTAL NET REVENUES        $558,082   $524,797    $556,295   $497,740    $496,704   $580,415   $272,769     $295,799

LOSS FROM OPERATIONS      (682,098)  (430,891)   (266,226)  (450,103)   (411,116)  (279,060)  (585,596)    (423,727)

NET LOSS                  (866,455)  (604,318)   (420,221)  (595,128)   (532,910)  (392,321)  (680,694)    (504,287)

BASIC AND DILUTED
  NET LOSS PER SHARE        $(0.25)    $(0.17)     $(0.12)    $(0.17)     $(0.15)    $(0.11)    $(0.20)      $(0.15)
--------------------------------------------------------------------------------------------------------------------


IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2003, the Company's current liabilities exceeded current assets by $793,000. At October 31, 2003, the Company's stockholders' deficit was $5,540,000. For fiscal 2003, the Company incurred a net loss of $2,486,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR Network," by continuing to install PASSUR Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through the end of fiscal 2004. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

Net cash used from operating activities for fiscal 2003 was approximately $2,038,000. Cash flows used in investing activities for fiscal 2003 was approximately $763,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs. Cash flows provided by financing activities for fiscal 2003 were approximately $2,764,000 of which approximately $2,761,000 was in notes payable - related party. No principal payments on notes payable - related party were made during fiscal 2003.

The Company was unprofitable in fiscal 2003. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from the PASSUR Network remains strong and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, additional losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

CONTRACTUAL OBLIGATIONS

As of October 31, 2003, the Company had contractual obligations as follows:


CONTRACTUAL OBLIGATIONS                       PAYMENTS DUE BY PERIOD
                                           LESS THAN                MORE THAN
                                 TOTAL      1 YEAR     1 - 3 YEARS   3 YEARS
                             ------------ ----------- ------------- -----------
Operating Leases             $   169,428   $  83,460   $    85,968       --
Promissory Notes             $ 8,466,465        --     $ 8,466,465       --
Other Long-Term Obligations  $   750,000   $  75,000   $   225,000   $ 450,000
                             ------------ ----------- ------------- -----------
Total contractual cash
   obligations               $ 9,385,893   $ 158,460   $ 8,777,433   $ 450,000
                             ============ =========== ============= ===========

o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($83,460 - fiscal 2004, $85,968 - fiscal 2005). All other operating leases are under a month-to-month arrangement, therefore, obligations have been excluded from above calculation.
o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. Historically, the Company has not exceeded such thresholds to date.

CERTAIN RELATED PARTY TRANSACTIONS

In fiscal 2003, G.S. Beckwith Gilbert, Chairman and significant shareholder of the Company, loaned the Company $2,761,000 under promissory notes bearing interest at 9% per annum and maturing at December 31, 2003. As of October 31, 2003, the total notes payable due to Mr. Gilbert totaled $8,466,465 and are secured by the Company's assets.

Effective November 1, 2003, the Company and Mr. Gilbert modified certain terms and conditions of the outstanding notes as of October 31, 2003. The modified terms included a maturity date of November 1, 2004 as well as issuance of 600,000 shares of Megadata common stock as payment of annual interest on such note. Prior to aforementioned modifications, the outstanding promissory notes had a maturity date of December 31, 2003 and bore interest at 9% per annum.

Effective November 15, 2003, the Company and Mr. Gilbert entered into a subsequent debt agreement whereby any additional promissory notes issued to Mr. Gilbert will mature on November 1, 2004 and bear interest at 4.5% per annum, payable in cash.

During fiscal 2003, the Company paid approximately $16,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement and upgrade equipment of PASSUR systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect its reported financial results. Actual results may differ from these judgments under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

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

The Company's revenues are generated from the following: (1) subscription and maintenance agreements; (2) system sales, including system upgrade sales; and
(3) one-time license fees. The Company recognizes revenues from system sales when the system is shipped in accordance with SAB 101 and SOP 97-2.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with SOP 97-2, we recognize revenue from the licensing of our software products or performance of maintenance when all of the following criteria are met: (1) we have entered into a legally binding agreement with a customer; (2) we deliver the products / services; (3) license / maintenance agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement(s). In many cases, the Company may invoice respective customers in advance of specified period(s), either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with SOP 97-2.

Our software licenses generally do not include acceptance provisions. An acceptance provision generally allows a customer to test the software for a defined period of time before they commit to a binding agreement to license the software. If a subscription agreement includes an acceptance provision, the company will not recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the subscription agreement, the expiration of the acceptance period.

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

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and amortization commences over a five year period and any additional costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any costs incurred on products which were completed and released to the general public in the form of continued maintenance of such products, in accordance with SFAS 86. Management uses judgment in determining and evaluating whether development costs meet the criteria for immediate expense or capitalization.

The Company's net capitalized software costs at October 31, 2003 totaled $679,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at October 31, 2003 approximated $2,924,000 and $679,000, respectively. Long-term fixed assets accounted for 79% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

On November 1, 2002, the Company changed the estimated useful lives of certain assets within the capitalized PASSUR Network from seven to five years to reflect the revised expected useful life of such assets.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2003, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met the Company may have to record impairment charges not previously recorded. However, during the fourth quarter of fiscal 2003, the Company disposed of certain PASSUR Network assets totaling approximately $105,000, which represented the remaining carrying value of such assets. These disposals were due to network assets which were returned to the Company and deemed damaged and/or obsolete. In addition, the Company also determined during the fourth quarter of fiscal 2003, to dispose of one in-process capitalized software project of approximately $46,000 based upon the assumption that the project is no longer viable. The project commenced in fiscal 2001 and at such time was considered a viable project and properly capitalized under SFAS 86, but recent determinations by the Company has resulted in the abandonment of the project.

DEPRECIATION AND AMORTIZATION

The Company's total net capitalized assets at October 31, 2003 were $3,702,000, representing 82% of the Company's consolidated net assets as of October 31, 2003. The total net property, plant and equipment approximated $99,000, the total net PASSUR Network approximated $2,924,000 and the total net software development costs approximated $679,000. The total depreciation and amortization expense related to capitalized assets at October 31, 2003 approximated $652,000. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

Property, plant and equipment                        3 to 10 Years
PASSUR Network                                       5 to 7 Years
Software development costs                           5 Years

The PASSUR Network reflected on the Company's Consolidated Balance Sheets represents PASSUR Systems and the related software workstations used from the data derived from the PASSUR Systems. The PASSUR Network is comprised of PASSUR Systems installed and supplying data to the company network, related workstations with software and/or PASSUR Systems built but not yet installed into the company network. PASSUR Network assets which are not installed into the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR Systems are depreciated over seven years and the related workstations are depreciated over five years.

All of the Company's capitalized assets are recorded at cost (which may also include salaries and related overhead costs incurred during the period of development) and depreciated and/or amortized over the asset's estimated useful life for financial statement purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles and industry standards for similar assets. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments (see "Impairment of Long-Lived Assets" above) are identified and prospective depreciation expense or impairment expense is adjusted accordingly.

The total depreciation and/or amortization for the year ended October 31, 2003 for property, plant and equipment approximated $50,000, the PASSUR Network approximated $537,000 and software development costs approximated $65,000.

STOCK-BASED COMPENSATION

The Company currently measures compensation expense for stock option grants using the intrinsic value method prescribed for in APB No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Under this method, the company does not record compensation expense when stock options are granted provided that the exercise price is not less than the fair market value of the stock when the option is granted. In accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" and SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE", the Company discloses its pro-forma net loss and pro-forma net loss per common share as if the fair value-based method has been applied in measuring compensation expense for stock option grants.

RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND EXPECTS ITS LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $2,486,000 for the fiscal year ended October 31, 2003, $2,110,000 during the fiscal year ended October 31, 2002 and $1,629,000 during the fiscal year ended October 31, 2001. As of October 31, 2003, the Company's accumulated deficit was approximately $7,699,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through October 31, 2004. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in an industry for which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope and normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman and therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and continued growth could become adversely affected.

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

THE PASSUR NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

The Company's network infrastructure is maintained and hosted by AT&T through an existing frame-relay network. If AT&T experiences system failures or fails to adequately maintain the frame-relay network, the Company may experience interruption of delivery of data / software services and customers may terminate or elect not continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

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

The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR System and related technologies. The licensed patents expire in various years through 2013. We currently have five additional patents pending with the United States Patent Office, some of which relate to newly developed internet based software applications, derived in large part from the data generated from the Company's PASSUR Systems. We also intend to seek further patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that the patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

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

FORWARD LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and the information provided elsewhere in this Annual Report on Form 10-K (including, without limitation, "Liquidity and Capital Resources" and "Risk Factors" above) contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR network and to make new sales of its PASSUR and other product lines due to potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the products and their use in flight dispatch information services and the impact of those uncertainties on the Company's business and the significant shareholder's continued support. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products, our ability to adequately protect our intellectual property and our ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgments, belief or expectation only as of the date hereof. The forward-looking statements made in this Annual Report on Form 10-K relates only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


           The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks. The Company believes the amount of risk relating to changes in interest rates is not material to the Company's financial condition or results of operations. The Company has not and does not anticipate entering into derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

See Part II, Item 7 of this Annual Report on Form 10-K for selected quarterly financial data.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 9A. CONTROLS AND PROCEDURES

           (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           For purposes of Rules 13a-14 and 15d-14 of the Exchange Act 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's management including the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of its disclosure controls and procedures as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

           (b) CHANGES IN INTERNAL CONTROLS

           The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


           (a) Identification of Directors.


The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director and the position(s) with the Company, if any, held by each individual.

                                     Director    Director Position and Offices
Name                         Age      Since      With Company
----------------------       ---      ----       -----------------------------

G.S. Beckwith Gilbert        61       1997       Chairman of the Board and a
                                                 Director *

Richard R. Schilling, Jr.    78       1974       Director

John R. Keller               63       1997       Executive Vice President, and
                                                 a Director

Bruce N. Whitman             70       1997       Director

Paul L. Graziani             46       1997       Director

James T. Barry               42       2000       President, Chief Executive
                                                 Officer and a Director **

Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

*Effective February 1, 2003, G.S. Beckwith Gilbert retired as Chief Executive Officer of the Company.

** Effective February 1, 2003, James T. Barry was appointed Chief Executive Officer of the Company. Effective April 14, 2003, Mr. Barry was appointed President of the Company.

           (b) Identification of Executive Officers.

The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual and the year in which he or she began to serve in such capacity.

                                   Officer   Officer Position and Offices
Name                      Age      Since     With Company
--------------------------------------------------------------------------------
James T. Barry            42       1998      President, Chief Executive Officer
                                             and a Director *

Louis J. Petrucelly       29       2001      Chief Financial Officer, Treasurer,
                                             and Secretary  **

John R. Keller            63       1970      Executive Vice President and a
                                             Director

Dr. James A. Cole         63       1988      Senior Vice President of Research &
                                             Development

Matthew H. Marcella       46       2003      Vice President of Software
                                             Development

Ron Dunsky                41       2003      Vice President of Marketing ***


Each officer is elected to serve at the discretion of the Board of Directors.

* Effective February 1, 2003, James T. Barry was appointed Chief Executive Officer of the Company. Effective April 14, 2003, Mr. Barry was appointed President of the Company.

** Effective February 1, 2003, Louis J. Petrucelly was appointed Chief Financial Officer and Secretary of the Company.

*** Effective May 21, 2003, Ron Dunsky was appointed as Vice President of Marketing.

           (c) Identification of Certain Significant Employees.


           None.

           (d) Family Relationship.


           None.

           (e) Business Experience.


The following sets forth the business experience during the past five years of each director and executive officer:


G.S. Beckwith Gilbert       Mr.  Gilbert  continues to serve as the  Company's
                            Chairman of the Board since his election in 1997.
                            Mr. Gilbert was appointed Chief Executive Officer in
                            October of 1998 and served as such until his retirement from that post on February 1, 2003. In addition, Mr. Gilbert has been President and Chief
                            Executive Officer of Field Point Capital Management
                            Company, a merchant-banking firm, since 1988. He is a partner of Wolsey & Co., a merchant-banking firm.
                            Mr. Gilbert is a Director of Davidson Hubeny Brands and a trustee of the Rockefeller University.


Richard R. Schilling, Jr.   Mr.  Schilling has been a Director of the Company
                            since 1974. Mr. Schilling is a member of the law firm of Burns, Kennedy, Schilling & O'Shea, New
                            York, New York.


Bruce N. Whitman            Mr.  Whitman  has been a Director of the  Company
                            since 1997. Mr. Whitman is the President and a Director of FlightSafety International and held other posts such as Executive Vice President since
                            1961. He is also a Director of Aviall, Inc., The
                            Congressional Medal of Honor Foundation and The
                            Smithsonian National Air & Space Museum. Mr. Whitman is also a member of the Board of Governors of the Civil Air Patrol, a trustee of Kent School and The
                            National D-Day Museum.

Paul L. Graziani            Mr.  Grazianai has been a Director of the Company
                            since 1997. Mr. Graziani is the President and Chief
                            Executive Officer of Analytical Graphics, Inc.
                            (AGI), a leading producer of commercially available, analysis and visualization software for the aerospace, defense and intelligence communities. Mr.
                            Graziani has been recently recognized as "CEO of the Year" by the Philadelphia region's Eastern
                            Technology Council and "Businessman of the Year" by the local Great Valley Regional Chamber of Commerce.
                            He is also a Director of The Space Foundation, The
                            Board of Governors of the Aerospace Industries
                            Association (AIA); and the advisory boards of the Galaxy Explorers and Penn State Great Valley.

Dr. James A. Cole           Dr.  Cole  currently  serves  as  Senior  Vice
                            President and the Director of Research and Development of the Company. Dr. Cole earned a Ph.D.
                            in physics from Johns Hopkins University in 1966. He is a current member of the American Association for the Advancement of Science, American Physics
                            Society, Association for Computing Machinery,
                            Institute of Electrical and Electronic Engineers and
                            IEEE Computer Society. Dr. Cole has been with the
                            Company since 1974.

John R. Keller              Mr.  Keller has been with the Company  since its
                            inception in 1967 as one of the co-founders. Mr.
                            Keller received his bachelors and master degrees in engineering from New York University in 1960 and 1962, respectively. Mr. Keller currently serves as Executive Vice President of the Company.

James T. Barry              Mr.  Barry was named  President  of the  Company on
                            April 14, 2003 and Chief Executive Officer on
                            February 1, 2003. Since Mr. Barry joined the Company in 1998, he has held the positions of Chief
                            Operating Officer, Chief Financial Officer,
                            Secretary and Executive Vice President. He is also a
                            Senior Vice President of Field Point Capital
                            Management Company. From 1989 to 1998, he was with
                            Dianon Systems, Inc., most recently as Vice
                            President of Marketing. Prior to Dianon, Mr. Barry was an officer in the United States Marine Corps.

Louis J. Petrucelly         Mr.  Petrucelly  was named Chief  Financial  Officer
                            and Secretary of the Company on February 1, 2003.
                            Since Mr. Petrucelly joined the Company in 2001, he has held the positions of Chief Accounting Officer, Treasurer, Controller and Assistant Secretary. Mr.
                            Petrucelly joined the Company from Ernst & Young
                            LLP, where he was from 1998 to 2001.

Matthew H. Marcella         Mr.  Marcella was named Vice  President - Software
                            Development on January 15, 2003. Mr. Marcella joined the Company in 2001 from Cityspree Inc., where he served as lead software architect from 2000 to 2001.
                            From 1999 to 2000, he was a Vice President at Deutsche Bank and Nomura Securities. From 1996 to
                            1999, he was a technical officer at UBS Securities.

Ron Dunsky                  Mr.  Dunsky  was named  Vice  President  of
                            Marketing on May 21, 2003. Since Mr. Dunsky joined the Company in 2001, he served as Director of Marketing and New Product Development. Prior to joining the Company, Mr. Dunsky was a senior aviation producer with the New York bureau of ABCNews.com from 2000 to 2001. Prior to ABCNews.com, he was a senior aviation producer with the New York bureau of CNN from 1995 to 2000.

           (f) Involvement in Certain Legal Proceedings.

           The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

           (g) Audit Committee Financial Expert.

           The Company hereby incorporates by reference into this Item the information contained under the heading "Audit Committee Financial Expert" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2003 (the "2004 Proxy Statement.")

           (h) Identification of Audit Committee.

           The Company hereby incorporates by reference into this Item the information contained under the heading "Identification of Audit Committee" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2003 (the "2004 Proxy Statement.")

           (i) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended October 31, 2003, the Company's directors, executive officers and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them.

           (j) Code of Ethics.

           The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2003 (the "2004 Proxy Statement.")

ITEM 11. EXECUTIVE COMPENSATION.

           The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2003 (the "2004 Proxy Statement.")

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


           (a) Transactions with management and others.


           In fiscal 2003, Mr. Gilbert loaned the Company $2,761,000 in the aggregate under promissory notes bearing interest at 9% per annum and with original maturity dates of December 31, 2003. Subsequent to October 31, 2003, all promissory notes maturity dates were extended to November 1, 2004, with interest payable in the form of 600,000 shares of Megadata common stock. Subsequent to November 15, 2003, the Company and Mr. Gilbert entered into an additional debt agreement, whereby, any additional promissory notes issued to Mr. Gilbert will mature on November 1, 2004 and bear interest at 4.5% per annum. As of October 31, 2003, the total notes payable due to Mr. Gilbert totaled $8,466,465 and were secured by the Company's assets. Maturities of these notes payable for the fiscal years ended October 31 are as follows: 2004- none, and 2005- $8,466,465.

           (b) Certain Business Relationships.

           None.

           (c) Indebtedness of Management.

           None.

           (d) Transactions with Promoters.

           Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

           The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2004 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


       (a) List of documents filed as a part
           of this Annual Report on Form 10-K:                    Page

       (1) Index to consolidated financial statements included in Part II of this Report:

           Report of Independent Auditors                          F-1

           Consolidated balance sheets as of
           October 31, 2003 and 2002                               F-2

           Consolidated statements of
           operations for the years ended
           October 31, 2003, 2002 and 2001                         F-3

           Consolidated statements of
           stockholders' deficit for the years ended
           October 31, 2003, 2002 and 2001                         F-4

           Consolidated statements of cash
           flows for the years  ended
           October 31, 2003, 2002 and 2001                         F-5

           Notes to consolidated financial
           Statements                                              F-6

       (2) Index to Financial Statement Schedule:
           Schedule II - Valuation and Qualifying Accounts         S-1

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

           (b) Reports on Form 8-K

           On February 3, 2003, the Company filed Form 8-K announcing the retirement of G.S. Beckwith Gilbert as Chief Executive Officer and the appointments of James T. Barry as Chief Executive Officer and Louis J. Petrucelly as Chief Financial Officer, effective February 1, 2003.

           On March 18, 2003, the Company filed Form 8-K announcing the resignation of Delon Dotson, as President, Chief Technology Officer and Director effective March 14, 2003.

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

                 10.8 The Company's amendment to the 1999 Stock Incentive Plan is incorporated by reference from our Proxy Statement on Schedule 14A, dated March 12, 2003.

                 10.9 Debt Agreement, dated November 1, 2003, between the Company and G.S. Beckwith Gilbert is incorporated by reference from our Form 8-K, dated January 23, 2004.

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


MEGADATA CORPORATION

DATED:  JANUARY 28, 2004                    By:  /s/ James T. Barry
                                                 ------------------------------
                                                 James T. Barry, President and
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


DATED:  JANUARY 28, 2004                         /s/ James T. Barry
                                                 ------------------------------
                                                 James T. Barry, President,
                                                 Chief Executive Officer
                                                 and Director
                                                 (Principal Executive Officer)


DATED:  JANUARY 28, 2004                         /s/ Louis J. Petrucelly
                                                 ------------------------------
                                                 Louis J. Petrucelly,
                                                 Chief Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

DATED:  JANUARY 28, 2004                             /s/ G.S. Beckwith Gilbert
                                                     --------------------------
                                                     G.S. Beckwith
                                                     Gilbert, Chairman
                                                     and Director


DATED:  JANUARY 28, 2004                             /s/ John R. Keller
                                                     --------------------------
                                                     John R. Keller, Executive
                                                     Vice President and Director


DATED:  JANUARY 28, 2004                           /s/ Richard R. Schilling, Jr.
                                                   -----------------------------
                                                     Richard R. Schilling, Jr.
                                                     Director



DATED:  JANUARY 28, 2004                             /s/ Bruce N. Whitman
                                                     --------------------------
                                                     Bruce N. Whitman
                                                     Director


DATED:  JANUARY 28, 2004                             /s/ Paul L. Graziani
                                                     --------------------------
                                                     Paul L. Graziani
                                                     Director

                         Report of Independent Auditors



Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Megadata Corporation and Subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended October 31, 2003. Our audits also include the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Megadata Corporation and Subsidiaries at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/ Ernst & Young LLP
                                                   ---------------------


Melville, New York
January 16, 2004






                                      F - 1



                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                                 OCTOBER 31,
                                                                            2003            2002
                                                                        -------------   ------------
ASSETS
Current assets:
   Cash                                                                 $     48,980    $     86,334
   Accounts receivable, net                                                  485,693         230,676
   Inventories                                                               195,254         303,633
   Prepaid expenses and other current assets                                  83,922          72,197
                                                                        ------------    ------------
Total current assets                                                         813,849         692,840

Property, plant and equipment, net                                            98,919         133,233
PASSUR network, net                                                        2,924,155       3,070,784
Software development costs, net                                              679,041         537,057
Other assets                                                                  17,315          16,085
                                                                        ------------    ------------
Total Assets                                                            $  4,533,279    $  4,449,999
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                     $    209,293    $    456,755
   Accrued expenses and other current liabilities                            409,405         418,775
   Accrued expenses--related parties                                         145,837         162,881
   Deferred income                                                           842,687         784,374
                                                                        ------------    ------------
Total current liabilities                                                  1,607,222       1,822,785

Notes payable--related party                                               8,466,465       5,705,000
                                                                        ------------    ------------
                                                                          10,073,687       7,527,785
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                          --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,184,615 in 2003 and 4,169,615 in 2002,          41,846          41,696
     respectively
   Additional paid-in capital                                              3,740,182       3,716,832
   Accumulated deficit                                                    (7,698,961)     (5,212,839)
                                                                        ------------    ------------
                                                                          (3,916,933)     (1,454,311)
Treasury Stock, at cost, 696,500 shares in 2003
    and 2002                                                              (1,623,475)     (1,623,475)
                                                                        ------------    ------------
Total stockholders' deficit                                               (5,540,408)     (3,077,786)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $  4,533,279    $  4,449,999
                                                                        ============    ============

SEE ACCOMPANYING NOTES.


                                      F -2



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                    YEARS ENDED OCTOBER 31,
                                                               2003            2002          2001
                                                           -----------    -----------    -----------
Revenues:
    Subscription                                           $ 1,593,344    $   874,148    $   447,777
    Maintenance                                                514,550        456,001        437,440
    Systems                                                       --          292,963         23,650
    Other                                                       29,020         22,575         31,770
                                                           -----------    -----------    -----------
   Net revenues                                              2,136,914      1,645,687        940,637
                                                           -----------    -----------    -----------

Cost and expenses:
   Cost of sales                                             1,622,191        815,538        462,424
   Research and development                                    403,080        404,608        287,938
   Selling, general and administrative expenses              1,940,961      2,125,040      1,643,899
                                                           -----------    -----------    -----------
                                                             3,966,232      3,345,186      2,394,261
                                                           -----------    -----------    -----------

Loss from operations                                        (1,829,318)    (1,699,499)    (1,453,624)

Other income (expense):
   Interest income                                                 566          1,118          3,343
   Interest expense                                               --             (887)        (3,278)
   Interest expense--related party                            (654,385)      (408,008)      (173,651)
                                                           -----------    -----------    -----------
Loss before income taxes                                    (2,483,137)    (2,107,277)    (1,627,210)
Provision for income taxes                                       2,985          2,935          2,280
                                                           -----------    -----------    -----------
Net loss                                                   $(2,486,122)   $(2,110,212)   $(1,629,490)
                                                           ===========    ===========    ===========

Basic and diluted loss per common share                    $      (.71)   $      (.61)   $      (.47)
                                                           ===========    ===========    ===========
Weighted-average shares used in the calculation of basic
   and diluted net loss per common share                     3,484,365      3,473,115      3,473,115
                                                           ===========    ===========    ===========



SEE ACCOMPANYING NOTES.






                                      F -3


                      Megadata Corporation and Subsidiaries

            Consolidated Statements of Stockholders' (Deficit) Equity

                  Years Ended October 31, 2003, 2002, and 2001





                                  COMMON
                               SHARES AFTER
                                 DEDUCTING                                                                  TOTAL
                                 TREASURY       COMMON       ADDITIONAL                                 STOCKHOLDERS'
                                  STOCK         SHARES        PAID-IN     ACCUMULATED    TREASURY        (DEFICIT)
                                                AMOUNT        CAPITAL       DEFICIT       STOCK           EQUITY
                               -----------   -----------   -----------   -----------    -----------    -----------
Balance at October 31, 2000      3,473,115   $    41,696   $ 3,659,132   $(1,473,137)   $(1,623,475)   $   604,216
Common stock options granted
    for services performed            --            --          36,450          --             --           36,450
    Total comprehensive loss          --            --            --      (1,629,490)          --       (1,629,490)
                               -----------   -----------   -----------   -----------    -----------    -----------
Balance at October 31, 2001      3,473,115        41,696     3,695,582    (3,102,627)    (1,623,475)      (988,824)
Common stock options granted
    for services performed            --            --          21,250          --             --           21,250
    Total comprehensive loss          --            --            --      (2,110,212)          --       (2,110,212)
                               -----------   -----------   -----------   -----------    -----------    -----------
Balance at October 31, 2002      3,473,115        41,696     3,716,832    (5,212,839)    (1,623,475)    (3,077,786)
Exercise of common stock
  options                           15,000           150         2,100          --             --            2,250
Common stock options granted
    for services performed            --            --          21,250          --             --           21,250
    TOTAL COMPREHENSIVE LOSS          --            --            --      (2,486,122)          --       (2,486,122)
                               -----------   -----------   -----------   -----------    -----------    -----------
BALANCE AT OCTOBER 31, 2003      3,488,115   $    41,846   $ 3,740,182   $(7,698,961)   $(1,623,475)   $(5,540,408)
                               ===========   ===========   ===========   ===========    ===========    ===========



SEE ACCOMPANYING NOTES.




                      Megadata Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                          YEARS ENDED OCTOBER 31,
                                                                     2003           2002           2001
                                                                 -----------    -----------    -----------
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                   $(2,486,122)   $(2,110,212)   $(1,629,490)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization                             651,660        406,163        278,153
           Provision for bad debts                                     2,488          4,350           --
           Loss on Disposal                                          150,492         42,271           --
           Common stock options granted for services performed        21,250         21,250         36,450
           Changes in operating assets and liabilities:
             Accounts receivable                                    (257,505)      (156,053)        96,215
             Inventories                                             108,379        (56,732)         6,148
             Prepaid expenses and other current assets               (11,725)       (56,626)        (2,036)
             Other assets                                             (1,230)          --             --
             Accounts payable                                       (247,462)       (29,327)       243,517
             Deferred income                                          58,313        550,066         95,399
                Accrued expenses and other current liabilities       (26,414)        51,283        131,772
                                                                 -----------    -----------    -----------
      Total adjustments                                              448,246        776,645        885,618
                                                                 -----------    -----------    -----------
      Net cash used in operating activities                       (2,037,876)    (1,333,567)      (743,872)
                                                                 -----------    -----------    -----------

      CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to PASSUR network                                   (495,525)      (964,574)    (1,080,886)
      Capital expenditures                                           (15,321)       (14,202)       (34,205)
      Additions to Software development costs                       (252,347)      (220,880)      (331,779)
                                                                 -----------    -----------    -----------
      Net cash used in investing activities                         (763,193)    (1,199,656)    (1,446,870)
                                                                 -----------    -----------    -----------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from stock options exercised                            2,250           --             --
      Proceeds from  notes payable--related party                  2,761,465      2,615,000      2,140,000
      Payments of installment notes                                     --           (4,404)        (9,387)
                                                                 -----------    -----------    -----------
      Net cash provided by financing activities                    2,763,715      2,610,596      2,130,613
                                                                 -----------    -----------    -----------

      (Decrease) Increase in cash                                    (37,354)        77,373        (60,129)
      Cash--beginning of year                                         86,334          8,961         69,090
                                                                 -----------    -----------    -----------
      Cash--end of year                                          $    48,980    $    86,334    $     8,961
                                                                 ===========    ===========    ===========

      SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
         Interest                                                $   632,934    $   387,545    $   163,401
         Income taxes                                            $     2,985    $     2,935    $     2,280

       SEE ACCOMPANYING NOTES








                                      F - 5

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2003

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Megadata Corporation, (the "Company") is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation related companies. Its principal business is the delivery of information and decision support software by subscription from a database of flight and travel-related information, of which a primary data component is its PASSUR(TM) (Passive Secondary Surveillance Radar) Network of flight tracking systems. The Company also sells PASSUR Systems only at specific customer requests. The Company operates in one business segment: as a supplier of information, data services, software, and communication products for the aviation industry.

BASIS OF PRESENTATION

At October 31, 2003, the Company's current liabilities exceeded current assets by $793,000, it had a stockholder's deficit of $5,540,000, and it incurred a net loss of $2,486,000 for the year ended October 31, 2003.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR information capabilities in its existing product lines, enhancements to existing products as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through the end of fiscal 2004. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

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

The Company recognizes revenue on the sale of products and systems when the products or systems have been shipped and in accordance with Staff Accounting Bulletin 101 and SOP 97-2. Installation charges, if any, are not material and are recognized when installation services are completed.

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



                                       F-7

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company uses installment license and/ or maintenance agreements as standard business practice. The Company has a history of successfully collecting primarily all amounts due under the original payment terms, without making concessions on payments, software products, maintenance or other services. Net account receivable is composed of either the monthly, quarterly or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. These account receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues and unamortized license fee revenues. Deferred revenue amounts represent fees billed prior to actual performance of services, which will be amortized into revenue over either the respective license agreement term or the estimated useful life of such revenue, which ever is longer.

The Company typically does not record a provision for doubtful accounts due to its history of successful collections. However, if a customer's financial condition deteriorates, specifically due to Chapter 11 Bankruptcy filings, resulting in an impairment of its ability to make payments, allowances are then recorded against such accounts. For the fiscal years ended October 31, 2003, 2002 and 2001, the provision for doubtful accounts approximated $ 6,800, $ 4,400 and none, respectively, which were all related to Chapter 11 filings by existing customers.

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

PASSUR NETWORK

The PASSUR network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR systems (the "PASSUR Network"), are recorded at cost, net of accumulated depreciation of $1,096,000 and $680,000 as of October 31, 2003 and 2002, respectively. Depreciation is charged to cost of sales and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years for PASSUR Systems and five years for related workstations. Units that are not placed into service (at October 31, 2003 total of five units) are not depreciated until such time. During fiscal 2003, 2002 and 2001, the Company capitalized $612,000, $960,000 and $1,081,000 of costs related to the PASSUR Network, respectively. During fiscal 2003, the amount capitalized to the PASSUR Network includes transfers from inventory of approximately $116,000.

                     Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PASSUR NETWORK (CONTINUED)

During fiscal 2003, the Company disposed of certain PASSUR Network assets and recorded a loss on disposal of approximately $105,000, which represented the net book value of these assets. Such loss on disposal was recorded in cost of sales.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2003 are recoverable through anticipated future sales of such applicable products. During fiscal 2003, the Company capitalized approximately $252,000 and recorded approximately $65,000 of amortization related to software development projects, of which certain projects were completed and released for sale and certain projects were still in development as of October 31, 2003.

During fiscal 2003, the Company wrote off costs incurred to date for one in-process capitalized software project totaling approximately $46,000, which was charged to Cost of Sales. The capitalized software project commenced in fiscal 2001 and was deemed by the Company to be no longer viable. The project was never completed nor made available for sale.








                                       F-9

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

COST OF SALES

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs.

Costs associated with subscription and maintenance revenues consists primarily of direct labor, communication costs, depreciation of PASSUR Network assets, amortization of software development costs and overhead costs allocations. Also included in costs of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR Network units added which include the production, shipments and installations of these assets which are capitalized to the PASSUR Network; and
(2) capitalized costs associated with software development programs are expensed in cost of sales.

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



                                     F - 10

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's cash, receivables, accounts payable and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair values of the Company's long-term obligations are estimated based on the current rates offered to the Company for obligations of similar source, terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at October 31, 2003.







                                     F - 11

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

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

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 to stock-based compensation (see Note 8. Stock Options):

                                                     FISCAL YEARS ENDED
                                   ---------------------------------------------

                                    OCTOBER 31,     OCTOBER 31,   OCTOBER  31,
                                        2003           2002            2001
                                   ------------     -----------   ------------

   Reported net loss               $(2,486,000)    $(2,110,000)   $(1,629,000)
   Pro-forma stock compensation
      expense                          (33,000)        (47,000)       (37,000)
                                   -----------     -----------   ------------
   Pro-forma net loss              $(2,519,000)    $(2,157,000)   $(1,666,000)
                                   ===========     ===========    ===========
   Reported basic and diluted net
      loss per common share        $      (.71)         $ (.61)        $ (.47)
                                   ===========     ===========    ===========
   Pro-forma basic and diluted net
      loss per common share        $      (.72)         $ (.62)        $ (.48)
                                   ===========     ===========    ===========

COMPREHENSIVE LOSS

For the fiscal years ended October 31, 2003, 2002 and 2001, the Company's comprehensive loss is equivalent to that of the Company's total net loss for those respective periods.

RECLASSIFICATION

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

2. INVENTORIES

Inventories are summarized as follows:

                                                  OCTOBER 31,
                                             2003             2002
                                       ----------------- ----------------

Parts and raw materials                $       69,000       $   75,000
Work-in-process                                 6,000            7,000
Finished goods                                120,000          222,000
                                       ----------------- ----------------
                                       $      195,000       $  304,000
                                       ================= ================

                                     F - 13

                      Megadata Corporation and Subsidiaries

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                ESTIMATED
                                 USEFUL                  OCTOBER 31,
                                  LIVES             2003             2002
                                ------------- ----------------- ----------------

Leasehold improvements           3-5 years    $      105,000    $      105,000
Factory equipment               5-10 years         2,286,000         2,277,000
Furniture and  fixtures         5-10 years           409,000           402,000
                                              ----------------- ----------------
                                                   2,800,000         2,784,000
Less accumulated depreciation
  and amortization                                 2,701,000         2,651,000
                                              ----------------- ----------------
                                              $       99,000    $      133,000
                                              ================= ================

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $50,000, $58,000, and $54,000 for the years ended October 31, 2003, 2002, and 2001, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                         OCTOBER 31,
                                                    2003             2002
                                              ----------------- ----------------
Accrued payroll, payroll taxes and benefits   $     145,000     $     179,000
Accrued professional fees                           143,000           120,000
Accrued license fees                                 75,000            75,000
Other accrued liabilities                            46,000            45,000
                                              ----------------- ----------------
                                              $    409,000        $   419,000
                                              ================= ================

5. NOTES PAYABLE--RELATED PARTY

During fiscal 2003, Mr. Gilbert loaned the Company $2,761,000 in the aggregate under certain promissory notes bearing interest at 9% per annum and maturing on December 31, 2003. As of October 31, 2003, the notes payable due to Mr. Gilbert totaled approximately $8,466,000 with interest at 9% per annum and secured by the Company's assets.

Effective November 1, 2003, the Company and Mr. Gilbert modified certain terms and conditions of the outstanding notes as of October 31, 2003. The modified terms included a maturity date of November 1, 2004 as well as the issuance of 600,000 shares of Megadata common stock as payment of annual interest on such note. The Company issued 600,000 shares of common stock on January 15, 2004 representing the payment of interest on such note for fiscal 2004.



                                     F - 14

                      Megadata Corporation and Subsidiaries

5. NOTES PAYABLE--RELATED PARTY (CONTINUED)

Effective November 15, 2003, the Company and Mr. Gilbert entered into a subsequent debt agreement whereby any additional promissory notes issued to Mr. Gilbert will mature on November 1, 2004 and bear interest at 4.5% per annum, payable in cash.

6. LEASES

The Company's manufacturing and research and development facility is located in Bohemia, New York, under a lease that was extended for an additional three years commencing November 1, 2002 through October 31, 2005. Minimum rent under this agreement for the period ended October 31, 2003 approximates $83,000 per year. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount. See also Note 10. Related Parties.

7. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2003, the Company has available a federal net operating loss carry-forward of approximately $13,750,000 for income tax purposes which will expire in various tax years from 2004 through 2023. The Company has approximately $25,000 of general business tax credit carry-forwards available which expire in various years through 2008. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $5,363,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

8. STOCK OPTIONS

The Company's stock option plans provide for the granting of stock options for up to 1,490,000 shares of the Company's common stock. The option price per share is the fair market value at date of grant, except on the issuance of non-qualified options in which the option price is not less than 85% of the fair market value of the common stock. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the common stock at the date of grant.

SFAS No. 123 and SFAS No. 148 define a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123 and SFAS No. 148, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions.

                     Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

8. STOCK OPTIONS (CONTINUED)

Companies are also permitted to continue to account for such transactions under APB No. 25, but are required to disclose in a note to the consolidated financial statements pro forma net loss and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 and SFAS No. 148 also require increased disclosures for stock based compensation arrangements.

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

In accordance with SFAS No. 123, pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these stock options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 3.92% for fiscal 2003, 3.52% to 4.99% for fiscal 2002 and 4.5% for fiscal 2001, no dividend yield, volatility factors of the expected market price of the Company's common stock of 1.133 in fiscal 2003, 1.169 in fiscal 2002 and 1.198 in fiscal 2001, and an 8 year weighted-average expected life of the options.

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








                                     F - 16

                      Megadata Corporation and Subsidiaries

8. STOCK OPTIONS (CONTINUED)

Information with respect to options during the years ended October 31, 2003, 2002 and 2001 are as follows:

                                            2003                  2002                  2001
                                     -------------------------------------------------------------------

                                                  WEIGHTED               WEIGHTED              WEIGHTED
                                                   AVERAGE               AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE              EXERCISE
                                     OPTIONS        PRICE    OPTIONS      PRICE     OPTIONS      PRICE
                                    -------------------------------------------------------------------
Options outstanding--beginning of
   year                              1,093,000    $   .65   720,000       $   .69   617,500    $    .85
Incentive options granted              319,000        .32   378,000(1)        .56   210,000         .51
Options canceled and expired          (354,000)       .58    (5,000)          .15  (107,500)       1.24
Options exercised                      (15,000)       .15      --                     --
                                    -------------------------------------------------------------------
Options outstanding--
   end of year                       1,043,000    $   .58 1,093,000       $   .65   720,000    $    .69
                                    ===================================================================
Options exercisable at
   end of year                         596,331    $   .73   420,329       $   .71   190,075    $    .73
                                    ===================================================================

Weighted average fair value per
   share of options granted
   during the year                     $   .29              $   .51                $    .48
                                    ==========           ==========              ==========


(1) Amount includes 75,000 shares of non-qualified stock options awarded outside of the approved 1999 Stock Incentive Plan.



The following table summarizes information about stock options outstanding at October 31, 2003:

                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        -------------------------------------------------------------------
                                     WEIGHTED-
                                      AVERAGE        WEIGHTED-                 WEIGHTED-
                                     REMAINING       AVERAGE                   AVERAGE
     RANGE OF                       CONTRACTUAL      EXERCISE                  EXERCISE
  EXERCISE PRICES        SHARES        LIFE           PRICE        SHARES       PRICE
  ---------------------------------------------------------------------------------------
       $.15              147,500      5.7 years        $.15        147,500       $.15
  $  .25 - $  .38        344,000      8.9 years         .30         48,333        .36
  $  .40 - $  .55        209,000      8.4 years         .49         81,332        .47
  $  .63 - $  .84        285,000      6.9 years         .79        261,666        .80
   $1.63 - $ 2.75         57,500      6.4 years        2.60         57,500       2.60
                     ------------                               --------------
                       1,043,000                                   596,331
                     ============                               ==============





As of October 31, 2003, there were 1,490,000 shares of common stock reserved for future issuance under the Company's stock option plan.

                      Megadata Corporation and Subsidiaries

9. MAJOR CUSTOMERS

The Company is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

During the year ended October 31, 2003, two customers accounted for approximately 24% and 13% of total revenues. During the year ended October 31, 2002, two customers accounted for approximately 19% and 15% of total revenues. During the year ended October 31, 2001, one customer accounted for 15% of total revenues. The Company had export sales of approximately $74,000, $83,000 and $32,000 in fiscal 2003, 2002, and 2001, respectively. All sales, including export sales, are denominated in U.S. dollars.

10. RELATED PARTY TRANSACTIONS

Effective October 1998, the Company began leasing space from Field Point Capital Management Company at $1,000 per month rent. For the years ended October 31, 2003 and 2002, the Company reimbursed Field Point Capital Management Company, a company 100% owned by the Company's Chairman, for services rendered, of approximately $12,000 in each year.

For the years ended October 31, 2003 and 2002, the Company paid approximately $16,000 and $26,000, respectively, to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with either the production of various replacement components, systems production or upgrade equipment of PASSUR systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

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

During October 1999, the license agreement was amended primarily with respect to when additional royalties would be payable by the Company for new installations of Company-owned systems assuming the minimum annual royalty payment requirement had been earned. Under the amended agreement, these additional royalties are payable based only upon a percentage of the revenue received from each Company-owned installation.


                                     F - 18

                      Megadata Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                                               ADDITIONS

                   BALANCE AT      CHARGED TO      CHARGED TO
                   BEGINNING OF    COSTS AND      OTHER ACCOUNTS -     DEDUCTIONS   BALANCE AT END
DESCRIPTION        PERIOD          EXPENSES          DESCRIBE         - DESCRIBE      OF PERIOD
--------------------------------------------------------------------------------------------------
Year Ended
October 31, 2003;
Reserves and
allowances
deducted from
asset
accounts:
Reserve for
estimated
doubtful
accounts -
accounts
receivable.
                   $     4,350   $     2,488                                           $     6,838
Valuation
allowance on
deferred
tax asset          $ 4,300,000                     $ 1,062,500(a)                      $ 5,362,500
                   -------------------------------------------------------------------------------
                   $ 4,304,350   $     2,488       $ 1,062,500                         $ 5,369,338
                   ===============================================================================

Year Ended
October 31, 2002;
Reserves and
allowances
deducted from
asset
accounts:
Reserve for
estimated
doubtful
accounts -
accounts
receivable.
                        --        $    4,350                                           $     4,350
Valuation
allowance on
deferred
tax asset          $ 3,300,000                     $ 1,000,000(a)                      $ 4,300,000
                   -------------------------------------------------------------------------------
                   $ 3,300,000    $    4,350       $ 1,000,000                         $ 4,304,350
                   ===============================================================================

Year Ended
October 31, 2001;
Reserves and
allowances
deducted
from asset
accounts:
Reserve for
estimated
doubtful
accounts -
accounts
receivable.             --
Valuation
allowance on
deferred
tax asset          $ 2,652,000                       $ 648,000(a)                      $ 3,300,000
                   -------------------------------------------------------------------------------
                   $ 2,652,000                       $ 648,000                         $ 3,300,000
                   ===============================================================================


(a) Valuation allowance for deferred tax assets.

                                      S-1