Form 10-Q
period 2004-01-31
MEGADATA CORP
filed 2004-03-16
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2004
                                                ----------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                         Commission file number 000-7642


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
                                                           -------------------


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes    X               No
                                    -------               -------

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes                      No   X
                                      ------                 ------
     ======================================================================

          There were 4,088,115 shares of common stock with a par value of $0.01 per share outstanding as of March 12, 2004.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page
  Part I.         Financial Information                                        3

         Item 1.  Financial Statements.

            Consolidated Balance Sheets - January 31, 2004 (unaudited)
                  and October 31, 2003 (audited).                              3

            Consolidated Statements of Operations (unaudited) - Three
                  months ended January 31, 2004 and 2003.                      4

            Consolidated Statements of Cash Flows (unaudited) - Three
                  months ended January 31, 2004 and 2003.                      5

            Notes to Consolidated Financial
                  Statements (unaudited) - January 31, 2004.                   6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                     13

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.                                          28

         Item 4. Controls and Procedures.                                     28

  Part II.        Other Information                                           29

         Item 1.  Legal Proceedings.                                          29

         Item 2.  Changes in Securities and Use of Proceeds.                  29

         Item 3.  Defaults Upon Senior Securities.                            29

         Item 4.  Submission of Matters to a Vote of Security Holders.        29

         Item 5.  Other Information.                                          29

         Item 6.  Exhibits and Reports on Form 8-K.                           29

  Signatures                                                                  30

Part I.  Financial Information

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                       JANUARY 31,     OCTOBER 31,
                                                          2004           2003
                                                      ------------    ------------
                                                       (UNAUDITED)       (AUDITED)
ASSETS
Current assets:
   Cash                                               $     92,693    $     48,980
   Accounts receivable, net                                613,206         485,693
   Inventory                                               203,424         195,254
   Prepaid expenses and other current assets               331,430          83,922
                                                      ------------    ------------
Total current assets                                     1,240,753         813,849

Property, plant and equipment, net                          91,130          98,919
PASSUR network, net                                      2,793,759       2,924,155
Software development costs, net                            690,040         679,041
Other assets                                                17,315          17,315
                                                      ------------    ------------
Total Assets                                          $  4,832,997    $  4,533,279
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                   $    172,251    $    209,293
   Accrued expenses and other current liabilities          342,687         409,405
   Accrued expenses--related parties                        32,050         145,837
   Notes payable--related party                          8,866,465            --
   Deferred income                                         857,217         842,687
                                                      ------------    ------------
Total current liabilities                               10,270,670       1,607,222

Notes payable--related party, less current portion            --         8,466,465
                                                      ------------    ------------
                                                        10,270,670      10,073,687

Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000
       shares, par value $.01 per share;
       none issued or outstanding                             --              --
   Common shares--authorized 10,000,000 shares,
       par value $.01 per share; issued 4,784,615
       and 4,184,615 in 2004 and 2003, respectively         47,846          41,846
   Additional paid-in capital                            4,094,182       3,740,182
   Accumulated deficit                                  (7,956,226)     (7,698,961)
                                                      ------------    ------------
                                                        (3,814,198)     (3,916,933)
  Treasury Stock, at cost, 696,500 shares in
       2004 and 2003                                    (1,623,475)     (1,623,475)
                                                      ------------    ------------
Total stockholders' deficit                             (5,437,673)     (5,540,408)
                                                      ------------    ------------
Total liabilities and stockholders' deficit           $  4,832,997    $  4,533,279
                                                      ============    ============
SEE ACCOMPANYING NOTES.





                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    THREE MONTHS ENDED JANUARY 31,
                                                         2004           2003
                                                     -----------    -----------
 Revenues:
    Subscriptions                                    $   571,716    $   332,720
    Maintenance                                          110,745        164,670
    Systems & Hardware                                     1,500           --
    Other                                                  2,250            350
                                                     -----------    -----------
Net revenues                                             686,211        497,740
                                                     -----------    -----------

 Cost and expenses:
    Cost of sales                                        406,460        284,482
    Research and development                              96,448        107,247
    Selling, general and administrative expenses         345,004        556,114
                                                     -----------    -----------
                                                         847,912        947,843
                                                     -----------    -----------

 Loss from operations                                   (161,701)      (450,103)

 Other income (expense):
    Interest income                                           50            258
    Interest expense--related party                      (91,975)      (142,640)
                                                     -----------    -----------
 Loss before income taxes                               (253,626)      (592,485)
 Provision for income taxes                                3,639          2,643
                                                     -----------    -----------
 Net loss                                            $  (257,265)   $  (595,128)
                                                     ===========    ===========

 Net loss per common share--basic
    and diluted                                      $      (.07)   $      (.17)
                                                     ===========    ===========

 Weighted average number of common shares
    outstanding--basic and diluted                     3,513,115      3,473,115
                                                     ===========    ===========




SEE ACCOMPANYING NOTES.




                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                        THREE MONTHS ENDED JANUARY 31,
                                                              2004         2003
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(257,265)   $(595,128)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                           171,214      141,663
     Common stock options granted for services performed
                                                                --          5,312
     Common stock issued for interest                         90,000         --
     Changes in operating assets and liabilities:
       Accounts receivable                                  (127,513)     (85,662)
       Inventories                                            (8,170)      17,059
       Prepaid expenses and other current assets              22,492       12,469
       Accounts payable                                      (37,042)    (210,768)
       Deferred income                                        14,530      127,696
       Accrued expenses and other current liabilities       (180,505)     (65,799)
                                                           ---------    ---------
Total adjustments                                            (54,994)     (58,030)
                                                           ---------    ---------
Net cash used in operating activities                       (312,259)    (653,158)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                                  --       (169,632)
Software development costs                                   (44,028)     (36,653)
Capital expenditures                                            --         (7,682)
                                                           ---------    ---------
Net cash used in investing activities                        (44,028)    (213,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                   400,000      900,000
                                                           ---------    ---------
Net cash provided by financing activities                    400,000      900,000
                                                           ---------    ---------

Increase in cash                                              43,713       32,875
Cash--beginning of period                                     48,980       86,334
                                                           ---------    ---------
Cash--end of period                                        $  92,693    $ 119,209
                                                           =========    =========

SUPPLEMENTAL INFORMATION
Common stock issuance of prepaid interest                  $ 270,000         --
                                                           =========    =========

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 2004

                                   (Unaudited)

1. NATURE OF BUSINESS

Megadata Corporation (the "Company") is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation-related companies. Its principal business is the delivery of information and decision support software by subscription from a database of flight and travel-related information, of which a primary data component is its PASSUR(TM) (Passive Secondary Surveillance Radar) Network of flight tracking systems. The Company also sells PASSUR systems only at specific customer requests. The Company operates in one business segment: as a supplier of information, data services, software and communication products for the aviation industry.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2003 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2004 and its consolidated results of operations and cash flows for the three months ended January 31, 2004 and 2003.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines, as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder through the end of fiscal 2004. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2004.

                      Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, "SOFTWARE REVENUE RECOGNITION," as amended. SOP 97-2 delineates the accounting practices for software products, maintenance and support services and consulting revenue. Under SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g., maintenance, support and other services), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

The Company recognizes revenue on the sale of products and systems when the products or systems have been shipped and in accordance with Staff Accounting Bulletin 101 and SOP 97-2. Installation charges, if any, are not material and are recognized when installation services are completed.

The Company recognizes service and maintenance revenues on a straight-line basis over the service contract period. Revenues for data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer's receipt of the data.

The Company recognizes license fee revenues on a straight-line basis over either the term of the license agreement or the expected useful life of such license arrangement, whichever is longer, which typically does not exceed five years.

ACCOUNTS RECEIVABLE

The Company uses installment license and/or maintenance agreements as part of its standard business practice. The Company has a history of successfully collecting primarily all amounts due under the original payment terms, without making concessions on payments, software products, maintenance or other services. Net accounts receivable is composed of either the monthly, quarterly or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. These accounts receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues and unamortized license fee revenues. Deferred revenue amounts represent fees billed prior to actual performance of services, which will be recognized as revenue over either the respective license agreement term or the estimated useful life of such revenue, whichever is longer.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE (CONTINUED)

The Company typically does not record a provision for doubtful accounts due to its history of successful collections. However, if a customer's financial condition deteriorates, specifically due to Chapter 11 bankruptcy filings, resulting in an impairment of its ability to make payments, allowances are then recorded against such accounts. For the period ended January 31, 2004, the provision for doubtful accounts approximated $ 6,800, which was related to Chapter 11 filings by existing customers.

COST OF SALES

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs.

Costs associated with subscription and maintenance revenues consists primarily of direct labor, communication costs, depreciation of PASSUR network assets, amortization of software development costs and overhead cost allocations. Also included in costs of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing PASSUR network systems. Additionally, cost of sales in each reporting period are impacted by:
(1) the number of PASSUR network units added, which include the production, shipment and installation of these assets which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development programs which are expensed in cost of sales.

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

                      Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PASSUR NETWORK

The PASSUR network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR systems (the "PASSUR Network"), are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of sales and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years for PASSUR systems and five years for related workstations. Units that are not placed into service are not depreciated until such time.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company begins to amortize such costs to cost of sales.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2004 are recoverable through anticipated future sales of such applicable products.

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

NET LOSS PER COMMON SHARE

The Company reports basic and diluted net loss per common share in accordance with SFAS No. 128, "EARNINGS PER SHARE." Net loss per common share was computed using the weighted-average number of common shares outstanding during the period. Conversion of the common equivalent shares relating to outstanding stock options and warrants is not assumed, since the results would have been antidilutive.

COMPREHENSIVE LOSS

Comprehensive loss for the three months ended January 31, 2004 and 2003 is equivalent to that of the Company's total net loss for those respective periods.

                      Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION PLANS

Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income/loss and earnings per share in annual and interim financial statements.

The Company grants options for a fixed number of shares to employees, directors and consultants with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board ("APB") No 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price (fair value) of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three months ended January 31, 2004 and 2003:

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                     JANUARY 31,    JANUARY 31,
                                                        2004           2003
                                                     --------------------------

          Reported net loss                          $257,000         $595,000
          Pro-forma stock compensation
             expense                                 $  5,500         $ 10,000
                                                     --------         --------
          Pro-forma net loss                         $262,500         $605,000
                                                     ========         ========
          Reported basic and diluted net
             loss per common share                   $    .07         $    .17

                                                     ========         ========
          Pro-forma basic and diluted net
             loss per common share                   $    .07         $    .17
                                                     ========         ========

                      Megadata Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                                   (Unaudited)

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2004, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $400,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2004. As of January 31, 2004, the aggregate principal amount of notes due to Mr. Gilbert was $8,866,465. The notes are secured by the Company's assets.

Effective November 1, 2003, the Company and Mr. Gilbert modified certain terms and conditions of the outstanding notes as of October 31, 2003. The modified terms provided for a new maturity date of November 1, 2004 as well as the issuance of 600,000 shares of the Company's common stock as payment of annual interest on the outstanding notes as of November 1, 2003. On January 15, 2004, pursuant to the Debt Agreement entered into by the Company and Mr. Gilbert on November 1, 2003, the Company issued to Mr. Gilbert 600,000 shares of common stock, at the fair-market value on such date of issuance, representing the annual payment of interest on such note for fiscal 2004.

Effective November 15, 2003, the Company and Mr. Gilbert entered into a subsequent Debt Agreement whereby any additional promissory notes issued to Mr. Gilbert will mature on November 1, 2004 and bear interest at 4.5% per annum, payable in cash.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. Effective November 1, 2003, the Company's monthly rent for space leased from FPCM was reduced to $500 per month and its obligation for such lease is on a month-to-month basis. For the three months ended January 31, 2004, services rendered by FPCM to the Company totaled $1,500.

Item 2            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.



DESCRIPTION OF BUSINESS

Megadata Corporation (the "Company") operates in one business segment: as a supplier of information, data services and software products intended to satisfy the needs of the aviation industry, primarily airlines, airports and other aviation-related companies.

The Company's information is primarily derived from its PASSUR(TM) System. PASSUR (Passive Secondary Surveillance Radar) is a passive radar, which, without emitting any active signals, receives aircraft identification and altitude information from aircraft transponder transmissions, which are interrogated by existing secondary surveillance radars. In the past year, several additional data sources have been added to the Company's database to provide an integrated data solution.

Revenues are generated from information and decision support products that provide a range of services to airlines, airports and aviation-related companies. The Company's strategy is to gain baseline acceptance as an affordable, web-based, solution provider to the aviation industry, to grow the number of web-based solutions an individual customer uses and to team with partners to provide a greater range of solutions, as well as cost-effectively expand the reach of its marketing and distribution. Three years ago, the Company transitioned its business model from selling PASSUR systems to selling subscriptions to its PASSUR network services.

The objectives of the Company's strategy are to (1) increase subscription sales per customer by providing multiple solutions for customers with primarily web-based products that target different needs and problems, (2) increase subscription sales per airport location (airport, airlines and other aviation-related customers) by identifying as many customers as possible, (3) reduce the selling cycle and cost per sale through the shift to web-based products and partnering with decision support software partners, and (4) increase available market share by identifying national and international opportunities for the Company's information and decision support products.

The Company generates revenue by selling either (1) subscription-based information that is derived from a PASSUR system, which is part of the Company's "PASSUR Network," or (2) equipment, which is typically a PASSUR system. Under the subscription-based model, the customer subscribes to the information on a monthly basis pursuant to a subscription agreement, which may be for a multi-year period. The agreement also provides that the information from the PASSUR system cannot be resold or used for unauthorized purposes. When systems are sold, the Company retains both proprietary and distribution rights to the information derived from such system and can distribute such information in the Company's sole discretion.

To enhance its subscription service, the Company provides its own proprietary software suite called FlightPerform(TM) (formerly PASTRACK). FlightPerform enables the customer to benefit from the algorithms and functionality already used by airline and airport customers over the past several years. Additionally, over the past several years, the Company began development and eventually deployed several new products derived primarily from the information generated from its PASSUR Network, including FlightSure(TM), FlightNewsLive(TM), AirportMonitorV.1(TM), OpsNet(TM) (formerly IROPSNet(TM)), AirportMonitorV.2(TM) and PASSUR Pulse v.1.0(TM). THE Company currently has "PASSUR Pulse v.2.0(TM)" and "WebPC(TM)" still in development. The Company anticipates the completioN and release of "PASSUR Pulse v.2.0" and "WebPC" during mid-fiscal 2004.

As a result of the Company's development of new software applications, the information generated from the PASSUR Network is available to a larger audience of aviation and aviation-related organizations, thus creating potential additional demand for the Company's subscription services. Currently, PASSUR flight track coverage is available for more than 30 of the leading airports in the United States. In addition, more than 10 airlines and 40 airports utilize the information, data and software derived from the Company's PASSUR Network. As of January 31, 2004 there were over 50 PASSUR system installations worldwide.

The Company has incorporated the strictest levels of security in both the information generated by the PASSUR Network and the availability of that information to the end users.

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer-owned PASSUR systems, system sales and system upgrade revenues and other revenues from services and/or products provided which are not part of the subscription or maintenance business line. Revenues during the three months ended January 31, 2004 increased by approximately $188,000, or 38%, to $686,000 from $498,000 for the same period of fiscal 2003. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from its suite of applications to existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR Network. Such efforts include the continued development of new product applications as well as enhancements and maintenance of existing applications. As a result, during the three months ended January 31, 2004, subscription-based revenues increased approximately $239,000, or 72%, when compared to the same period in fiscal 2003. This increase offset the decrease in maintenance revenues of approximately $54,000, or 33%, when compared to the same period in fiscal 2003. The decrease in maintenance revenues for the three months ended January 31, 2004 as compared to the same period in fiscal 2003 was primarily due to the fact that the three months ended January 31, 2003 included maintenance revenues performed during the prior fiscal year (fiscal 2002) which could not be recorded as revenue in fiscal 2002 due to contractual documentation required to record revenue under the Company's accounting principles were not finalized during such period due to the delinquency from customers.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and development of new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR system at a customer's specific request.

The Company did not ship or install any Company-owned PASSUR systems during the three months ended January 31, 2004. Such installations would be capitalized as part of the "PASSUR Network." The Company intends to expand the PASSUR Network by shipping and installing additional PASSUR systems throughout fiscal 2004. Management anticipates that these future PASSUR sites will provide increased coverage for the PASSUR Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of January 31, 2004, there were 38 Company-owned PASSUR systems located at various airports throughout the continental United States.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenues of approximately $2,300 for the three months ended January 31, 2004, as compared to approximately $400 for the same period in fiscal 2003.

COST OF SALES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR Network units added to the asset account, which includes the production, shipment and installation of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets." After the positive impact of the Capitalized Assets is recognized in cost of sales, these Capitalized Asset costs are then depreciated and/or amortized over the respective useful lives of the Capitalized Assets and charged to cost of sales.

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three months ended January 31, 2004, cost of sales increased by approximately $122,000, or 49%, as compared to the same period in fiscal 2003. This increase was primarily due to the increases in depreciation and amortization of PASSUR Network and software development assets, allocated overhead costs and lower capitalized assets charged to cost of sales for the period ended January 31, 2004 as compared to the same period in fiscal 2003.

Costs associated with subscription and maintenance revenues include labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate these costs between subscription revenues and maintenance revenues. For the three months ended January 31, 2004 and 2003, costs directly associated with subscription revenues included depreciation and amortization of the PASSUR Network assets and software development costs, totaling approximately $163,000 and $130,000, respectively, and were reduced by the capitalization of PASSUR network assets and software development costs of approximately $44,000 and $184,000, respectively.

RESEARCH AND DEVELOPMENT

For the three months ended January 31, 2004 and 2003, research and development expenses approximated $96,000 and $107,000, respectively. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products. However, commencing mid-fiscal 2002, personnel who had been utilized on such research and development activities were either redeployed from research and development activities or were replaced by outside software contractors at a more cost-effective rate. The costs associated with outside contractors are charged directly to cost of sales, as these costs impact the amount of labor associated with capitalized software programs which also impacts cost of sales or charged to research and development if it's related to research and development activities.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR customers. There were no customer-sponsored research and development activities during the three months ended January 31, 2004 and 2003. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended January 31, 2004, selling, general and administrative expenses decreased by approximately $211,000, or 38%, as compared to the same period in fiscal 2003. The decrease was primarily due to cost-reduction initiatives enacted throughout fiscal 2003. Such initiatives resulted in decreased costs associated with outside consultants; certain allocated overhead costs as well as the reduction of selected general and administrative employees throughout fiscal 2003. In particular, during the three months ended January 31, 2004, the Company no longer employed three Company executives during the three months ended January 31, 2004 who were employed during the same period in fiscal 2003.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2004 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income and interest expense did not change significantly for the three months ended January 31, 2004, as compared to the same period of fiscal 2003.

Interest expense-related party decreased by $51,000, or 36%, for the three months ended January 31, 2004, as compared to the same period of fiscal 2003. The decrease is due to the payment of interest on outstanding debt, which was paid in the form of Company common stock, which was at an effective interest rate lower than that charged for the same period of fiscal 2003 pursuant to the Debt Agreement entered into by the Company and its significant shareholder dated November 1, 2003.

NET LOSS

The Company incurred a net loss of $257,000, or $.07 per diluted common share, during the three months ended January 31, 2004. During the corresponding period of fiscal 2003, the Company incurred a net loss of $595,000, or $.17 per diluted common share. Despite the increase in total revenues of approximately 38% for the three months ended January 31, 2004, the increased costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR Network contributed to the loss.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, the Company's current liabilities exceeded current assets by $9,030,000. At January 31, 2004, the Company's stockholders' deficit was $5,438,000. For the three months ended January 31, 2004, the Company incurred a net loss of $257,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR Network" by continuing to install PASSUR systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through the end of fiscal 2004. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the three months ended January 31, 2004, net cash used from operating activities was approximately $312,000. Cash flows used in investing activities was approximately $44,000 and consisted primarily of capitalized software development costs. Cash flows provided by financing activities were approximately $400,000, of which approximately $400,000 was in notes payable - related party. No principal payments on notes payable - related party were made during the three months ended January 31, 2004.

The Company recorded a net loss of approximately $257,000 for the three months ended January 31, 2004. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

         CONTRACTUAL OBLIGATIONS

         As of January 31, 2004, the Company had contractual obligations as follows:


CONTRACTUAL OBLIGATIONS                          PAYMENTS DUE BY PERIOD
-----------------------                          ----------------------
                                           LESS THAN 1                 MORE THAN
                                  TOTAL        YEAR     1 - 3 YEARS     3 YEARS
                               -------------------------------------------------
Operating Leases               $  148,563   $   84,087   $   64,476         --
Promissory Notes               $8,866,465   $8,866,465         --           --
Other Long-Term Obligations    $  675,000   $   75,000   $  225,000   $  375,000
                               ----------   ----------   ----------   ----------
Total contractual cash
   obligations                 $9,690,028   $9,025,552   $  289,476   $  375,000
                               ==========   ==========   ==========   ==========

o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York. All other operating leases are under a month-to-month arrangement; therefore, these month-to-month obligations have been excluded from above calculation (total monthly obligation totals $500 per month).

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect its reported financial results. Actual results may differ from these judgments under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

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

The Company's revenues are generated from the following: (1) subscription and maintenance agreements; (2) PASSUR system sales, including system upgrade sales; and (3) one-time license fees. The Company recognizes revenues from system sales when the system is shipped in accordance with SAB 101 and SOP 97-2.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or the customer's receipt of such data or services. In accordance with SOP 97-2, the Company recognizes revenue from the licensing of its software products or performance of maintenance when all of the following criteria are met: (1) the Company has entered into a legally binding agreement with a customer; (2) the Company has delivered the products or services; (3) license/maintenance agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement(s). In many cases, the Company may invoice respective customers in advance of specified period(s), either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with SOP 97-2.

The Company's software licenses generally do not include acceptance provisions. An acceptance provision generally allows a customer to test the software for a defined period of time before it commits to a binding agreement to license the software. If a subscription agreement includes an acceptance provision, the Company will not recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the subscription agreement, the expiration of the acceptance period.

From time to time, the Company will receive one-time payments from customers for rights, including but not limited to the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. Such one-time payments are in the form of license fees. These fees are recognized as revenue ratably over the term of the license agreement or expected useful life of such license arrangement, whichever is longer, but is typically five years.

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

The Company's policy on capitalized software costs determines whether the costs incurred are classified as capitalized costs (in accordance with SFAS 86) or as research and development expenses. In cases where the Company capitalizes costs incurred with development of new hardware/software products, a product specification is designed and/or a working model of the respective project is developed as the guideline for the criteria to capitalize costs associated with such project in accordance with SFAS 86.

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and amortization commences over a five-year period and any additional costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any costs incurred on products which were completed and released to the general public in the form of continued maintenance of such products, in accordance with SFAS 86. Management uses its judgment in determining and evaluating whether development costs meet the criteria for immediate expense or capitalization.

The Company's net capitalized software costs at January 31, 2004 totaled $690,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at January 31, 2004 approximated $2,794,000 and $690,000, respectively. Long-term fixed assets accounted for 72% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of January 31, 2004, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The Company's total net capitalized assets at January 31, 2004 were $3,575,000, representing 74% of the Company's consolidated net assets. The total net property, plant and equipment approximated $91,000, the total net PASSUR Network approximated $2,794,000 and the total net software development costs approximated $690,000. The total depreciation and amortization expense related to capitalized assets at January 31, 2004 approximated $171,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, as follows:

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

The total depreciation and/or amortization for the period ended January 31, 2004 for property, plant and equipment approximated $8,000, the PASSUR Network approximated $130,000 and software development costs approximated $33,000.

STOCK-BASED COMPENSATION

The Company currently measures compensation expense for stock option grants using the intrinsic value method prescribed for in APB No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under this method, the Company does not record compensation expense when stock options are granted provided that the exercise price is not less than the fair market value of the stock when the option is granted. In accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE," the Company discloses its pro-forma net loss and pro-forma net loss per common share as if the fair value-based method has been applied in measuring compensation expense for stock option grants.

RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND EXPECTS ITS LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $257,000 for the three months ended January 31, 2004, $2,486,000 for the fiscal year ended October 31, 2003, $2,110,000 for the fiscal year ended October 31, 2002 and $1,629,000 for the fiscal year ended October 31, 2001. As of January 31, 2004, the Company's accumulated deficit was approximately $7,956,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with its business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

THE COMPANY'S SUCCESS IS DEPENDENT ON THE AVIATION INDUSTRY. IF THE COMPANY DOES NOT EXECUTE ITS BUSINESS PLAN OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO THE DEPRESSED AVIATION INDUSTRY MARKET, ITS RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD CONTINUE TO BE ADVERSELY AFFECTED.

The Company's revenues are solely derived from the aviation industry. The Company's future revenues and results of operations are dependent on its continued execution of its subscription-based revenue strategy and development of new software solutions and applications for the aviation industry. Due to the currently depressed aviation industry market, it is not assured that the Company will be able to continue to report growth in its subscription-based business or sustain its current subscription business. If the Company is unable to sustain and/or increase its levels of revenues, and is not successful in reducing costs, its cash requirements may increase and the results of operations will continue to be adversely affected.

Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company and its business, financial condition and operating results.

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIAL SIGNIFICANT FLUCTUATIONS.

The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, including, but not limited to:

o Delays and/or decreases in the signing and invoicing of new customer contracts;
o    The length of time needed to initiate and complete customer contracts;
o Revenues recognized from one-time sales events (selling or upgrading systems) versus subscription-based sales;
o The introduction and market acceptance of new and enhanced products and services;
o    The costs associated with providing existing and new products and services;
o Economic conditions in the United States and the impact on the aviation industry from the terrorist events of September 11, 2001 and continued war or terrorism; and
o    The potential for future terrorist acts against the aviation industry.

Accordingly, quarter-to-quarter comparisons of the Company's results of operations should not be relied on as an indication of performance. It is possible that in future periods results of operations may be below those expected based upon previous performance.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through October 31, 2004. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in the aviation industry, in which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

The industry in which the Company competes is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. The Company competes with many established companies in the industry it serves, and some of these companies may have substantially greater financial, marketing and technology resources, larger distribution capabilities, earlier access to potential customers and greater opportunities to address customers' various information technology requirements. As the aviation industry seeks to be more cost effective due to the continued economic downturn, product pricing becomes increasingly important for our customers. As a result, the Company may experience increased competition from certain, low-price competitors. To remain competitive, we continue to develop new products and enhance existing products. We may be unsuccessful in our ability to sell new products and/or product releases that meet the needs of our industry in light of low-cost, less functional alternatives available in the market. In addition, the pricing of new products or releases of existing products may be above that required by the marketplace. The Company's inability to bring such new products or enhancements to existing products to the market in a timely manner or the failure of these products to achieve industry acceptance could adversely affect our business, financial condition, operating results and cash flow.

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

THE PASSUR NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

The Company's PASSUR Network infrastructure is maintained and hosted by AT&T through an existing frame-relay network. If AT&T experiences system failures or fails to adequately maintain the frame-relay network, the Company may experience interruption of delivery of data / software services and customers may terminate or elect not continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems caused by third parties, which could lead to interruptions, delays or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

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

UNAUTHORIZED USE OF THE COMPANY'S INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE AND/OR ADVERSELY AFFECT OUR BUSINESS.

We regard our trademarks, trade secrets and all other intellectual property as critical to our future success. Unauthorized use of our intellectual property by third parties may damage and/or impair our business. Our intellectual property includes exclusive licenses to use patents held by third parties, as well as Company-owned patents. We rely on trademarks, trade secrets, patent protection and contracts, including confidentiality and non-exclusive license agreements with our customers, employees, consultants, strategic partners and others, to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our prior knowledge and/or authorization.

The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR System and related technologies. The licensed patents expire in various years through 2013. We currently have five additional patents pending with the United States Patent Office, some of which relate to newly developed internet based software applications, derived in large part from the data generated from the Company's PASSUR systems. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that the patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

The Company has filed applications for trademark registration of PASSUR in the Untied States. However, we cannot be assured that the registration will be granted from our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related services.

DEFENDING AGAINST INTELLECTUAL PROPERTY CLAIMS COULD POSE SIGNIFICANT LEGAL AND PROFESSIONAL COSTS AND, IF UNSUCCESSFUL, COULD ADVERSELY AFFECT THE COMPANY.

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

THIRD PARTIES COULD CLAIM THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND DEFENDING SUCH CLAIMS COULD ADVERSELY AFFECT THE COMPANY.

Investigation of any claims from third parties alleging infringement of their intellectual property, whether with or without merit, can be expensive and could adversely affect development, marketing, selling or delivery of our products. As the number of software patents issued increases, additional claims, with or without merit, could be asserted. Defending against such claims is time consuming and might result in significant legal expenses or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results and cash flow.

FORWARD LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" and "Risk Factors" above) contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR Network and to make new sales of its PASSUR systems and other product lines as a result of potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the Company's products and their use in flight dispatch information services and the impact of those uncertainties on the Company's business, and its significant shareholder's continued financial support. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products, its ability to adequately protect its intellectual property and its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgments, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES.

Under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that required information will be recorded, processed, summarized and reported on a timely basis in the Company's reports filed under the Exchange Act.

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

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

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                           NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                           NONE

         ITEM 5. OTHER INFORMATION.
                           NONE

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                           (a) Exhibits:

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002


                           (b) Reports on Form 8-K:

                           On January 23, 2004, the Company filed a report on Form 8-K disclosing under Item 5, Other Events and Required FD Disclosure, the issuance of 600,000 non-assessable shares of common stock to G.S. Beckwith Gilbert on January 15, 2004, pursuant to the Debt Agreement by and between the Company and G.S. Beckwith Gilbert dated November 1, 2003.


         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                MEGADATA CORPORATION


         DATED:  MARCH 16, 2004             By:   /s/ James T. Barry
                                                 ---------------------
                                                 James T. Barry, President and
                                                    Chief Executive Officer


         DATED:  MARCH 16, 2004             By:   /s/ Louis J. Petrucelly
                                                  -----------------------
                                                  Louis J. Petrucelly,
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary