Form 10-Q
period 2004-04-30
MEGADATA CORP
filed 2004-06-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2004
                                                 --------------
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -------------   --------------

                         Commission file number 000-7642


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

                                             Yes    X               No
                                                 -------               ------

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                             Yes                    No   X
                                                ------                ------

     ======================================================================

             There were 4,088,115 shares of common stock with a par value of $0.01 per share outstanding as of June 11, 2004.

                           INDEX

           Megadata Corporation and Subsidiaries


                                                                           Page

Part I. Financial Information                                                3

       Item 1.  Financial Statements.

          Consolidated Balance Sheets - April 30, 2004 (unaudited)
             and October 31, 2003 (audited).                                 3

          Consolidated Statements of Operations (unaudited) - Six months
             ended April 30, 2004 and 2003.                                  4

          Consolidated Statements of Operations (unaudited) - Three months
             ended April 30, 2004 and 2003.                                  5

          Consolidated Statements of Cash Flows (unaudited) - Six
                months ended April 30, 2004 and 2003.                        6

          Notes to Consolidated Financial
                Statements (unaudited) - April 30, 2004.                     7

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                     14

       Item 3. Quantitative and Qualitative Disclosures
                About Market Risk.                                          29

       Item 4. Controls and Procedures.                                     30

Part II.        Other Information                                           30

       Item 1.  Legal Proceedings.                                          30

       Item 2.  Changes in Securities, Use of Proceeds and
                 Issuer Purchases of Equity Securities.                     30

       Item 3.  Defaults Upon Senior Securities.                            30

       Item 4.  Submission of Matters to a Vote of Security Holders.        31

       Item 5.  Other Information.                                          31

       Item 6.  Exhibits and Reports on Form 8-K.                           31

Signatures                                                                  32

Part I. Financial Information

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                          APRIL 30,       OCTOBER 31,
                                                                            2004            2003
                                                                        ------------    ------------
                                                                        (UNAUDITED)       (AUDITED)
ASSETS
Current assets:
   Cash                                                                 $      5,844    $     48,980
   Accounts receivable, net                                                  534,577         485,693
   Inventory                                                                 219,929         195,254
   Prepaid expenses and other current assets                                 203,433          83,922
                                                                        ------------    ------------
Total current assets                                                         963,783         813,849

Property, plant and equipment, net                                            85,463          98,919
PASSUR network, net                                                        2,663,363       2,924,155
Software development costs, net                                              732,594         679,041
Other assets                                                                  12,575          17,315
                                                                        ------------    ------------
Total Assets                                                            $  4,457,778    $  4,533,279
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                     $    163,058    $    209,293
   Accrued expenses and other current liabilities                            273,329         409,405
   Accrued expenses--related parties                                          54,836         145,837
   Notes payable--related party                                            8,866,465            --
   Deferred income                                                           826,196         842,687
                                                                        ------------    ------------
Total current liabilities                                                 10,183,884       1,607,222

Notes payable--related party, less current portion                              --         8,466,465
                                                                        ------------    ------------
                                                                          10,183,884      10,073,687

Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                          --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,784,615 and 4,184,615 in 2004 and 2003,
     respectively                                                             47,846          41,846
   Additional paid-in capital                                              4,094,182       3,740,182
   Accumulated deficit                                                    (8,244,659)     (7,698,961)
                                                                        ------------    ------------
                                                                          (4,102,631)     (3,916,933)
  Treasury Stock, at cost, 696,500 shares in 2004
     and 2003                                                             (1,623,475)     (1,623,475)
                                                                        ------------    ------------
Total stockholders' deficit                                               (5,726,106)     (5,540,408)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $  4,457,778    $  4,533,279
                                                                        ============    ============


SEE ACCOMPANYING NOTES

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                   SIX MONTHS ENDED APRIL 30,
                                                      2004           2003
                                                  -----------    -----------
Revenues:
   Subscriptions                                  $ 1,147,300    $   745,451
   Maintenance                                        221,490        299,690
   Systems & Hardware                                   1,500           --
   Other                                                3,750          8,894
                                                  -----------    -----------
Net revenues                                        1,374,040      1,054,035
                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                      793,047        543,157
   Research and development                           196,140        203,893
   Selling, general and administrative expenses       740,602      1,023,314
                                                  -----------    -----------
                                                    1,729,789      1,770,364
                                                  -----------    -----------

Loss from operations                                 (355,749)      (716,329)

Other income (expense):
   Interest income                                        165            389
   Interest expense--related party                   (186,475)      (296,766)
                                                  -----------    -----------
Loss before income taxes                             (542,059)    (1,012,706)
Provision for income taxes                              3,639          2,643
                                                  -----------    -----------
Net loss                                          $  (544,698)   $(1,015,349)
                                                  ===========    ===========

Net loss per common share--basic
   and diluted                                    $      (.15)   $      (.29)
                                                  ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                   3,650,615      3,478,115
                                                  ===========    ===========



SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                  THREE MONTHS ENDED APRIL 30,
                                                      2004           2003
                                                  -----------    -----------
Revenues:
   Subscriptions                                  $   575,584    $   412,731
   Maintenance                                        110,745        135,020
   Other                                                1,500          8,544
                                                  -----------    -----------
Net revenues                                          687,829        556,295
                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                      386,587        258,675
   Research and development                            99,692         96,646
   Selling, general and administrative expenses       395,598        467,200
                                                  -----------    -----------
                                                      881,877        822,521
                                                  -----------    -----------

Loss from operations                                 (194,048)      (266,226)

Other income (expense):
   Interest income                                        115            131
   Interest expense--related party                    (94,500)      (154,126)
                                                  -----------    -----------
Loss before income taxes                             (288,433)      (420,221)
Provision for income taxes                               --             --
                                                  -----------    -----------
Net loss                                          $  (288,433)   $  (420,221)
                                                  ===========    ===========
Net loss per common share--basic
   and diluted                                    $      (.08)   $      (.12)
                                                  ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                   3,788,115      3,488,115
                                                  ===========    ===========




SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                     SIX MONTHS ENDED APRIL 30,
                                                         2004         2003
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (545,698)  $(1,015,349)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                       342,429       294,768
     Common stock options granted for
       services performed                                   --          10,625
     Common stock issued for interest                    180,000          --
     Changes in operating assets and liabilities:
       Accounts receivable                               (48,884)     (283,841)
       Inventories                                       (24,675)      (13,884)
       Prepaid expenses and other current assets          60,489        41,688
       Other assets                                        4,740        (1,230)
       Accounts payable                                  (46,235)     (214,913)
       Deferred income                                   (16,491)       70,325
       Accrued expenses and other
         current liabilities                            (227,077)      (78,352)
                                                     -----------   -----------
Total adjustments                                        224,296      (174,814)
                                                     -----------   -----------
Net cash used in operating activities                   (321,402)   (1,190,163)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                              --        (305,131)
Software development costs                              (119,612)     (154,931)
Capital expenditures                                      (2,122)       (9,059)
                                                     -----------   -----------
Net cash used in investing activities                   (121,734)     (469,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party               400,000     1,595,000
Proceeds from stock options exercised                       --           2,250
                                                     -----------   -----------
Net cash provided by financing activities                400,000     1,597,250
                                                     -----------   -----------

Decrease in cash                                         (43,136)      (62,034)
Cash--beginning of period                                 48,980        86,334
                                                     -----------   -----------
Cash--end of period                                  $     5,844   $    24,300
                                                     ===========   ===========

SUPPLEMENTAL INFORMATION
Common stock issuance for prepaid interest           $   180,000          --
                                                     ===========   ===========



SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2004

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2003 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2004 and its consolidated results of operations and cash flows for the six months ended April 30, 2004 and 2003.

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

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be incurred for the full fiscal year ending October 31, 2004.

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

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE (CONTINUED)

The Company typically does not record a provision for doubtful accounts due to its history of successful collections. However, if a customer's financial condition deteriorates, specifically due to Chapter 11 bankruptcy filings, resulting in an impairment of its ability to make payments, allowances are then recorded against such accounts. For the period ended April 30, 2004, the provision for doubtful accounts approximated $6,800, which was related to Chapter 11 filings by existing customers.

COST OF SALES

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs.

Costs associated with subscription and maintenance revenues consist primarily of direct labor, communication costs, depreciation of PASSUR network assets, amortization of software development costs and overhead cost allocations. Also included in costs of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing PASSUR network systems. Additionally, cost of sales in each reporting period are impacted by:
(1) the number of PASSUR network units added, which include the production, shipment and installation of these assets which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development programs which are expensed in cost of sales.

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

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company begins to amortize such capitalized development costs to cost of sales.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2004 are recoverable through anticipated future sales of such applicable products.

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

COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended April 30, 2004 and 2003 is equivalent to that of the Company's total net loss for those respective periods.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three and six months ended April 30, 2004 and 2003:

                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                 APRIL 30, 2003    APRIL 30, 2004   APRIL 30,  2004   APRIL 30, 2003
                                  -----------       -----------       -----------       -----------
Reported net loss                 $   288,000       $   420,000       $   546,000       $ 1,015,000
Pro-forma stock compensation
   expense                        $     6,000       $     9,000       $    11,500       $    19,000

Pro-forma net loss                $   294,000       $   429,000       $   557,500       $ 1,034,000
                                  ===========       ===========       ===========       ===========
Reported basic and diluted net
   loss per common share          $      (.08)      $      (.12)      $      (.15)      $      (.29)
                                  ===========       ===========       ===========       ===========
Pro-forma basic and diluted net
   loss per common share          $      (.08)      $      (.12)      $      (.15)      $      (.30)
                                  ===========       ===========       ===========       ===========


                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2004, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $400,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2004. As of April 30, 2004, the aggregate principal amount of notes due to Mr. Gilbert was $8,866,465. The notes are secured by the Company's assets.

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

Effective October 1998, the Company began leasing space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. Effective November 1, 2003, the Company's monthly rent for space leased from FPCM was reduced to $500 per month and its obligation for such lease is on a month-to-month basis. For the six months ended April 30, 2004, services rendered by FPCM to the Company totaled $3,000.

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

To enhance its subscription service, the Company provides its own proprietary software suite called FlightPerform(TM) (formerly PASTRACK). FlightPerform enables the customer to benefit from the algorithms and functionality already used by airline and airport customers over the past several years. Additionally, over the past several years, the Company has deployed several new products derived primarily from the information generated from its PASSUR Network, including FlightSure(TM), FlightNewsLive(TM), AirportMonitorV.1(TM), OpsNET(TM) (formerly IROPSNet(TM)), AirportMonitorV.2(TM) and PASSUR Pulse v.1.0(TM). The Company currently has "PASSUR PULSE v.2.0(TM)" and "WebPC(TM)" still under development. The Company anticipates the completion and release of "PASSUR Pulse v.2.0" and "WebPC" during mid-fiscal 2004.

As a result of the Company's development of new software applications, the information generated from the PASSUR Network is available to a larger audience of aviation and aviation-related organizations, thus creating potential additional demand for the Company's subscription services. Currently, PASSUR flight track coverage is available for more than 30 of the leading airports in the United States. In addition, more than 10 airlines and 40 airports utilize the information, data and software derived from the Company's PASSUR Network. As of April 30, 2004 there were over 50 PASSUR system installations worldwide.

The Company has incorporated the strictest levels of security in both the information generated by the PASSUR Network and the availability of that information to the end users.

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer-owned PASSUR systems, system sales and system upgrade revenues and other revenues from services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three and six months ended April 30, 2004 increased by approximately $132,000, or 24%, and $320,000, or 30%, respectively, as compared to the same periods of fiscal 2003. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs and the ease of delivery through our web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and six months ended April 30, 2004, subscription-based revenues increased approximately $163,000, or 39%, and $402,000, or 54%, respectively, when compared to the same periods in fiscal 2003. This increase offset the decreases in maintenance revenues for the three and six months ended April 30, 2004 of approximately $24,000, or 18%, and $78,000, or 26%, respectively, when compared to the same periods in fiscal 2003. The decrease in maintenance revenues was primarily due to the fact that the three and six months ended April 30, 2003 included maintenance revenues performed during the prior fiscal year (fiscal
2002), which could not be recorded as revenue in fiscal 2002 due to the Company's accounting principles which require finalized contractual documentation before recording revenue. Such contracts were not finalized during the period in which the services were performed.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and from the development of new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR system at a customer's specific request.

The Company did not ship or install any Company-owned PASSUR systems during the six months ended April 30, 2004. Such installations would be capitalized as part of the "PASSUR Network." The Company intends to expand the PASSUR Network by shipping and installing additional PASSUR systems throughout fiscal 2004. Management anticipates that these future PASSUR sites will provide increased coverage for the PASSUR Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of April 30, 2004, there were 38 Company-owned PASSUR systems located at various airports throughout the continental United States.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenues of approximately $1,500 and $3,800 for the three and six months ended April 30, 2004, respectively.

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

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three and six months ended April 30, 2004, cost of sales increased by approximately $128,000, or 49%, and $250,000, or 46%, respectively, as compared to the same periods in fiscal 2003. This increase was primarily due to the increases in depreciation and amortization of PASSUR Network and software development assets, allocated overhead costs as well as a reduction in capitalized assets charged to cost of sales for the three and six month periods ended April 30, 2004 as compared to the same periods in fiscal 2003.

Costs associated with subscription and maintenance revenues include labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate these costs between subscription revenues and maintenance revenues. Costs directly associated with subscription revenues included depreciation and amortization of the PASSUR Network assets and software development costs. For the three months ended April 30, 2004 and 2003 depreciation and amortization was approximately $163,000 and $130,000, respectively, and was reduced by the capitalization of PASSUR network assets and software development costs of approximately $76,000 and $184,000, respectively. For the six months ended April 30, 2004 and 2003 depreciation and amortization was approximately $327,000 and $401,000, respectively, and was reduced by the capitalization of PASSUR network assets and software development costs of approximately $120,000 and $644,000, respectively.

RESEARCH AND DEVELOPMENT

For the three and six months ended April 30, 2004 and 2003, research and development expenses remained consistent. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR customers. There were no customer-sponsored research and development activities during the six months ended April 30, 2004 and 2003. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and six months ended April 30, 2004, selling, general and administrative expenses decreased by approximately $72,000, or 15%, and $283,000, or 28% as compared to the same periods in fiscal 2003. The decrease was primarily due to cost-reduction initiatives enacted throughout fiscal 2003, for which the Company is recognizing a full year benefit during the current fiscal year. Such initiatives resulted in decreased costs associated with outside consultants; a decrease in certain allocated overhead costs as well as the reduction of selected general and administrative employees throughout fiscal 2003. In particular, during the three and six months ended April 30, 2004, the Company no longer employed three Company executives who were employed during the same periods in fiscal 2003.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR suite of software applications. Efforts to maintain and expand cost reduction initiatives are continuing.

OTHER INCOME (EXPENSE)

Other interest income did not change significantly for the three and six months ended April 30, 2004, as compared to the same period of fiscal 2003.

For the three and six months ended April 30, 2004, interest expense-related party decreased by approximately $60,000, or 39%, and $110,000, or 37%, as compared to the same periods of fiscal 2003. The decrease is due to the payment of interest on outstanding debt, which was paid in the form of Company common stock, which was at an effective interest rate lower than that charged for the same period of fiscal 2003 pursuant to the Debt Agreement entered into by the Company and its significant shareholder dated November 1, 2003.

NET LOSS

The Company incurred a net loss of $546,000, or $.15 per diluted common share, during the six months ended April 30, 2004. During the corresponding period of fiscal 2003, the Company incurred a net loss of $1,015,000, or $.29 per diluted common share. Despite the increase in total revenues of approximately 30% for the six months ended April 30, 2004, the increased costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR Network contributed to the loss.

During the three months ended April 30, 2004, the Company incurred a net loss of $288,000, or $.08 per diluted common share. During the corresponding period of fiscal 2003, the Company incurred a net loss of $420,000, or $.12 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004, the Company's current liabilities exceeded current assets by $9,220,000. At April 30, 2004, the Company's stockholders' deficit was $5,726,000. For the six months ended April 30, 2004, the Company incurred a net loss of $546,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR Network" by continuing to install PASSUR systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through the end of fiscal 2004. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the six months ended April 30, 2004, net cash used from operating activities was approximately $321,000. Cash flows used in investing activities was approximately $122,000 and consisted primarily of capitalized software development costs. Cash flows provided by financing activities was approximately $400,000 in notes payable - related party. No principal payments on notes payable - related party were made during the six months ended April 30, 2004.

The Company recorded a net loss of approximately $546,000 for the six months ended April 30, 2004. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. Management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

         As of April 30, 2004, the Company had contractual obligations as follows:


CONTRACTUAL OBLIGATIONS                        PAYMENTS DUE BY PERIOD

                                          LESS THAN 1                 MORE THAN
                                TOTAL         YEAR     1 - 3 YEARS     3 YEARS
                              ----------   ----------   ----------   ----------

Operating Leases              $  127,698   $   84,714   $   42,984         --
Promissory Notes              $8,866,465   $8,866,465         --           --
Other Long-Term Obligations   $  675,000   $   75,000   $  225,000   $  375,000
                              ----------   ----------   ----------   ----------
Total contractual cash
   obligations                $9,669,163   $9,026,179   $  267,984   $  375,000
                              ==========   ==========   ==========   ==========

o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York. All other operating leases are under a month-to-month arrangement; therefore, these month-to-month obligations have been excluded from the above calculation (total monthly obligation totals $500 per month).

o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR System. The annual minimum royalty payments total $75,000 and are payable until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. Historically, the Company has not exceeded such thresholds to date.

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

The Company's net capitalized software costs at April 30, 2004 totaled $733,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at April 30, 2004 approximated $2,663,000 and $733,000, respectively. Long-term fixed assets accounted for 76% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of April 30, 2004, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The Company's total net capitalized assets at April 30, 2004 were $3,481,000, representing 78% of the Company's consolidated net assets. The total net property, plant and equipment approximated $85,000, the total net PASSUR Network approximated $2,663,000 and the total net software development costs approximated $733,000. The total depreciation and amortization expense related to capitalized assets at April 30, 2004 approximated $342,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets, as follows:

         Property, plant and equipment                        3 to 10 years
         PASSUR Network                                       5 to 7 years
         Software development costs                           5 years

The PASSUR Network reflected on the Company's Consolidated Balance Sheets represents PASSUR systems and the related software workstations used from the data derived from the PASSUR systems. The PASSUR Network is comprised of PASSUR systems installed and supplying data to the Company network, related workstations with software and/or PASSUR systems built but not yet installed in the Company network. PASSUR Network assets which are not installed in the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR systems are depreciated over seven years and the related workstations are depreciated over five years.

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

The total depreciation and/or amortization for the six months ended April 30, 2004 for property, plant and equipment approximated $15,000, the PASSUR Network approximated $261,000 and software development costs approximated $66,000.


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

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $546,000 for the six months ended April 30, 2004, $2,486,000 for the fiscal year ended October 31, 2003, $2,110,000 for the fiscal year ended October 31, 2002 and $1,629,000 for the fiscal year ended October 31, 2001. As of April 30, 2004, the Company's accumulated deficit was approximately $8,240,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and its ability to control the costs associated with its business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company and its business, financial condition and operating results.

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

The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR System and related technologies. The licensed patents expire in various years through 2013. We currently have six additional patents pending with the United States Patent Office, some of which relate to newly developed internet based software applications, derived in large part from the data generated from the Company's PASSUR systems. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that the patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

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

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

        NONE

ITEM 2. CHANGES IN SECURITIES , USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES.

        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Shareholders at the Company`s Annual Meeting on April 7, 2004 voted to:

(1) Elect the following to the Board of Directors:
                                                     FOR          WITHHOLD
                   ------------------------      ---------      ----------

                   G.S. Beckwith Gilbert         3,746,880          3,700
                   Richard R. Schilling          3,747,280          3,300
                   Bruce N. Whitman              3,747,280          3,300
                   Paul L. Graziani              3,747,280          3,300
                   John R. Keller                3,746,880          3,700
                   James T. Barry                3,746,880          3,700

(2) Ratify the appointment of BDO Seidman, LLP, as the

Company's independent public accountants for the fiscal year ending October 31, 2004.

                        FOR             AGAINST                ABSTAIN
                        ---             -------                -------
                     3,747,380           3,100                   100

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

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

On February 18, 2004, the Company filed a report on Form 8-K/A disclosing under
Item 4, CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS, the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending October 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               MEGADATA CORPORATION


DATED:  JUNE 14, 2004          By:   /s/ James T. Barry
                               --------------------------------------------
                              James T. Barry, President and
                              Chief Executive Officer


DATED:  JUNE 14, 2004         By:   /s/ Louis J. Petrucelly
                               --------------------------------------------
                              Louis J. Petrucelly, Chief Financial Officer,
                              Treasurer and Secretary