Form 10-Q
period 2004-07-31
MEGADATA CORP
filed 2004-09-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004
                                                 -------------


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                         Commission file number 000-7642
                                                --------

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

================================================================================
    There were 4,088,115 shares of common stock with a par value of $0.01 per share outstanding as of September 14, 2004.

                           INDEX

           Megadata Corporation and Subsidiaries

                                                                            Page

Part I. Financial Information                                                 3

       Item 1.  Financial Statements.

          Consolidated Balance Sheets - July 31, 2004 (unaudited)
            and October 31, 2003 (audited).                                   3

          Consolidated Statements of Operations (unaudited) - Nine months
            ended July 31, 2004 and 2003.                                     4

          Consolidated Statements of Operations (unaudited) - Three months
            ended July 31, 2004 and 2003.                                     5

          Consolidated Statements of Cash Flows (unaudited) - Nine
            months ended July 31, 2004 and 2003.                              6

          Notes to Consolidated Financial
            Statements (unaudited) - July 31, 2004.                           7

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       14

       Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk.                                         29

       Item 4. Controls and Procedures.                                      30

Part II. Other Information                                                   30

       Item 1.  Legal Proceedings.                                           30

       Item 2.  Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity Securities.                     30

       Item 3.  Defaults Upon Senior Securities.                             30

       Item 4.  Submission of Matters to a Vote of Security Holders.         31

       Item 5.  Other Information.                                           31

       Item 6.  Exhibits and Reports on Form 8-K.                            31

Signatures                                                                   32

         Part I.  Financial Information

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                          JULY 31,       OCTOBER 31,
                                                                            2004             2003
                                                                        ------------    ------------
                                                                         (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash                                                                 $     60,570    $     48,980
   Accounts receivable, net                                                  349,837         485,693
   Inventory, net                                                            235,928         195,254
   Prepaid expenses and other current assets                                 124,497          83,922
                                                                        ------------    ------------
Total current assets                                                         770,832         813,849

Property, plant and equipment, net                                            91,309          98,919
PASSUR network, net                                                        2,597,400       2,924,155
Software development costs, net                                              777,011         679,041
Other assets                                                                  12,575          17,315
                                                                        ------------    ------------
Total Assets                                                               4,249,127    $  4,533,279
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                     $    180,267    $    209,293
   Accrued expenses and other current liabilities                            292,345         409,405
   Accrued expenses--related parties                                          53,020         145,837
   Notes payable--related party                                            8,866,465            --
   Deferred income                                                           883,344         842,687
                                                                        ------------    ------------
Total current liabilities                                                 10,275,441       1,607,222

Notes payable--related party                                                    --         8,466,465
                                                                        ------------    ------------
Total liabilities                                                         10,275,441      10,073,687

Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                          --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,784,615 and 4,184,615 in 2004 and 2003,
     respectively                                                             47,846          41,846
   Additional paid-in capital                                              4,094,182       3,740,182
   Accumulated deficit                                                    (8,544,867)     (7,698,961)
                                                                        ------------    ------------
                                                                          (4,402,839)     (3,916,933)
  Treasury Stock, at cost, 696,500 shares in 2004
     and 2003                                                             (1,623,475)     (1,623,475)
                                                                        ------------    ------------
Total stockholders' deficit                                               (6,026,314)     (5,540,408)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $  4,249,127    $  4,533,279
                                                                        ============    ============
SEE ACCOMPANYING NOTES


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                  NINE MONTHS ENDED JULY 31,
                                                     2004            2003
                                                 ------------    ------------
Revenues:
   Subscriptions                                  $ 1,753,379    $ 1,150,712
   Maintenance                                        329,070
                                                        8,590        408,800


                                                                      19,320
   Other
                                                  -----------    -----------
Net revenues                                        2,091,039      1,578,832
                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                    1,150,765        959,800
   Research and development                           291,571        303,405
   Selling, general and administrative expenses     1,209,716      1,462,847
                                                  -----------    -----------
                                                    2,652,052      2,726,052
                                                  -----------    -----------

Loss from operations                                 (561,013)    (1,147,220)

Other income (expense):
   Interest income                                        298            494
   Interest expense--related party                   (281,075)      (469,731)
                                                  -----------    -----------
Loss before income taxes                             (841,790)    (1,616,457)
Provision for income taxes                              4,116          3,210
                                                  -----------    -----------
Net loss                                          $  (845,906)   $(1,619,667)
                                                  ===========    ===========

Net loss per common share--basic
   and diluted                                    $      (.22)   $      (.47)
                                                  ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                   3,919,502      3,483,115
                                                  ===========    ===========


SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                  THREE MONTHS ENDED JULY 31,
                                                     2004            2003
                                                  -----------    -----------
Revenues:
   Subscriptions                                  $   606,079    $   405,261
   Maintenance                                        107,580
                                                        3,340        109,110
                                                                      10,426
   Other
                                                  -----------    -----------
Net revenues                                          716,999        524,797
                                                  -----------    -----------

Cost and expenses:
   Cost of sales                                      357,718        416,643
   Research and development                            95,431         99,512
   Selling, general and administrative expenses       469,114        439,533
                                                  -----------    -----------
                                                      922,263        955,688
                                                  -----------    -----------

Loss from operations                                 (205,264)      (430,891)

Other income (expense):
   Interest income                                        133            105
   Interest expense--related party                    (94,600)      (172,965)
                                                  -----------    -----------
Loss before income taxes                             (299,731)      (603,751)
Provision for income taxes                                478            567
                                                  -----------    -----------
Net loss                                          $  (300,209)   $  (604,318)
                                                  ===========    ===========

Net loss per common share--basic
   and diluted                                    $      (.07)   $      (.17)
                                                  ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                   4,088,115      3,488,115
                                                  ===========    ===========

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                           NINE MONTHS ENDED JULY 31,
                                                               2004           2003
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $  (845,906)   $(1,619,667)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                             516,725        461,337
     Common stock options granted for services performed
                                                                  --           15,937
     Common stock issued for interest                          270,000           --
     Changes in operating assets and liabilities:
       Accounts receivable                                     135,856        (92,976)
       Inventories                                             (40,674)       (51,514)
       Prepaid expenses and other current assets                49,427        (46,224)
       Other assets                                              4,740         (1,230)
       Accounts payable                                        (29,025)       (55,874)
       Deferred income                                          40,656         19,551
       Accrued expenses and other current liabilities         (209,878)      (105,432)
                                                           -----------    -----------
Total adjustments                                              737,827        143,575
                                                           -----------    -----------
Net cash used in operating activities                         (108,079)    (1,476,092)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                                 (64,433)      (358,781)
Software development costs                                    (200,140)      (207,508)
Capital expenditures                                           (15,758)       (12,639)
                                                           -----------    -----------
Net cash used in investing activities                         (280,331)      (578,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                     400,000      2,061,465
Proceeds from stock options exercised                             --            2,250
                                                           -----------    -----------
Net cash provided by financing activities                      400,000      2,063,715
                                                           -----------    -----------

Increase in cash                                                11,590          8,695
Cash--beginning of period                                       48,980         86,334
                                                           -----------    -----------
Cash--end of period                                        $    60,570    $    95,029
                                                           ===========    ===========
SUPPLEMENTAL INFORMATION
Common stock issuance for prepaid interest                 $    90,000           --
                                                           ===========    ===========

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  July 31, 2004

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2003 filed with the Securities and Exchange Commission ("SEC"). The consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2004 and its consolidated results of operations and cash flows for the nine months ended July 31, 2004 and 2003.

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

The Company recognizes revenue on the sale of products and systems when the products or systems have been shipped and in accordance with Staff Accounting Bulletin "SAB 101", as codified by SAB 104 and SOP 97-2. Installation charges, if any, are not material and are recognized when installation services are completed.

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

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE (CONTINUED)

The Company typically does not record a provision for doubtful accounts due to its history of successful collections. However, if a customer's financial condition deteriorates, specifically due to Chapter 11 bankruptcy filings, resulting in an impairment of its ability to make payments, allowances are then recorded against such accounts. For the period ended July 31, 2004, the provision for doubtful accounts approximated $6,800, which was related to Chapter 11 filings by existing customers.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2004 are recoverable through anticipated future sales of such applicable products.

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

NET LOSS PER COMMON SHARE

The Company reports basic and diluted net loss per common share in accordance with SFAS No. 128, "EARNINGS PER SHARE." Net loss per common share was computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share for the three-month and nine-month periods ended July 31, 2004 and 2003 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period. The effect of common stock equivalents for the three-month and nine-month periods ended July 31, 2004 (1,435,000 shares and 1,435,000 shares, respectively) and for the three-month and nine-month periods ended July 31, 2003 (1,043,000 shares and 1,043,000 shares, respectively) was not material and, thus, diluted net income per share for such periods is the same as basic earnings per share.


COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended July 31, 2004 and 2003 is equivalent to that of the Company's total net loss for those respective periods.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION PLANS

The Company grants options for a fixed number of shares to employees, directors and consultants with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees under the recognition and measurement principles of Accounting Principles Board ("APB") No 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price (fair value) of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three and nine months ended July 31, 2004 and 2003:

                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                          JULY 31,             JULY 31,             JULY 31,             JULY 31,
                                            2004                 2003                2004                  2003
                                        -----------          -----------          -----------          -----------
Reported net loss                       $  (300,200)         $  (604,000)         $  (845,900)         $(1,620,000)
Pro-forma stock compensation
  expense                               $     7,900          $     7,800          $    19,400          $    28,000
Pro-forma net loss                      $  (308,100)         $  (611,800)         $  (865,300)         $(1,648,000)
                                        ===========          ===========          ===========          ===========
Reported basic and diluted net
   loss per common share                $      (.07)         $      (.17)         $      (.22)         $      (.47)

                                        ===========          ===========          ===========          ===========
Pro-forma basic and diluted net
   loss per common share                $      (.08)         $      (.18)         $      (.22)         $      (.47)
                                        ===========          ===========          ===========          ===========


                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2004, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $400,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2004. As of July 31, 2004, the aggregate principal amount of notes due to Mr. Gilbert was $8,866,465. The notes are secured by the Company's assets.

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

The Company subleased space from Field Point Capital Management Company ("FPCM"), a company 100% owned by Mr. Gilbert, at $1,000 per month rent. Effective November 1, 2003, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM and signed a direct lease with the building owner for its existing space plus additional space. For the nine months ended July 31, 2004, services rendered by FPCM to the Company totaled $4,000.

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.
        -------------------------------------------------

DESCRIPTION OF BUSINESS

Megadata Corporation (the "Company") is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation-related companies. Its principal business is the delivery of information and decision support software by subscription from a database of flight and travel-related information, of which a primary data component is its PASSUR(TM) (Passive Secondary Surveillance Radar) Network of flight tracking systems. The Company sells PASSUR systems only at specific customer requests. The Company operates in one business segment: as a supplier of information, data services, software and communication products for the aviation industry.

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

Revenues are generated from information and decision support products that provide a range of services to airlines, airports and aviation-related companies. The Company's strategy is to gain baseline acceptance as an affordable, web-based, solution provider to the aviation industry; to grow the number of web-based solutions an individual customer uses; and to team with partners to provide a greater range of solutions, as well as cost-effectively expand the reach of its marketing and distribution. Three years ago, the Company transitioned its business model from selling PASSUR systems to selling subscriptions to its PASSUR Network services.

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

The Company has a suite of information and decision support software products, including AirportMonitor(TM), PulsE Operations(TM), Pulse Financial(TM), OPSnet(TM) (formerly IROPSNet), FlightPerform(TM), FlightSure(TM), Passur PORTal(TM), and Passur inSight(TM), currently available for distribution.
     o AirportMonitor, patent pending, is an internet-based application that provides communities surrounding an airport with live flight tracking and information (delayed for security purposes) as part of the community's public relations and community outreach programs.
     o Pulse Operations, patent pending, is a web-based live and archived capability which provides affordable and easily distributed access to the PASSUR database of operational information.
     o Pulse Financial, patent pending, is a web-based live and archived capability that allows an airline or airport to generate an immediate detailed, accurate landing report in order to account properly for landing fees. The product provides a single standard for landing fee reconciliation and helps create maximum revenue efficiency and maximum fee fairness by ensuring all airport users are carrying their true and accurate proportion of the landing fee obligation.
     o OPSnet, patent pending, is an internet-based application designed to improve airport/airline management coordination through instant communications between all the necessary parties during costly disruptions caused by weather, security and emergency situations.
     o FlightPerform is a live airspace analysis and awareness system used by airports and airlines for real-time dispatch, arrivals and airside facilities management.
     o FlightSure provides data and software for integrated aircraft noise management and monitoring systems.
     o PASSUR Portal, patent pending, is a live dashboard on the web, built on the unique PASSUR database of live flight information. PASSUR Portal distributes timely, accurate information and enables instant communication. Portal gives users access to airport vital signs live, through the web; instant on line communications; and access to revenue and performance analysis from one page.
     o PASSUR insight provides PASSUR terminal area tracks and en-route tracking together for the first time on one web screen. Built on the unique PASSUR database of live flight information (including the independent passive radar network), PASSUR inSight offers the most accurate ETAs, the fastest aircraft update rate, and continent-wide to runway-level zoom for pinpoint accuracy.

The Company's development of new software applications has made the information generated from the PASSUR Network available to a larger audience of aviation and aviation-related organizations, thus creating potential additional demand for the Company's subscription services. Currently, PASSUR flight track coverage is available for more than 30 of the leading top 50 airports in the United States. In addition, more than 10 airlines and 40 airports utilize the information, data and software derived from the Company's PASSUR Network. As of July 31, 2004, there were over 50 PASSUR system installations worldwide.

The Company has incorporated the strictest levels of security in both the information generated by the PASSUR Network and the availability of that information to the end users.

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer-owned PASSUR systems, system sales and system upgrade revenues and other revenues from services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three and nine months ended July 31, 2004 increased by approximately $192,000, or 37%, and $512,000, or 32%, respectively, as compared to the same periods of fiscal 2003. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products that address customers' needs and the ease of delivery through our web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and nine months ended July 31, 2004, subscription-based revenues increased approximately $201,000, or 50%, and $603,000, or 52%, respectively, when compared to the same periods in fiscal 2003. For the three months ended July 31, 2004 and 2003, maintenance revenue remained consistent. For the nine months ended July 31, 2004 the increase in subscription revenue of $603,000 more than offset the decrease in maintenance revenues for the nine months ended July 31, 2004, of approximately $80,000, or 20%, when compared to the same period in fiscal 2003. The decrease in maintenance revenues was primarily due to the fact that the nine months ended July 31, 2003 included maintenance revenues performed during the prior fiscal year (fiscal 2002), which could not be recorded as revenue in fiscal 2002 due to the Company's accounting principles, which require finalized contractual documentation before recording revenue. Such contracts were not finalized during the period in which the services were performed.

The Company's business plan will continue to focus on increasing subscription-based revenues from its suite of software applications and from the development of new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR system at a customer's specific request.

The Company installed one and shipped two Company-owned PASSUR systems during the nine months ended July 31, 2004. The installation will be capitalized as part of the "PASSUR Network." The Company intends to expand the PASSUR Network by shipping and installing additional PASSUR systems throughout fiscal 2004. Management anticipates that these future PASSUR sites will provide increased coverage for the PASSUR Network and increase the Company's potential for new customers at such locations, as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of July 31, 2004, there were 39 Company-owned PASSUR systems located at various airports throughout the continental United States.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenues of approximately $2,200 and $5,600 for the three and nine months ended July 31, 2004, respectively.

COST OF SALES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by:
(1) the number of PASSUR Network units added to the asset account, which includes the production, shipment and installation of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets." After the positive impact of the Capitalized Assets is recognized in cost of sales, these Capitalized Asset costs are then depreciated and/or amortized over the respective useful lives of the Capitalized Assets and charged to cost of sales. Costs associated with PASSUR system sales consist primarily of purchased materials, direct labor and overhead costs.

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three and nine months ended July 31, 2004, cost of sales decreased by approximately $59,000, or 14%, and increased $191,000, or 20%, respectively, as compared to the same periods in fiscal 2003. The decrease in cost of sales for the three month period is primarily due to the reduction of communication costs associated with the PASSUR Network and benefits from cost reduction efforts during 2003. For the nine months ended July 31, 2004 and 2003, the cost of sales increase was primarily due to an increase in labor costs as a result of a reduction in the capitalization of labor costs associated with the manufacture and installation of PASSUR systems and an increase in outside software consulting costs. The increase in costs were partially offset by a reduction of communication costs primarily resulting from product enhancements and vendor price reductions. Costs associated with subscription and maintenance revenues include labor, communication costs and allocated overhead costs. The Company does not deem it feasible to account separately for the costs between subscription revenues and maintenance revenues. Costs directly associated with subscription revenues included depreciation and amortization of the PASSUR Network assets and software development costs. For the three months ended July 31, 2004 and 2003, depreciation and amortization was approximately $171,000 and $163,000, respectively, and was reduced by the capitalization of PASSUR Network assets and software development costs of approximately $140,000 and $101,000, respectively. For the nine months ended July 31, 2004 and 2003, depreciation and amortization was approximately $508,000 and $449,000, respectively, and was reduced by the capitalization of PASSUR Network assets and software development costs of approximately $260,000 and $561,000, respectively.

RESEARCH AND DEVELOPMENT

For the three and nine months ended July 31, 2004 and 2003, research and development expenses remained approximately the same. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR customers. There were no customer-sponsored research and development activities during the nine months ended July 31, 2004 and 2003. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the nine months ended July 31, 2004, selling, general and administrative expenses decreased $253,000, or 17%, as compared to the same period in fiscal 2003. The decrease for the nine months is primarily due to cost-reduction initiatives enacted throughout fiscal 2003, for which the Company is recognizing a full year benefit during the current fiscal year. Such initiatives resulted in decreased costs associated with outside consultants, a decrease in certain allocated overhead costs and the reduction of selected general and administrative employees throughout fiscal 2003. For the three months ended July 31, 2004, selling, general and administrative expenses increased by approximately $30,000 as compared to the same period in the prior fiscal year, primarily due to recruiting fees for new administrative personnel.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR suite of software applications. Efforts to maintain and expand cost reduction initiatives are continuing.

OTHER INCOME (EXPENSE)

Other interest income did not change significantly for the three and nine months ended July 31, 2004, as compared to the same period of fiscal 2003.

For the three and nine months ended July 31, 2004, interest expense-related party decreased by approximately $78,000, or 45%, and $189,000, or 40%, respectively, as compared to the same periods of fiscal 2003. The decrease is due to the payment of interest on outstanding debt, which was paid in the form of Company common stock, at an effective interest rate lower than that charged for the same period of fiscal 2003, pursuant to the Debt Agreement entered into by the Company and its significant shareholder dated November 1, 2003.

NET LOSS

The Company incurred a net loss of $846,000, or $.22 per diluted common share, during the nine months ended July 31, 2004, a decrease of $774,000 as compared to the Company's net loss of $1,620,000, or $.47 per diluted common share, incurred during the corresponding period of fiscal 2003. The decrease in net loss is attributed to an increase in net revenues of approximately $512,000, or 32%, a decrease in selling, general and administrative expenses of approximately $253,000, or 17%, a decrease in research and development costs of approximately $12,000, or 4%, and a decrease in interest costs of approximately $189,000, or 40%, all of which offset an increase in costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR Networks of approximately $191,000.

The Company incurred a net loss of $300,000, or $.07 per diluted common share, during three months ended July 31, 2004, a decrease of $304,000 as compared to the Company's net loss of $604,000, or $.17 per diluted common share, incurred during the corresponding period of fiscal 2003. This decrease in net loss is attributed to an increase in net revenues of approximately $192,000, or 37%, a decrease in costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR Networks of approximately $59,000, or 14%, a decrease in research and development costs of approximately $4,000, or 4%, and a decrease in interest costs of approximately $78,000, or 45%, all of which offset an increase in selling, general and administrative expenses of approximately $30,000 or 7%.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, the Company's current liabilities exceeded current assets by approximately $9,500,000. At July 31, 2004, the Company's stockholders' deficit was approximately $6,000,000. For the nine months ended July 31, 2004, the Company incurred a net loss of approximately $846,000.

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

For the nine months ended July 31, 2004, net cash used from operating activities was approximately $108,000. Cash flows used in investing activities was approximately $280,000 and consisted primarily of capitalized software development costs. Cash flows provided by financing activities was $400,000 in notes payable - related party. No principal payments on notes payable - related party were made during the nine months ended July 31, 2004.

The Company recorded a net loss of approximately $846,000 for the nine months ended July 31, 2004. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its continuing cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. Management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from the PASSUR Network remains strong, and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, additional losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

CONTRACTUAL OBLIGATIONS

         As of July 31, 2004, the Company had contractual obligations as follows:


CONTRACTUAL OBLIGATIONS                   PAYMENTS DUE BY PERIOD
                                                       LESS THAN 1   MORE THAN
                                TOTAL        YEAR      1 - 3 YEARS    3 YEARS
                              ----------   ----------   ----------   ----------

Operating Leases              $  254,345   $  115,350   $   81,495   $   57,500
Promissory Notes              $8,866,465   $8,866,465         --            --
Other Long-Term Obligations   $  675,000   $   75,000   $  225,000   $  375,000
                              ----------   ----------   ----------   ----------
Total contractual cash
   obligations                $9,795,810   $9,056,815   $  306,495   $  432,500
                              ==========   ==========   ==========   ==========

o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York and the Company's headquarters located in Greenwich, CT.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"), as codified. SAB 101 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company also recognizes revenue in accordance with Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended, when applicable.

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

The Company's net capitalized software costs at July 31, 2004 totaled $777,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.


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

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at July 31, 2004 approximated $2,597,000 and $777,000, respectively. Long-term fixed assets accounted for 79% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of July 31, 2004, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The Company's total net capitalized assets at July 31, 2004 were $3,466,000, representing 82% of the Company's consolidated net assets. The total net property, plant and equipment approximated $91,000, the total net PASSUR Network approximated $2,597,000 and the total net software development costs approximated $777,000. The total depreciation and amortization expense related to capitalized assets at July 31, 2004 approximated $517,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

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

The total depreciation and/or amortization for the nine months ended July 31, 2004 for property, plant and equipment approximated $23,000, for the PASSUR Network approximated $392,000 and for software development costs approximated $102,000.

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

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $846,000 for the nine months ended July 31, 2004, $2,486,000 for the fiscal year ended October 31, 2003, $2,110,000 for the fiscal year ended October 31, 2002 and $1,629,000 for the fiscal year ended October 31, 2001. As of July 31, 2004, the Company's accumulated deficit was approximately $8,545,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and its ability to control the costs associated with its business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through October 31, 2004. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products to the aviation industry, in which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR System and related technologies. The licensed patents expire in various years through 2013. We currently have eight additional patents pending with the United States Patent Office, some of which relate to newly developed internet based software applications, derived in large part from the data generated from the Company's PASSUR systems. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that required information will be recorded, processed, summarized and reported on a timely basis in the Company's reports filed under the Exchange Act.

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

   32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K:

      On, July 13, 2004, the Company filed a report on Form 8-K disclosing under
      Item 5, OTHER EVENTS AND REQUIRED FD DISCLOSURE, a change in Chief Financial Officer.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         MEGADATA CORPORATION


   DATED:  SEPTEMBER 14, 2004            By:   /s/ James T. Barry
                                              --------------------------------
                                               James T. Barry, President and
                                               Chief Executive Officer


   DATED:  SEPTEMBER 14, 2004            By:   /s/ Jeffrey P. Devaney
                                              --------------------------------
                                               Jeffrey P. Devaney, Chief
                                               Financial Officer,
                                               Treasurer and Secretary