Form 10-K
period 2004-10-31
MEGADATA CORP
filed 2005-01-31
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004
                                       OR
          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from ___ to ___

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

        Registrant's telephone number, including area code: 203-622-4086
                                                            ------------

                        Securities registered pursuant to
                         Section 12(b) of the Act: NONE
                                                   ----

                         Securities registered pursuant
                          to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

    The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2004 was $ 315,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 28, 2005 was 4,088,115

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2004, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

      (A) GENERAL DEVELOPMENT OF BUSINESS.

COMPANY BACKGROUND AND OVERVIEW

Megadata Corporation is a New York corporation founded in 1967. We conduct our business in the United States, Canada, Europe, and Japan. Our offices are located at 47 Arch Street, Greenwich, CT, 06830 and 35 Orville Drive, Bohemia, New York, 11716.

Our principal business is the delivery of flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served, by the aviation industry.

We have what we believe is a unique database of flight information, powered by a network of company-owned passive radars and several other data sources, that when combined with our suite of data products, web-based software, and web-based collaborative decision tools, provide airlines and airports services that are, in most cases, we believe, otherwise unavailable. We now provide services to over 40 airports and over 30 airlines and continue to expand services to each, in this traditional, "industrial", market. Concurrently, we are taking this specialized content and software, the credibility of which has been established by our large customer base of airports and airlines, and marketing it to the "non-industrial" market, corporate aviation and its ancillary industries, and to the online travel services market. This market includes thousands of organizations, which appear to have a need for more accurate flight information and software tools. In addition, we have created and implemented collaborative web-based software that allow our customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both our traditional and our new customers. We continue to market with an expanding sales and marketing organization as well as through premier distributors.

Revenues during Fiscal Year 2004 increased by approximately 36%, or $780,000, to $2,917,000 from $2,137,000 in FY 2003, while total costs and expenses in FY 2004 remained approximately at the same level as the preceding year.

GENERAL

We believe our business opportunities come from providing solutions in the following areas:

      1. PROVIDING STANDARDIZED, TIMELY, ACCESSIBLE, AND ACCURATE INFORMATION. The market has come to expect a sophisticated delivery of information in pace-setting industries like banking, news, and health care. In aviation, valuable information exists, but is compartmentalized among its various constituencies, such as government air traffic regulators, airlines, airports, fixed based operators, corporate aviation departments, and passengers. Aviation-related organizations must contend with multiple conflicting sources of information (often within the same organization), and often a lack of access to the information. We provide a unique integrated database of otherwise hard-to-access or compartmentalized information -- which we call the PASSUR Information Network.

      2. PROVIDING A STANDARDIZED INFORMATION TECHNOLOGY PLATFORM FOR ACCESSING INFORMATION. Our Web "dashboard" technology creates a single, "one-source" platform for accessing valuable information from our PASSUR Information Network. We provide standardized access to the PASSUR database through data feeds, web application software, and collaborative decision making tools.

BUSINESS STRATEGY

Over the past several years, we have been developing and selling information and software from our unique flight database, powered by the PASSUR(R) passive radar network, to airlines and airports, while simultaneously investing in growing the radar network and continuously integrating additional information sets into the database. Because of our investments in this database and web-dashboard technologies, and the "vetting" of both by our traditional "industrial" airline and airport customers, we are now taking new versions of the information and software products to the "non-industrial" segment of the aviation market: corporate aviation and its ancillary industries and online travel services. We have created and continue to create collaborative web-based software that allows all of our customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both our traditional and our new customers. Our business strategy is to:

      1. LEAD AND CONTINUE TO DEVELOP THE INDUSTRY STANDARD FOR ACCURATE, TIMELY FLIGHT INFORMATION WITH, WHAT WE CONSIDER TO BE, A ONE-OF-A-KIND PREMIUM DATABASE - THE PASSUR INFORMATION NETWORK(TM). Our flight information is a combination of multiple data sets to include information derived from the network of passive radars, PASSUR, located throughout the country and in different parts of the world. Currently, PASSUR coverage is available for 34 of the top 40 airports in the United States, including 9 of the top 10. In addition, 5 of the top 6 airlines utilize the information and software products derived from the PASSUR network. For example, leading airlines use our estimated times of arrival (ETAs) to power their internal flight, gate, and reservations systems to improve the overall operational efficiency of the airline and to provide more reliable customer service. More than 55 PASSUR system installations exist worldwide.

      2.    LEAD THE DEVELOPMENT OF WEB-BASED APPLICATIONS,
            POWERED BY THE PASSUR INFORMATION NETWORK, TO OUR TRADITIONAL INDUSTRIAL AVIATION CUSTOMERS - AIRLINES, AIRPORTS, AND THE GOVERNMENT. These organizations set the standard for how flight information should be used throughout both the industrial and non-industrial markets. These organizations, for whom we have developed Web-delivered software services, utilize the PASSUR database as their source of information, both live and archived, and as a communications and collaborative decision-making platform within the industrial sector. For example, airports use our web tools to manage landing fee revenue.

      3. LEAD THE DEVELOPMENT OF WEB-BASED APPLICATIONS TO THE MUCH LARGER, NON-INDUSTRIAL AVIATION MARKETPLACE. These organizations include corporate security and corporate travel departments, corporate flight aviation departments, fixed-based operators (FBO's), online travel management companies, limousine operators, and other ancillary or support organizations that require accurate status of flight information, whether real-time or through historic analysis, to improve their decision making. For example, fixed-based operators are using our web reports to refine their marketing efforts related to fuel sales to corporate aircraft.

      4. LEAD THE AVIATION MARKET IN THE DEVELOPMENT AND DELIVERY OF COLLABORATIVE WEB SERVICES THAT ORGANIZE WHAT IS CURRENTLY FRAGMENTED DECISION MAKING WITHIN AND BETWEEN THE INDUSTRIAL AND NON-INDUSTRIAL MARKETS. We are creating PASSUR Customer Networks that bridge industrial and non-industrial aviation players, allowing airport, airlines, air traffic organizations, and other airport tenants to access live, relevant information that helps to improve the overall efficiency of the aviation sector. For example, currently at John F. Kennedy International, LaGuardia, and Dulles International Airports, the airlines, FAA, airport operations, and FBOs use our award-winning OPSnet(TM) Internet Communicator to consolidatE, organize, and disseminate information, and manage collaborative tasks like aircraft deicing during regular--and particularly during irregular--operations.

      5. DISTRIBUTE OUR SERVICES THROUGH THE PASSUR DISTRIBUTION NETWORK OF LEADING AVIATION ORGANIZATIONS AND SYSTEM INTEGRATORS. As we expand into new markets, it is important to sell both through our internal sales and marketing organization and through premium distributors - those organizations that can provide added value to our customers. This licensing strategy reduces our costs and increases customer value.

PRODUCTS AND SERVICES

      1. Flight data products feed directly to customers' information systems and to PASSUR distributors. These data feeds, which segment different portions of the PASSUR Information Network depending on customer needs, link directly to customer systems or to customers through third-party data integration systems. These feeds are segmented into:

            a. RightETA(TM) which provides ETA and flight status feeds for real-time schedule management, landing fee feeds, and activity reports for operational analysis.

            b. FlightSure(TM), which received additional patents in 2004, provides information and software for integrated aircraft Noise Operations Monitoring (NOMS) systems.

      2.    Application software services (most web-delivered and web-hosted):

            a. PASSUR Pulse(TM) Revenue, patent pending, provides a web-based live and archived detailed, accurate landing report for airlines, airports and FBOs to account for landing fees, creating maximum revenue efficiency as well as transparency and equity in the distribution of landing fees among airport users.

            b. PASSUR Pulse(TM) Operations, patent pending, provides web-based access to the PASSUR database of operational information for activity reporting and analysis.

            c. PASSUR inSight(TM), patent pending and developed in FY 2004, is a takeoff-to-landing, web-based tool that provides the accuracy of PASSUR terminal area information on a national flight tracking platform. PASSUR inSight is packaged with other PASSUR web-based applications to provide a premium flight tracking "visual" capability.

            d. AirportMonitor(TM), patent pending, is a web-based application that provides the communities surrounding the airport with live flight tracking and information as part of the airport's public relations, community outreach and noise mitigation programs.

            e. FlightPerform(TM) is a live airspace analysis and awareness system using more traditional air traffic-style displays and tools, used by airports and airlines for real-time dispatch, arrivals and facilities management. FlightPerform is the industry "gold standard" for those customers needing the most dependable, reliable capability to guide their operations in real time.

            f. RapidResponse(TM) provides the ability to immediately replay flight events with a high level of precision, specificity and detail, thereby enabling airlines and airports to improve the efficiency and safety of operations. Real-time situational awareness and immediate replay capability enable customers to be fully informed and proactive in responding to emergencies. We believe this product has Homeland Security, Defense and other government applications, and it is being marketed primarily through premier government system integrators.

      3. Megadata's collaborative Web "portal" tools provide instant access to critical information within organizations, and the ability to share and receive information between organizations. (These organizations form the foundation of our PASSUR Customer Network.)

            a. PASSUR Portal(TM), patent pending and developed in FY 2004, provides a dashboard of real-time vital information on the status of the airport operations, instant two-way communications, and direct access to all other PASSUR web-based software tools.

            b. PASSUR FlightLink(TM), patent pending and developed in FY 2004, is a web-based, wireless, flight information display system linking the airport, airline, and the traveler, in the terminal and on the Web. This system can be accompanied by our PASSUR Kiosks(TM) and LCDs powered by our software applications, such as PASSUR FlightLink.

            c. OPSnet(TM), patent pending and received major enhancements in FY 2004, is an internet-based application designed to improve airport/airline/FAA coordination through instant communications, information sharing and collaborative decision making between all parties during costly disruptions caused by weather, security, and emergencies.


            d. FlightNewsLive(TM), patented in 2004, is the first passenger information display system (FIDS) with live graphics showing terminal and en-route airspace traffic, national weather, and automated explanations for delays.

HOW WE GENERATE REVENUE

We sell subscription-based information and software products as well as the PASSUR radar system (included in a sale is an annual maintenance contract and an additional charge for installation), PASSUR Kiosks or LCDs, and consulting services. Under the subscription model, the customer signs a minimum one-year contract for access to the information services. The agreement also provides that the information from the PASSUR Information Network cannot be resold or used for unauthorized purposes.

When systems are sold, we retain both proprietary and distribution rights to the data generated from such systems and can distribute such data at the Company's sole discretion, with few exceptions. The sale of consulting services are only made in conjunction with the sale of our collaborative decision tools.

EMPHASIS ON INFORMATION SECURITY

The Company has incorporated the strictest levels of security over both the information generated by the PASSUR Information Network and the resulting end users.

      (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

      Not applicable.

      (C) NARRATIVE DESCRIPTION OF BUSINESS.

      Our principal business is the delivery of flight information, web-delivered software, and web-delivered collaborative decision tools to the aviation industry and organizations which serve, or are served, by the aviation industry.

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

      Under the exclusive license agreement, as amended in fiscal 2001, the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR systems for use with airline dispatch arrangements and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR systems and/or data subscriptions for noise applications. The Company pays a royalty based on the number of PASSUR systems sold and/or installed and generating subscription revenues subject to a minimum annual royalty of $75,000. This license agreement is in effect until the date of expiration of the last PASSUR patent to expire, which occurs in 2013.

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

      2. SERVICES.

            (I) INFORMATION SERVICES FROM THE PASSUR NETWORK

      Information services include timely, accurate, user-friendly information important to the efficient operation of airlines and airports. The information services leverage the PASSUR Network, and are tailored to address specific customer requirements, many of which can only be satisfied by information generated from the PASSUR Network. The services provide airline and airport customers with specific and timely information needed to efficiently manage their airport, airside, and ground operations. The ETA's generated from the PASSUR system are an example of information services currently being used throughout the customer network.

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

      4. DEPENDENCE ON CERTAIN CUSTOMERS.

      During the fiscal year ended October 31, 2004, one customer (Continental Airlines) accounted for approximately 23% of revenues. During the fiscal year ended October 31, 2003, two (2) customers (Continental Airlines and Aviation Development Council) accounted for approximately 37% of revenues. Those two customers accounted for 24% and 13% of revenues, respectively. As of October 31, 2002, two (2) customers (Continental Airlines and Massachusetts Department of Airports) accounted for approximately 34% of revenues. Those two customers accounted for 19% and 15% of revenues, respectively.

      5. BACKLOG FOR SUBSCRIPTION REVENUE AGREEMENTS.

      The Company's committed backlog for subscription and maintenance services at October 31, 2004 amounted to approximately $3,768,000. Of this amount, $2,198,000 is scheduled for delivery or performance before October 31, 2005 and the balance of $ 1,570,000 is scheduled for delivery or performance in subsequent years. The backlog at October 31, 2003 and 2002 amounted to approximately $1,781,000 and $3,346,000 respectively. Backlog consists of written purchase orders or contracts.

      6. COMPETITION.

      The Company offers the PASSUR system for passive detection of aircraft in flight with related suite software applications. These applications are, to the best of the Company's knowledge, relatively unique, but other forms of flight tracking products are becoming more available. Depending on the end use of the Company's products, the Company's primary competitors include Dimensions International, Lochard Pty, Ltd, Rannoch Corporation and Sabre, Inc. The Company also sells certain data solutions through systems integrators, including BAE, Inc, and Bruel & Kjaer Inc., some of these integrators may also sell products that are competitive with those offered by the Company. Most of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources than the Company.

      7. RESEARCH AND DEVELOPMENT.

      The Company's Research and Development ("R&D") efforts are primarily focused on continued software and hardware enhancements, as well as, maintenance to the existing PASSUR systems and related suite of software applications, and developing and maintaining the new software applications plus decision support products, which will eventually expand the Company's software suite of products.

      During the fiscal year ended October 31, 2004, the Company incurred approximately $393,000 in expenditures for R&D, none of which was customer sponsored. In fiscal year ended October 31, 2003, approximately $403,000 was expended on R&D and in fiscal year 2002 approximately $405,000 was expended on R&D.

      8. ENVIRONMENTAL COSTS.

      The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

      9. EMPLOYEES.

      As of October 31, 2004, the Company employed 12 full time employees, including 6 officers.

      (D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The following table sets forth the dollar amounts and the percentages attributable to the sale by the Company of its products and services during the past three fiscal years in and outside the United States:

NET REVENUES          2004                   2003                   2002
------------  -------------------    -------------------    -------------------
Domestic      $2,853,000       98%   $2,063,000     96.5%   $1,563,000     94.9%

Exports           64,000        2%       74,000      3.5%       83,000      5.1%

Total

Revenues:     $2,917,000    100.0%   $2,137,000    100.0%   $1,646,000    100.0%

ADDITIONAL INFORMATION

      The Company's internet address is WWW.PASSUR.COM. We make available on our website under "SEC Filings", via a link to the United States Securities and Exchange Commission's website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical, subsequent to electronic filing with and/or furnishing such information to the Securities Exchange Commission. All such filings on our website are available free of charge. Unless we are required to do so by law the Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Megadata Corporation, 47 Arch Street, Greenwich, CT 06830.

ITEM 2. PROPERTIES.

      The Company's software development facility is located in part of a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building previously was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leases 12,000 square feet at an annual rental cost of $84,000.

      The Company's executive offices are located in a three-story office building at 47 Arch Street, Greenwich, Connecticut. Effective October 1998, the Company began leasing space from Field Point Capital Management Company (FPCM), a company 100% owned by the Company's Chairman of the Board, at $1,000 per month rent. Effective November 1, 2003, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM and signed a direct lease for additional space directly with the building owner for $2,500 per month. The Company believes these rates are competitive and are at or below market rates.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2004.

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

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

Period                                           Prices*
------                                           -------

                                           High          Low
                                           ----          ---

FISCAL YEAR ENDED OCTOBER 31, 2004

         FIRST QUARTER                     $.60         $.30
         SECOND QUARTER                     .52          .28
         THIRD QUARTER                      .56          .27
         FOURTH QUARTER                     .35          .25

Fiscal Year Ended October 31, 2003

         First Quarter                     $.75         $.25
         Second Quarter                     .51          .25
         Third Quarter                      .66          .25
         Fourth Quarter                     .60          .30

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

      (B) HOLDERS.

The number of registered equity security holders of record at January 26, 2005 was 303, as shown in the records of our transfer agent.

      (C) DIVIDENDS.

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

----------------------------------------------------------------------------------------------------------------------
                                                                                                NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE
                                                                                                FOR FUTURE ISSUANCE
                                                                                                    UNDER EQUITY
                                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        COMPENSATION PLANS
                                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       EXCLUDING SECURITIES
PLAN CATEGORY                               OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS    REFLECTED IN COLUMN (A))
----------------------------------------------------------------------------------------------------------------------
                                                      (A)                      (B)                      (C)
----------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLAN APPROVED BY
  SECURITY HOLDERS                                 1,210,000                   $.56                   265,000
----------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT APPROVED
  BY SECURITY HOLDERS                                     --                     --                        --
----------------------------------------------------------------------------------------------------------------------
TOTAL                                              1,210,000                   $.56                   265,000
----------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

      The selected consolidated statements of operations data for the fiscal years ended October 31, 2004, 2003 and 2002, and the consolidated balance sheet data as of October 31, 2004 and 2003, have been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended October 31, 2001 and 2000, and the selected consolidated balance sheet data as of October 31, 2002, 2001 and 2000, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Selected Statement of Operations Data:

                                                      YEARS ENDED OCTOBER 31,
------------------------------------------------------------------------------------------------------
                                   2004           2003           2002           2001           2000
                                   ----           ----           ----           ----           ----
Net Revenues                   $ 2,916,928    $ 2,136,914    $ 1,645,687    $   940,637    $ 1,756,602

Net Loss                       $(1,389,536)   $(2,486,122)   $(2,110,212)   $(1,629,490)   $  (582,824)

Net Loss Per Common Share --
Basic and diluted (1)          $      (.35)   $      (.71)   $      (.61)   $      (.47)   $      (.22)

Dividend Declared                       --             --             --             --             --
------------------------------------------------------------------------------------------------------

SELECTED BALANCE SHEET DATA:

                                                     OCTOBER 31,
----------------------------------------------------------------------------------------------
                           2004           2003           2002           2001           2000
                           ----           ----           ----           ----           ----
Total Assets           $ 4,084,581    $ 4,533,279    $ 4,449,999    $ 3,356,343    $ 2,348,082

Long-Term

Debt (2)(3)(4)(5)(6)   $ 8,866,465    $ 8,466,465    $ 5,705,000    $ 3,090,000    $   152,985

Total Shareholders'

(Deficit) Equity       $(6,569,944)   $(5,540,408)   $(3,077,786)   $  (988,824)   $   604,216
----------------------------------------------------------------------------------------------

(1) Net loss per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.
(2) Long-term debt for 2000 included $150,000 of notes payable, and $2,985 of installment notes payable, which were due after October 31, 2001.
(3) Long-term debt for 2001 consists of notes payable - Related party which was due after October, 2002.
(4) Long-term debt for 2002 consists of notes payable - Related party which was due after October 31, 2003.
(5) Long-term debt for 2003 consists of notes payable - Related party which was due after October 31, 2004.
(6) Long-term debt for 2004 consists of notes payable - Related party which was due after October 31, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of flight information, web-delivered software, and web-delivered collaborative decision tools to the aviation industry and organizations which serve, or are served, by the aviation industry.

Revenues consist primarily of subscription-based revenues, maintenance revenues from customer owned PASSUR systems, kiosks, system sales and system upgrades revenues and other revenues from services and/or products provided which are not part of the subscription or maintenance business line.

Revenues during fiscal 2004 increased by approximately $780,000, or 36%, to $2,917,000 from $2,137,000 in fiscal 2003. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address the customers' needs and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to our suite of software applications and the increased subscriptions from our suite of applications to existing customers. Revenues during fiscal 2003 increased by approximately $491,000, or 30%, to $2,137,000 from $1,646,000 in fiscal 2002.
This increase was primarily due to the increased focus on the subscription based revenue business model.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from PASSUR Information Network. Such efforts include the continued development of new product applications as well as enhancements and maintenance of existing applications. As a result, subscription-based revenues of $2,362,000 in 2004, compared to $1,593,000 in 2003 increased approximately $769,000, or 48%, for fiscal 2004, when compared to fiscal 2003. The Company's subscription-based sales for fiscal 2003 and 2002 were $1,593,000 and $874,000, respectively.

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

The Company shipped 2 and installed 6 Company-owned PASSUR systems during fiscal 2004 (installations include systems shipped in current and previous fiscal years), which were capitalized as part of the "PASSUR Information Network". The Company will continue to expand the PASSUR Information Network by shipping and installing additional PASSUR systems throughout fiscal 2005. Management anticipates that these future PASSUR sites will provide increased coverage of the PASSUR Information Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR Information Network directly to the aviation industry. There were 39 Company owned PASSURs located at various airports throughout the continental United States at the end of fiscal 2004.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded non-PASSUR revenues of approximately $6,000 for fiscal 2004 as compared to approximately $29,000 in fiscal 2003.

COST OF SALES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consists primarily of direct labor, depreciation of PASSUR Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR units added to the asset account which include the production, shipments and installations of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets" which are depreciated and/or amortized over their respective useful lives and charged to cost of sales.

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During fiscal 2004, cost of sales increased by approximately $217,000, or 13%, as compared to fiscal 2003. This increase was primarily due to an increase in labor costs as a result of a reduction in the capitalization of labor costs associated with the manufacture and installation of PASSUR systems and an increase in outside software consulting costs. The increase in costs were partially offset by a reduction of communication costs primarily resulting from product enhancements for example, further use of web-delivered products that do not require expensive communications lines, and vendor price reductions. Costs associated with subscription and maintenance revenues include labor, communication costs and allocated overhead costs.

During fiscal 2004, costs associated with subscription and maintenance revenues including labor, communication costs and allocated overhead costs totaled approximately $1,365,000 or 74% of gross cost of sales (before impact of Capitalized Assets), a decrease of approximately 12% from fiscal 2003. The Company does not deem it practical to separate these costs between subscription revenues and maintenance revenues. In addition, during fiscal 2004, costs directly associated with subscription revenues include: (1) depreciation and amortization of the PASSUR network assets and software development costs, totaling approximately $676,000 or 37% of gross cost of sales (before impact of Capitalized Assets): and (2) the impact of Capitalized Assets totaling approximately $433,000, a decrease of approximately 48% from fiscal 2003.

Finally, during fiscal 2004, the Company charged to cost of sales approximately $111,000 and $41,000 for the disposal of certain PASSUR Network and software development assets.

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

During mid-fiscal 2003, the Company initiated certain cost reduction initiatives specifically to address the increased costs associated with communication and allocated overhead costs within cost of sales. For fiscal year 2004 the Company benefited from these cost reduction initiatives. Management expects to continue to address these costs and anticipates that the results of such cost reduction initiatives will be recognized throughout fiscal 2005.

RESEARCH AND DEVELOPMENT

During fiscal 2004, research and development expenses remained at approximately the same level as in fiscal 2003. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products. However, commencing mid-fiscal 2002, personnel who had been utilized on such research and development activities were either redeployed from research and development activities or were replaced by outside software contractors at a more cost effective rate. The costs associated with outside contractors are charged directly to cost of sales as these costs impact the amount of labor associated with capitalized software programs which also impacts cost of sales.

During fiscal 2003, research and development expenses remained at approximately the same level as those in fiscal 2002. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products. However, commencing mid-fiscal 2002, personnel who had been utilized on such research and development activities were either redeployed from research and development activities or were replaced by outside software contractors at a more cost effective rate. The costs associated with outside contractors are charged directly to cost of sales as these costs impact the amount of labor associated with capitalized software programs which also impacts cost of sales.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR customers. There were no customer sponsored research and development activities during fiscal 2004 or fiscal 2003. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

During fiscal 2004, selling, general and administrative expenses decreased by approximately $246,000, or 13%, as compared to fiscal 2003. The decrease was primarily due to cost reduction initiatives enacted throughout fiscal 2003, for which the Company is recognizing a full year benefit during the current fiscal year. Such initiatives resulted in decreased costs associated with compensation, outside consultants, and allocated overhead costs. Severance payments relating to the termination of employees during fiscal 2003 were expensed in fiscal year 2003. These cost reduction initiatives were partially offset by increases in recruiting fees for new administrative and sales personnel.

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

The Company anticipates increases in its sales and marketing efforts in order to market new and existing products from the PASSUR suite of software applications. The Company anticipates that its sales and marketing expenses may increase in fiscal 2005 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Interest income and interest expense to unrelated parties were not significant in fiscal 2004, 2003 and 2002.

Interest expense-related party decreased by approximately $279,000, or 43%, in fiscal 2004, as compared to fiscal 2003. The decrease is due to the payment of interest on outstanding debt in Company common stock, at an effective interest rate lower than that charged for the same period of fiscal 2003, pursuant to the Debt Agreement entered into by the Company and its significant shareholder dated November 1, 2003.

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

INCOME TAXES

The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $15,350,000 in federal tax loss carryforwards to offset possible future income. These carryforwards expire in various tax years through 2023. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $5,988,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

NET LOSS

The Company incurred a net loss of $1,390,000, or $.35 per diluted share, during fiscal 2004, as compared to a net loss of $2,486,000, or $.71 per diluted share, in fiscal 2003.

During fiscal 2004, total costs and expenses of $3,927,000 were higher than total revenues and resulted in a loss from operations of $1,010,000. Total costs and expenses decreased by $39,000, or 1%, as compared to such costs in fiscal 2003.

Although revenues increased approximately 36% in fiscal 2004, total costs and expenses remained approximately at the same level as fiscal 2003.

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

QUARTERLY RESULTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                              ------------------------------------------------------------------------------------------------------
                               OCT. 31,     JULY 31,     APRIL 30,  JANUARY 31,    OCT. 31,     JULY 31,    APRIL 30,    JANUARY 31,
                                 2004         2004         2004         2004         2003         2003         2003         2003
                              ------------------------------------------------------------------------------------------------------
TOTAL NET REVENUES            $ 825,889    $ 716,999    $ 687,829    $ 686,211    $ 558,082    $ 524,797    $ 556,295    $ 497,740

WRITE DOWN OF NETWORK ASSETS   (110,980)                                           (150,492)


LOSS FROM OPERATIONS           (448,894)    (205,264)    (194,048)    (161,701)    (682,098)    (430,891)    (266,226)    (450,103)


NET LOSS                       (543,629)    (300,209)    (288,433)    (257,265)    (866,455)    (604,318)    (420,221)    (595,128)

BASIC AND DILUTED NET LOSS
     PER SHARE                $    (.13)   $    (.07)   $    (.08)   $    (.07)   $    (.25)   $    (.17)   $    (.12)   $    (.17)
------------------------------------------------------------------------------------------------------------------------------------

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2004, the Company's current liabilities exceeded current assets by $1,069,000. The notes payable to a related party of $8,866,000 are due November 1, 2005, thus are included in long-term liabilities at October 31, 2004. At October 31, 2004, the Company's stockholders' deficit was $6,570,000. For fiscal 2004, the Company incurred a net loss of $1,390,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR Network," by continuing to install PASSUR Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through January 3, 2006. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

Net cash from operating activities for fiscal 2004 was approximately $146,000. Cash flows used in investing activities for fiscal 2004 was approximately $472,000 and consisted primarily of investments in the Company's PASSUR network as well as capitalized software development costs. Cash flows provided by financing activities for fiscal 2004 were approximately $400,000 from notes payables - related party. No principal payments on notes payable - related party were made during fiscal 2004.

The Company was unprofitable in fiscal 2004. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

As of October 31, 2004, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS

                                                          PAYMENTS DUE BY PERIOD

                                                  LESS THAN 1                  MORE THAN
                                        TOTAL        YEAR       1 - 3 YEARS     3 YEARS
                                     ---------------------------------------------------
Operating Leases                     $  235,971   $  115,971     $   90,000   $   30,000

Promissory Notes                     $8,866,465           --     $8,866,465           --

Other Long-Term Obligations          $  600,000   $   75,000     $  225,000   $  300,000
                                     ---------------------------------------------------
Total contractual cash obligations   $9,702,436   $  190,971     $9,181,465   $  330,000
                                     ===================================================

      o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($85,971 - fiscal
            2005) and the Company's headquarters located in Greenwich, CT ($30,000 per year for five years). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).

      o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. Historically, the Company has not exceeded such threshold.

CERTAIN RELATED PARTY TRANSACTIONS

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

In fiscal 2004, G.S. Beckwith Gilbert, Chairman and a significant shareholder of the Company, loaned the Company $400,000 under promissory notes bearing interest at 4.5% per annum and maturing at November 1, 2004. As of October 31, 2004, the total notes payable due to Mr. Gilbert totaled $8,866,465 and are secured by the Company's assets.

On January 28, 2005, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2004. Principal and accrued interest as of October 31, 2004, aggregate into a principal amount of $8,939,880, with a maturity date of November 1, 2005 bearing an interest rate of 4.5%.

Effective October 1998, the Company began leasing space from Field Point Capital Management Company (FPCM) at $1,000 per month rent. For the year ended October 31, 2004, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM. The Company paid FPCM, a company 100% owned by the Company's Chairman, for rent, of approximately $4,000. For the year ended October 31, 2003, the Company reimbursed FPCM Company, for rent, of approximately $12,000.

During fiscal 2004, the Company paid approximately $23,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement and upgrade equipment of PASSUR systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 104"), as codified. SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company also recognizes revenue in accordance with Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended, when applicable.

The Company's revenues are generated from the following: (1) subscription and maintenance agreements; (2) Kiosks, system sales, including system upgrade sales; and (3) one-time license fees. The Company recognizes revenues from system sales when the system is shipped in accordance with SAB 104 and SOP 97-2.

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

The Company's net capitalized software costs at October 31, 2004 totaled approximately $780,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of the PASSUR Network and software development costs that at October 31, 2004 approximated $2,481,000 and $780,000, respectively, which accounted for 80% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

On November 1, 2002, the Company changed the estimated useful lives of certain assets within the capitalized PASSUR Network from seven to five years to reflect the revised expected useful life of such assets.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2004, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met the Company may have to record impairment charges not previously recorded. However, during the fourth quarter of fiscal 2004, the Company disposed of certain PASSUR Network assets totaling approximately $111,000, which represented the remaining carrying value of such assets. These disposals were due to network assets which were deemed obsolete. In addition, the Company also determined during the fourth quarter of fiscal 2004, to dispose of one in-process capitalized software project of approximately $41,000 based upon the assumption that the project is no longer viable. The project commenced in fiscal 2001 and at such time was considered a viable project and properly capitalized under SFAS 86, but recent determinations by the Company has resulted in the abandonment of the project.

DEPRECIATION AND AMORTIZATION

The Company's total net capitalized assets at October 31, 2004 were $3,353,000, representing 82% of the Company's consolidated net assets as of October 31, 2004. The total net property, plant and equipment approximated $92,000, the total net PASSUR Network approximated $2,481,000 and the total net software development costs approximated $780,000. The total depreciation and amortization expense related to capitalized assets at October 31, 2004 approximated $710,000. Management's judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

Property, plant and equipment                        3 to 10 Years
PASSUR Network                                       5 to 7 Years
Software development costs                           5 Years

The PASSUR Network reflected on the Company's Consolidated Balance Sheets represents PASSUR Systems and the related software workstations used for the data derived from the PASSUR Systems. The PASSUR Network is comprised of PASSUR Systems installed and supplying data to the company network, related workstations with software and/or PASSUR Systems built but not yet installed into the company network. PASSUR Network assets which are not installed into the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR Systems are depreciated over seven years and the related workstations are depreciated over five years.

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

The total depreciation and/or amortization for the year ended October 31, 2004 for property, plant and equipment approximated $34,000, the PASSUR Network approximated $531,000 and software development costs approximated $145,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of fiscal year 2005.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (" SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46R. It changed the effective date for interests in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND EXPECTS ITS LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

The Company has incurred significant losses during the last seven fiscal years. The Company incurred net losses of approximately $1,390,000 for the fiscal year ended October 31, 2004, $2,486,000 during the fiscal year ended October 31, 2003 and $2,110,000 during the fiscal year ended October 31, 2002. As of October 31, 2004, the Company's accumulated deficit was approximately $9,088,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's current revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company.

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIAL SIGNIFICANT FLUCTUATIONS.

The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

      o Delays and/or decreases in the signing and invoicing of new contracts;
      o The length of time needed to initiate and complete customer contracts;
      o Revenues recognized from one-time sales events (selling or upgrading systems) versus subscription based sales;
      o The introduction and market acceptance of new and enhanced products and services;
      o The costs associated with providing existing and new products and services;
      o Economic conditions in the United States and the impact on the aviation industry from the terrorist events of September 11, 2001 and continued war on terrorism; and
      o The potential of future terrorist acts against the aviation industry.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods results of operations may be below those expected based upon previous performance.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 3, 2006. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in an industry for which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope and normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman and therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and continued growth could become adversely affected.

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

The industry in which we compete is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. We compete with many established companies in the industry we serve, and some of these companies may have substantially greater financial, marketing and technology resources, larger distribution capabilities, earlier access to potential customers and greater opportunities to address customers' various information technology requirements. As the aviation industry seeks to be more cost effective due to the continued economic downturn, product pricing becomes increasingly important for our customers. As a result we may experience increased competition from certain, low-priced competitors. To remain competitive, we continue to develop new products and continue to enhance existing products. We may be unsuccessful in our ability to sell new products and/or product releases that meet the needs of our industry in light of low-cost, less functional alternatives available in the market. In addition, the pricing of new products or releases of existing products may be above that required by the market place. Our inability to bring such new products or enhancements to existing products to the market in a timely manner or the failure for these products to achieve industry acceptance could adversely affect our business, financial condition, operating results and cash flow.

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

The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR System and related technologies. The licensed patents expire in various years through 2013. The Company also owns one issued patent and ten additional patents pending with the United States Patent and Trademark Office, some of which relate to newly developed internet based software applications, derived in large part from the data generated from the Company's PASSUR Systems. We also intend to seek further patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that the patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

The Company has filed applications for trademark registration of PASSUR in the United States. We cannot be assured that the registration will be granted from our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related services.

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

      (B) CHANGES IN INTERNAL CONTROLS

            The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of the fiscal year ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (A) IDENTIFICATION OF DIRECTORS.

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director and the position(s) with the Company, if any, held by each individual.

                                  Director    Director Position and Offices
Name                       Age      Since     With Company
----                       ---    --------    ----------------------------------

G.S. Beckwith Gilbert      62       1997      Chairman of the Board and a
                                              Director *

Richard R. Schilling, Jr.  79       1974      Director

John R. Keller             64       1997      Executive Vice President, and a
                                              Director

Bruce N. Whitman           71       1997      Director

Paul L. Graziani           47       1997      Director

James T. Barry             43       2000      President, Chief Executive Officer
                                              and a Director **

Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

*Effective February 1, 2003, G.S. Beckwith Gilbert retired as Chief Executive Officer of the Company.

**Effective February 1, 2003, James T. Barry was appointed Chief Executive Officer of the Company. Effective April 14, 2003, Mr. Barry was appointed President of the Company.

      (B) IDENTIFICATION OF EXECUTIVE OFFICERS.

The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual and the year in which he or she began to serve in such capacity.


                                   Officer    Officer Position and Offices
Name                       Age      Since     With Company
----                       ---     -------    ----------------------------------
James T. Barry             43       1998      President, Chief Executive Officer
                                              and a Director *

Jeffrey P. Devaney         45       2004      Chief Financial Officer,
                                              Treasurer, and Secretary  **

John R. Keller             64       1970      Executive Vice President and a
                                              Director

Dr. James A. Cole          64       1988      Senior Vice President of Research
                                              & Development

Matthew H. Marcella        47       2003      Vice President of Software
                                              Development

Ron Dunsky                 42       2003      Vice President of Marketing ***

Each officer is elected to serve at the discretion of the Board of Directors.

*Effective February 1, 2003, James T. Barry was appointed Chief Executive Officer of the Company. Effective April 14, 2003, Mr. Barry was appointed President of the Company.

**Effective November 16, 2004, Jeffrey P. Devaney was appointed Chief Financial Officer, Treasurer and Secretary of the Company.

***Effective May 21, 2003, Ron Dunsky was appointed as Vice President of Marketing.

      (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

      None.

      (D) FAMILY RELATIONSHIP.

      None.

      (E) BUSINESS EXPERIENCE.

      The following sets forth the business experience during the past five years of each director and executive officer:

G.S. Beckwith Gilbert         Mr. Gilbert has continued to serve as the
                              Company's Chairman of the Board since his election in 1997. Mr. Gilbert was appointed Chief Executive
                              Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. In addition, Mr. Gilbert has been President and Chief Executive Officer of Field Point Capital
                              Management Company, a merchant-banking firm, since
                              1988. He is a partner of Wolsey & Co., a merchant-banking firm. Mr. Gilbert is a Director of Davidson Hubeny Brands and a trustee of the Rockefeller University.

Richard R. Schilling, Jr.     Mr. Schilling has been a Director of the Company
                              since 1974. Mr. Schilling is a member of the law firm of Burns, Kennedy, Schilling & O'Shea, New
                              York, New York.

Bruce N. Whitman              Mr. Whitman has been a Director of the Company
                              since 1997. Mr. Whitman is the President and a Director of FlightSafety International and held other posts such as Executive Vice President since
                              1961. He is also a Director of Aviall, Inc., The
                              General Aviation Manufacturers Association, The
                              Congressional Medal of Honor Foundation and The
                              Smithsonian National Air & Space Museum. Mr.
                              Whitman is also a member of the Board of Governors of the Civil Air Patrol, a trustee of Kent School and America's National World War II Museum.

Paul L. Graziani              Mr. Graziani has been a Director of the Company
                              since 1997. Mr. Graziani is the President and Chief Executive Officer of Analytical Graphics,
                              Inc. (AGI), a leading producer of commercially available, analysis and visualization software for the aerospace, defense and intelligence communities. Mr. Graziani has been recently recognized as "CEO of the Year" by the Philadelphia region's Eastern Technology Council and "Businessman of the Year" by the local Great
                              Valley Regional Chamber of Commerce. He is also a
                              Director of The Space Foundation, The Board of
                              Governors of the Aerospace Industries Association
                              (AIA); and the advisory boards of the Galaxy
                              Explorers and Penn State Great Valley.

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

John R. Keller                Mr. Keller has been with the Company since its
                              inception in 1967 as one of the co-founders. Mr.
                              Keller received his bachelor's and master degrees in engineering from New York University in 1960 and 1962, respectively. Mr. Keller currently serves as Executive Vice President of the Company.

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

Jeffrey P. Devaney            Mr. Devaney joined the Company as Chief Financial
                              Officer and Secretary on June 14, 2004. Prior to joining the company, Mr. Devaney was the Chief
                              Financial Officer at Cierant Corporation from 2002 to 2004. From 2000 to 2001, he was a controller at SageMaker, Inc. From 1995 to 2000 he was the controller at Information Management Associates,
                              Inc.

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

      (G) AUDIT COMMITTEE FINANCIAL EXPERT.

      The Company hereby incorporates by reference into this Item the information contained under the heading "Audit Committee Financial Expert" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2004 (the "2005 Proxy Statement.")

      (H) IDENTIFICATION OF AUDIT COMMITTEE.

      The Company hereby incorporates by reference into this Item the information contained under the heading "Identification of Audit Committee" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2004 (the "2005 Proxy Statement.")

      (I) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended October 31, 2004, the Company's directors, executive officers and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them.

      (J) CODE OF ETHICS.

      The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2004 (the "2005 Proxy Statement.")

ITEM 11. EXECUTIVE COMPENSATION.

      The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2004 (the "2005 Proxy Statement.")

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      (A) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

      In fiscal 2004, Mr. Gilbert loaned the Company $400,000 in aggregate promissory notes bearing 4.5 % per annum. In fiscal 2003, Mr. Gilbert loaned the Company $2,761,000 in the aggregate under promissory notes bearing interest at 9% per annum and with original maturity dates of December 31, 2003. Subsequent to October 31, 2003, all promissory notes maturity dates were extended to November 1, 2004, with interest payable in the form of 600,000 shares of Megadata common stock. Subsequent to November 15, 2003, the Company and Mr. Gilbert entered into an additional debt agreement, whereby, any additional promissory notes issued to Mr. Gilbert will mature on November 1, 2004 and bear interest at 4.5% per annum. As of October 31, 2004, the total notes payable due to Mr. Gilbert totaled $8,866,465 and were secured by the Company's assets.

      On January 28, 2005, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2004. Principal and accrued interest as of October 31, 2004, aggregate into a principal amount of $8,939,880, with a maturity date of November 1, 2005 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2004 Maturities of these notes payable for the fiscal years ended October 31 are as follows: 2004- none, and 2005- none, and 2006- $8,939,880

      Effective October 1998, the Company began leasing space from Field Point Capital Management Company (FPCM) at $1,000 per month rent. For the year ended October 31, 2004, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM. The Company paid FPCM, a company 100% owned by the Company's Chairman, for rent, of approximately $4,000. For the year ended October 31, 2003, the Company reimbursed FPCM Company, for rent, of approximately $12,000.

      (B) CERTAIN BUSINESS RELATIONSHIPS.

      None.

      (C) INDEBTEDNESS OF MANAGEMENT.

      None.

      (d) Transactions with Promoters.

      Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2005 Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

      (a) List of documents filed as a part
      of this Annual Report on Form 10-k:                                  Page
      -----------------------------------                                  ----

      (1) Index to consolidated financial statements included in Part II of this Report:

             Report of Independent Registered Public
             Accounting Firm - BDO Seidman, LLP                             F-1

             Report of Independent Registered Public

             Accounting Firm - Ernst & Young LLP                            F-2

             Consolidated balance sheets as of
             October 31, 2004 and 2003                                      F-3

             Consolidated statements of
             operations for the years ended
             October 31, 2004, 2003 and 2002                                F-4

             Consolidated statements of
             stockholders' deficit for the years ended
             October 31, 2004, 2003 and 2002                                F-5

             Consolidated statements of cash
             flows for the years ended
             October 31, 2004, 2003 and 2002                                F-6

             Notes to consolidated financial
             Statements                                                     F-7

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

10.10 Debt Extension Agreement, dated as of, November 1, 2004, between the Company and G.S. Beckwith Gilbert.

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

MEGADATA CORPORATION


DATED: JANUARY 28, 2005              By: /s/ James T. Barry
                                         ---------------------------------------
                                         James T. Barry, President and Chief
                                         Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


DATED: JANUARY 28, 2005                  /s/ James T. Barry
                                         ---------------------------------------
                                         James T. Barry, President, Chief
                                         Executive Officer and Director
                                         (Principal Executive Officer)


DATED: JANUARY 28, 2005                  /s/ Jeffrey P. Devaney
                                         ---------------------------------------
                                         Jeffrey P. Devaney,
                                         Chief Financial Officer, Treasurer and
                                         Secretary (Principal Financial and
                                         Accounting Officer)

DATED: JANUARY 28, 2005                  /s/ G.S. Beckwith Gilbert
                                         ---------------------------------------
                                         G.S. Beckwith
                                         Gilbert, Chairman
                                         and Director


DATED: JANUARY 28, 2005                  /s/ John R. Keller
                                         ---------------------------------------
                                         John R. Keller, Executive Vice
                                         President and Director


DATED: JANUARY 28, 2005                  /s/ Richard R. Schilling, Jr.
                                         ---------------------------------------
                                         Richard R. Schilling, Jr.
                                         Director


DATED: JANUARY 28, 2005                  /s/ Bruce N. Whitman
                                         ---------------------------------------
                                         Bruce N. Whitman
                                         Director


DATED: JANUARY 28, 2005                  /s/ Paul L. Graziani
                                         ---------------------------------------
                                         Paul L. Graziani
                                         Director

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Megadata Corporation and Subsidiaries as of October 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. We have also audited the schedule as listed in Part IV, Item 15(a)(2) for the year ended October 31, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megadata Corporation and Subsidiaries at October 31, 2004, and the results of its operations and its cash flows for the year then ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                       /s/ BDO Seidman, LLP

Melville, New York
January 3, 2005, except for
footnote 6, which is January 28, 2005

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Megadata Corporation and Subsidiaries as of October 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended October 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Megadata Corporation and Subsidiaries at October 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ Ernst & Young LLP

Melville, New York
January 16, 2004

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                        OCTOBER 31,
                                                                   2004            2003
                                                               ------------    ------------
ASSETS

Current assets:

   Cash                                                        $    122,849    $     48,980
   Accounts receivable, net                                         422,641         485,693
   Inventories                                                      138,648         195,254
   Prepaid expenses and other current assets                         34,456          83,922
                                                               ------------    ------------
Total current assets                                                718,594         813,849

Property, plant and equipment, net                                   92,111          98,919
PASSUR network, net                                               2,481,375       2,924,155
Software development costs, net                                     779,926         679,041
Other assets                                                         12,575          17,315
                                                               ------------    ------------
Total Assets                                                   $  4,084,581    $  4,533,279
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                            $    292,974    $    209,293
   Accrued expenses and other current liabilities                   369,106         409,405
   Accrued expenses--related parties                                135,604         145,837
   Deferred income                                                  990,376         842,687
                                                               ------------    ------------
Total current liabilities                                         1,788,060       1,607,222

Notes payable--related party                                      8,866,465       8,466,465
                                                               ------------    ------------
                                                                 10,654,525      10,073,687

Commitment and contingencies

Stockholders' deficit:

   Preferred shares - authorized 5,000,000 shares, par value
     $.01 per share; none issued or outstanding                          --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,784,615 in 2004 and 4,184,615
     in 2003, respectively                                           47,846          41,846


   Additional paid-in capital                                     4,094,182       3,740,182
   Accumulated deficit                                           (9,088,497)     (7,698,961)
                                                               ------------    ------------
                                                                 (4,946,469)     (3,916,933)

Treasury Stock, at cost, 696,500 shares in 2004
    and 2003                                                     (1,623,475)     (1,623,475)
                                                               ------------    ------------
Total stockholders' deficit                                      (6,569,944)     (5,540,408)
                                                               ------------    ------------
Total liabilities and stockholders' deficit                    $  4,084,581    $  4,533,279
                                                               ============    ============

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                                                     YEARS ENDED OCTOBER 31,
                                                               2004            2003            2002
                                                           ------------    ------------    ------------
Revenues:
    Subscription                                           $  2,362,398    $  1,593,344    $    874,148
    Maintenance                                                 429,650         514,550         456,001
    Systems                                                          --              --         292,963
    Other                                                       124,880          29,020          22,575
                                                           ------------    ------------    ------------
    Total revenues                                            2,916,928       2,136,914       1,645,687
                                                           ------------    ------------    ------------

Cost and expenses:
    Cost of sales                                             1,839,502       1,622,191         815,538
    Research and development                                    392,766         403,080         404,608
    Selling, general and administrative expenses              1,694,567       1,940,961       2,125,040
                                                           ------------    ------------    ------------
                                                              3,926,835       3,966,232       3,345,186
                                                           ------------    ------------    ------------

Loss from operations                                         (1,009,907)     (1,829,318)     (1,699,499)

Other income (expense):
    Interest income                                                 473             566           1,118
    Interest expense                                                 --              --            (887)
    Interest expense--related party                            (375,675)       (654,385)       (408,008)
                                                           ------------    ------------    ------------
Loss before income taxes                                     (1,385,109)     (2,483,137)     (2,107,276)
Provision for income taxes                                        4,427           2,985           2,935
                                                           ------------    ------------    ------------
Net loss                                                   $ (1,389,536)   $ (2,486,122)   $ (2,110,211)
                                                           ============    ============    ============

Basic and diluted loss per common share                    $       (.35)   $       (.71)   $       (.61)
                                                           ============    ============    ============
Weighted-average shares used in the calculation of basic
  and diluted net loss per common share                       3,961,885       3,484,365       3,473,115
                                                           ============    ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                Consolidated Statements of Stockholders' Deficit

                  Years Ended October 31, 2004, 2003, and 2002

                                         COMMON
                                      SHARES AFTER
                                        DEDUCTING        COMMON       ADDITIONAL                                     TOTAL
                                        TREASURY         SHARES         PAID-IN    ACCUMULATED     TREASURY      STOCKHOLDERS'
                                          STOCK          AMOUNT         CAPITAL      DEFICIT         STOCK          DEFICIT
                                      ---------------------------------------------------------------------------------------
Balance at October 31, 2001              3,473,115    $    41,696    $ 3,695,582   $(3,102,627)   $(1,623,475)   $   (988,824)
Common stock options granted
  for services performed                                       --         21,250            --             --          21,250
    Net loss                                                   --             --    (2,110,212)            --      (2,110,212)
                                      ---------------------------------------------------------------------------------------
Balance at October 31, 2002              3,473,115         41,696      3,716,832    (5,212,839)    (1,623,475)     (3,077,786)
  Exercise of common stock
    options                                 15,000            150          2,100            --             --           2,250
Common stock options granted                                                                                           21,250
  for services performed                                       --         21,250            --             --
    Net loss                                                                        (2,486,122)                    (2,486,122)
                                      ---------------------------------------------------------------------------------------
Balance at October 31, 2003              3,488,115         41,846      3,740,182    (7,698,961)    (1,623,475)     (5,540,408)

Issued as interest on notes payable        600,000          6,000        354,000            --             --         360,000

          NET LOSS                                             --             --    (1,389,536)            --      (1,389,536)
                                      ---------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2004              4,088,115    $    47,846    $ 4,094,182   $(9,088,497)   $(1,623,475)   $ (6,569,944)
                                      =======================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                      YEARS ENDED OCTOBER 31,
                                                               2004            2003            2002
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (1,389,536)   $ (2,486,122)   $ (2,110,212)
Adjustments to reconcile net loss to net cash used in
   (provided by) operating activities:
     Depreciation and amortization                              709,787         651,660         406,163
     Provision for bad debts                                         --           2,488           4,350
     Loss on disposal of network assets                         110,980         150,492          42,271
     Common stock issued for interest                           360,000
     Common stock options granted for services performed
                                                                     --          21,250          21,250
     Changes in operating assets and liabilities:
       Accounts receivable                                       63,052        (257,505)       (156,053)
       Inventories                                               56,606         108,379         (56,732)
       Prepaid expenses and other current assets                 49,469         (11,725)        (56,626)
       Other assets                                               4,740          (1,230)             --
       Accounts payable                                          83,681        (247,462)        (29,327)
       Deferred income                                          147,688          58,313         550,066
          Accrued expenses and other current liabilities        (50,533)        (26,414)         51,283
                                                           ------------    ------------    ------------
Total adjustments                                             1,535,470         448,246         776,645
                                                           ------------    ------------    ------------
Net cash provided by (used in) operating activities             145,934      (2,037,876)     (1,333,567)
                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to PASSUR network                                    (198,897)       (495,525)       (964,574)
Capital expenditures                                            (27,484)        (15,321)        (14,202)
Additions to Software development costs, net                   (245,684)       (252,347)       (220,880)
                                                           ------------    ------------    ------------
Net cash used in investing activities                          (472,065)       (763,193)     (1,199,656)
                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised                                --           2,250              --
Proceeds from  notes payable--related party                     400,000       2,761,465       2,615,000
Payments of installment notes                                        --              --          (4,404)
                                                           ------------    ------------    ------------
Net cash provided by financing activities                       400,000       2,763,715       2,610,596
                                                           ------------    ------------    ------------

Increase (Decrease) in cash                                      73,869         (37,354)         77,373
Cash--beginning of year                                          48,980          86,334           8,961
                                                           ------------    ------------    ------------
Cash--end of year                                          $    122,849    $     48,980    $     86,334
                                                           ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                $      6,475    $    632,934    $    387,545
   Income taxes                                            $      4,426    $      2,985    $      2,935

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2004

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Megadata Corporations, (the "Company") principal business is the delivery of unique flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served, by the aviation industry.

BASIS OF PRESENTATION

At October 31, 2004, the Company's current liabilities exceeded current assets by $1,069,000, it had a stockholder's deficit of $6,570,000, and it incurred a net loss of $1,390,000 for the year ended October 31, 2004.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR information capabilities in its existing product lines, enhancements to existing products as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through January 3, 2006. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

Footnotes have been rounded to the nearest thousand for presentation purposes.

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

The Company recognizes revenue on the sale of products and systems when the products or systems have been shipped and in accordance with Staff Accounting Bulletin 104 and SOP 97-2. Installation charges, if any, are not material and are recognized when installation services are completed.

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

The Company typically does not record a provision for doubtful accounts due to its history of successful collections. However, if a customer's financial condition deteriorates, specifically due to Chapter 11 Bankruptcy filings, resulting in an impairment of its ability to make payments, allowances are then recorded against such accounts. For the fiscal years ended October 31, 2004, 2003 and 2002, the provision for doubtful accounts approximated $0, $6,800 and $4,400, respectively, which were all related to Chapter 11 filings by existing customers.

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

PASSUR NETWORK

The PASSUR network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR systems (the "PASSUR Network"), are recorded at cost, net of accumulated depreciation of $1,441,000 and $1,096,000 as of October 31, 2004 and 2003,
respectively. Depreciation is charged to cost of sales and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years for PASSUR Systems and five years for related workstations. Units that are not placed into service (at October 31, 2004 total of 4 units) are not depreciated until they are placed in service. During fiscal 2004, 2003 and 2002, the Company capitalized $353,000, $612,000 and $960,000 of costs related to the PASSUR Network, respectively. During fiscal 2004, the amount capitalized to the PASSUR Network includes transfers from inventory of approximately $20,000.

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PASSUR NETWORK (CONTINUED)

During fiscal 2004, the Company disposed of certain PASSUR Network assets and recorded a loss on disposal of approximately $111,000, which represented the net book value of these assets. Such loss on disposal was recorded in cost of sales.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2004 are recoverable through anticipated future sales of such applicable products. During fiscal 2004 and 2003, the Company capitalized approximately $287,000 and $252,000, respectively. During fiscal year 2004, 2003 and 2002, the Company recorded approximately $145,000, $65,000 and $16,000 of amortization related to software development projects, respectively, of which certain projects were completed and released for sale and certain projects were still in development as each year end.

During fiscal 2004, the Company wrote off costs incurred to date for one in-process capitalized software project totaling approximately $41,000, which was charged to Cost of Sales. The capitalized software project commenced in fiscal 2001 and was deemed by the Company to be no longer viable. The project was never completed nor made available for sale.

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

Costs associated with subscription and maintenance revenues consists primarily of direct labor, communication costs, depreciation of PASSUR Network assets, amortization of software development costs and overhead costs allocations. Also included in costs of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR Network units added which include the production, shipments and installations of these assets which are capitalized to the PASSUR Network; and
(2) capitalized costs associated with software development programs are amortized in cost of sales.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's cash, receivables, accounts payable and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practical to determine.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 to stock-based compensation (see Note 8. Stock Options):

                                                 FISCAL YEARS ENDED
                                      -----------------------------------------
                                      OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                          2004           2003           2002
                                      -----------------------------------------
Reported net loss                     $(1,390,000)   $(2,486,000)   $(2,110,000)
Pro-forma stock compensation expense      (22,000)       (33,000)       (47,000)
                                      -----------------------------------------
Pro-forma net loss                    $(1,412,000)   $(2,519,000)   $(2,157,000)
                                      =========================================
Reported basic and diluted net
   loss per common share              $      (.35)   $      (.71)   $      (.61)
                                      =========================================
Pro-forma basic and diluted net
   loss per common share              $      (.36)   $      (.72)   $      (.62)
                                      =========================================

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

For the fiscal years ended October 31, 2004, 2003 and 2002, the Company's comprehensive loss is equivalent to that of the Company's total net loss for those respective periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.


The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.


Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement, which must be adopted in the fourth quarter of fiscal year 2005.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (" SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

                      Megadata Corporation and Subsidiaries

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46R. It changed the effective date for interests in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

2. INVENTORIES

Inventories are summarized as follows:

                                                                OCTOBER 31,
                                                           2004           2003
                                                         -----------------------
Parts and raw materials                                  $ 63,000       $ 69,000
Work-in-process                                                --          6,000
Finished goods                                             76,000        120,000
                                                         -----------------------
                                                         $139,000       $195,000
                                                         =======================

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                           ESTIMATED
                                            USEFUL            OCTOBER 31,
                                             LIVES         2004         2003
                                           ------------------------------------
       Leasehold improvements              3-5 years    $  109,000   $  105,000
       Factory equipment                   5-10 years    2,303,000    2,286,000
       Furniture and  fixtures             5-10 years      415,000      409,000
                                                        -----------------------
                                                         2,827,000    2,800,000
       Less accumulated depreciation
         and amortization
                                                         2,735,000    2,701,000
                                                        -----------------------
                                                        $   92,000   $   99,000
                                                        =======================

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $34,000, $50,000, and $58,000 for the years ended October 31, 2004, 2003, and 2002, respectively.

                      Megadata Corporation and Subsidiaries

4. SOFTWARE DEVELOPMENT COSTS

Software development costs are comprised of costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed, after technological feasibility is established and ending when the product is available for release to customers. As of October 31, 2004 and 2003, the Company had approximately $ 1,005,000, and $ 759,000 of such costs capitalized, and $ 225,000 and $ 80,000 of accumulated amortization, respectively. The weighted average amortization period of the Company's software development costs as of October 31, 2004 is approximately 3.9 years.

Amortization expense on these assets for the fiscal years ended October 31, 2004, 2003 and 2002 was approximately $145,000, $65,000, and $16,000, respectively. Amortization expense for the years ended October 31, 2005, 2006, 2007, 2008 and 2009 will approximate $182,000, $182,000, $169,000, $125,000 and
$40,000, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                 OCTOBER 31,
                                                              2004        2003
                                                            --------------------
      Accrued payroll, payroll taxes and benefits           $149,000    $145,000
      Accrued professional fees                              103,000     143,000
      Accrued license fees                                    75,000      75,000
      Other accrued liabilities                               42,000      46,000
                                                            --------------------
                                                            $369,000    $409,000
                                                            ====================

6. NOTES PAYABLE--RELATED PARTY

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

During fiscal 2004, the Chairman of the Company, Mr. Gilbert loaned the Company $400,000 in the aggregate under certain promissory notes bearing interest of 4.5% per annum and maturing on November 1, 2004.

On January 28, 2005, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2004. Principal and accrued interest as of October 31, 2004, aggregate into a principal amount of $8,939,880, with a maturity date of November 1, 2005 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2004

                      Megadata Corporation and Subsidiaries

7. LEASES

The Company's software development facility is located in Bohemia, New York, under a lease that was extended for an additional three years commencing November 1, 2002 through October 31, 2005. Minimum rent under this agreement for the period ended October 31, 2004 approximates $84,000 per year. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount. The Company's headquarters located in Greenwich, CT are rented for a five year period ending June 30, 2009 at an amount of $30,000 per year. All other operating leases are under a month-to-month arrangement. See also Note 10. Related Parties.

Fiscal Year Ended October 31,:                        Operating Leases
------------------------------                        ----------------
2005                                                      $ 116,000
2006                                                         30,000
2007                                                         30,000
2008                                                         30,000
2009                                                         30,000
Thereafter                                                       --

Total minimum lease payments                               $ 236,000

8. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2004, the Company has available a federal net operating loss carry-forward of approximately $15,350,000 for income tax purposes which will expire in various tax years from 2005 through 2024. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $5,988,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

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

In accordance with SFAS No. 123, pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these stock options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002, respectively: risk-free interest rates of 3.92% for fiscal 2004, 3.92% for fiscal 2003, and 3.52% to 4.99% for fiscal 2002; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.113 in fiscal 2004; 1.133 in fiscal 2003, and 1.169 in fiscal 2002; and an 8 year weighted-average expected life of the options.

                      Megadata Corporation and Subsidiaries

9. STOCK OPTIONS (CONTINUED)

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

Information with respect to options during the years ended October 31, 2004, 2003 and 2002 are as follows:

                                           2004                        2003                        2002
                                  ----------------------      ---------------------      -----------------------
                                                WEIGHTED                   WEIGHTED                     WEIGHTED
                                                 AVERAGE                    AVERAGE                      AVERAGE
                                                EXERCISE                   EXERCISE                     EXERCISE
                                    OPTIONS       PRICE        OPTIONS       PRICE        OPTIONS         PRICE
                                  -----------------------------------------------------------------------------
Options outstanding--
   beginning of year               1,043,000       $.58       1,093,000       $.65         720,000         $.69
Incentive options granted            342,000        .42         319,000        .32         378,000(1)       .56
Options forified and expired        (175,000)       .40        (354,000)       .58          (5,000)         .15
Options exercised                                               (15,000)       .15              --
                                  -----------------------------------------------------------------------------
Options outstanding--
   end of year                     1,210,000       $.56       1,043,000       $.58       1,093,000         $.65
                                  =============================================================================
Options exercisable at
   end of year                       680,710       $.69         596,331       $.73         420,329         $.71
                                  =============================================================================
Weighted average fair value per
   share of options granted
   during the year                      $.42                       $.29                       $.51
                                        ====                       ====                       ====

      (1) Amount includes 75,000 shares of non-qualified stock options awarded outside of the approved 1999 Stock Incentive Plan.

                      Megadata Corporation and Subsidiaries

9. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at October 31, 2004:

                           Options Outstanding              Options Exercisable
                  -------------------------------------------------------------
                                 Weighted-
                                  Average                             Weighted-
  Range of                       Remaining     Weighted-              Average
  Exercise                      Contractual    Exercise               Exercise
   Prices           Shares         Life          Price      Shares      Price
   ------           ------         ----          -----      ------      -----
    $.15            147,500      4.7 years        $.15      147,500      $.15
$ .25 - $  .38      404,000      8.2 years         .29       85,470       .28
$ .40 - $  .55      316,000      8.5 years         .50      105,240       .49
$ .63 - $  .84      285,000      5.9 years         .79      285,000       .79
$1.63 - $ 2.75       57,500      5.4 years        2.60       57,500      2.60
                  ---------                                 -------
                  1,210,000                                 680,710
                  =========                                 =======

As of October 31, 2004, there were 1,490,000 shares of common stock reserved for future issuance under the Company's stock option plan.

10. MAJOR CUSTOMERS

The Company is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

During the year ended October 31, 2004, one customer accounted for approximately 23% of total revenues. During the year ended October 31, 2003, two customers accounted for approximately 24% and 13% of total revenues. During the year ended October 31, 2002, two customers accounted for approximately 19% and 15%, respectively of total revenues. The Company had export sales of approximately $64,000, $74,000 and $83,000 in fiscal 2004, 2003, and 2002, respectively. All sales, including export sales, are denominated in U.S. dollars.

11. RELATED PARTY TRANSACTIONS

Effective October 1998, the Company began leasing space from Field Point Capital Management Company (FPCM) at $1,000 per month rent. For the year ended October 31, 2004, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM. The Company paid FPCM, a company 100% owned by the Company's Chairman, for rent, of approximately $4,000. For the year ended October 31, 2003, the Company reimbursed FPCM Company, for rent, of approximately $12,000.

                      Megadata Corporation and Subsidiaries

11. RELATED PARTY TRANSACTIONS (CONTINUED)

For the years ended October 31, 2004, 2003, and 2002 the Company paid approximately $23,000, $16,000, and $26,000 respectively, to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with either the production of various replacement components, systems production or upgrade equipment of PASSUR systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

         Accrued expenses - related parties consist of the following:

                                                                 OCTOBER 31,
                                                               2004       2003
                                                             --------   --------
      Interest on notes payable (note 6)                     $ 73,000   $ 64,000
      Accounts payable employee reimbursements                 33,000     23,000
      Accrued travel expenses                                  20,000     33,000
      Due to FPCM                                              10,000      6,000
      Accrued consulting and commission                            --     20,000
                                                             --------   --------
                                                             $136,000   $146,000
                                                             ========   ========

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

13. QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2004 and 2003. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of any normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances have been reclassified to conform to the presentation of balances as stated in this Annual Report on Form 10-K.

                      Megadata Corporation and Subsidiaries

13. QUARTERLY RESULTS OF OPERATIONS (CONTINUED)

                                                                       THREE MONTHS ENDED
                              ------------------------------------------------------------------------------------------------------
                               OCT. 31,     JULY 31,    APRIL 30,    JANUARY 31,   OCT. 31,     JULY 31,    APRIL 30,    JANUARY 31,
                                 2004         2004         2004         2004         2003         2003         2003         2003
                              ------------------------------------------------------------------------------------------------------
TOTAL NET REVENUES            $ 825,889    $ 716,999    $ 687,829    $ 686,211    $ 558,082    $ 524,797    $ 556,295    $ 497,740

WRITE DOWN OF NETWORK ASSETS   (110,980)                                           (150,492)

LOSS FROM OPERATIONS           (448,894)    (205,264)    (194,048)    (161,701)    (682,098)    (430,891)    (266,226)    (450,103)

NET LOSS                       (543,629)    (300,209)    (288,433)    (257,265)    (866,455)    (604,318)    (420,221)    (595,128)

BASIC AND DILUTED NET LOSS
   PER SHARE                  $    (.13)   $    (.07)   $    (.08)   $    (.07)   $    (.25)   $    (.17)   $    (.12)   $    (.17)
                              ------------------------------------------------------------------------------------------------------

                      Megadata Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                             ADDITIONS

                                                              CHARGED
                               BALANCE AT    CHARGED TO       TO OTHER                            BALANCE
                               BEGINNING     COSTS AND        ACCOUNTS -        DEDUCTIONS        AT END OF
DESCRIPTION                    OF PERIOD     EXPENSES         DESCRIBE          - DESCRIBE        PERIOD
------------------------------------------------------------------------------------------------------------
Year Ended October 31,
2004; Reserves
and allowances
deducted from asset
accounts:
Reserve for
estimated doubtful
accounts - accounts
receivable.                    $    6,838            --                            ($6,838)               --
Valuation allowance on
deferred tax asset             $5,362,500                       $626,000(a)                       $5,988,500
                               -----------------------------------------------------------------------------
                               $5,369,338            --         $626,000           ($6,838)       $5,988,500
                               =============================================================================
Year Ended October 31,
2003; Reserves
and allowances
deducted from asset
accounts:
Reserve for
estimated doubtful
accounts - accounts
receivable.                    $    4,350       $ 2,488                                           $    6,838
Valuation allowance on
deferred tax asset             $4,300,000                     $1,062,500(a)                       $5,362,500
                               -----------------------------------------------------------------------------
                               $4,304,350       $ 2,488       $1,062,500                          $5,369,338
                               =============================================================================
Year Ended October 31,
2002; Reserves
and allowances
deducted from asset
accounts:
Reserve for
estimated doubtful
accounts - accounts
receivable.                            --       $ 4,350                                           $    4,350
Valuation allowance on
deferred tax asset             $3,300,000                     $1,000,000(a)                       $4,300,000
                               -----------------------------------------------------------------------------
                               $3,300,000       $ 4,350       $1,000,000                          $4,304,350
                               =============================================================================

(a) Valuation allowance for deferred tax assets.


                                       S-1