Form 10-Q
period 2005-01-31
MEGADATA CORP
filed 2005-03-15
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

          |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005
                                                ----------------

                                       OR

          |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                         Commission file number 000-7642

                              MEGADATA CORPORATION
                              --------------------
             (Exact Name of Registrant as Specified in Its Charter)

           NEW YORK                                      11-2208938
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

47 Arch Street, Greenwich, Connecticut                                   06830
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                               (Zip Code)

Registrant's telephone number, including area code: (203) 622-4086
                                                    --------------

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

There were 4,088,115 shares of common stock with a par value of $0.01 per share outstanding as of March 10, 2005.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page

PART I. Financial Information                                                 3

      Item 1. Financial Statements.

        Consolidated Balance Sheets - January 31, 2005 (unaudited)
              and October 31, 2004 (audited).                                 3

        Consolidated Statements of Operations (unaudited) - Three
              months ended January 31, 2005 and 2004.                         4

        Consolidated Statements of Cash Flows (unaudited) - Three
              months ended January 31, 2005 and 2004.                         5

        Notes to Consolidated Financial Statements (unaudited) -
              January 31, 2005.                                               6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                           14

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk.                                             29

      Item 4. Controls and Procedures.                                       30

PART II. Other Information                                                   31

      Item 1. Legal Proceedings.                                             31

      Item 2. Changes in Securities and Use of Proceeds.                     31

      Item 3. Defaults Upon Senior Securities.                               31

      Item 4. Submission of Matters to a Vote of Security Holders.           31

      Item 5. Other Information.                                             31

      Item 6. Exhibits and Reports on Form 8-K.                              31

Signatures                                                                   32

Part I. Financial Information

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                     JANUARY 31,     OCTOBER 31,
                                                                        2005            2004
                                                                    ----------------------------
                                                                     (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash                                                             $     61,282    $    122,849
   Accounts receivable, net                                              449,065         422,641
   Inventory                                                             141,936         138,648
   Prepaid expenses and other current assets                              72,296          34,456
                                                                    ----------------------------
Total current assets                                                     724,579         718,594
Property, plant and equipment, net                                        98,483          92,111
PASSUR network, net                                                    2,383,865       2,481,375
Software development costs, net                                          845,902         779,926
Other assets                                                              12,575          12,575
                                                                    ----------------------------
Total Assets                                                        $  4,065,404    $  4,084,581
                                                                    ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                 $    455,553    $    292,974
   Accrued expenses and other current liabilities                        419,222         369,106
   Accrued expenses--related parties                                     162,787         135,604
   Capital lease obligation, current portion                               5,215              --
   Notes payable--related party                                        8,939,880              --
   Deferred income                                                       949,055         990,376
                                                                    ----------------------------
Total current liabilities                                             10,931,712       1,788,060

Capital lease obligation, less current portion                             8,026              --
Notes payable--related party                                                  --       8,866,465
                                                                    ----------------------------
                                                                      10,939,738      10,654,525

Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value
     $.01 per share; none issued or outstanding                               --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,784,615 and 4,784,615 in 2005
     and 2004, respectively                                               47,846          47,846
   Additional paid-in capital                                          4,094,182       4,094,182
   Accumulated deficit                                                (9,392,887)     (9,088,497)
                                                                    ----------------------------
                                                                      (5,250,859)     (4,946,469)
   Treasury Stock, at cost, 696,500 shares in 2005
     and 2004                                                         (1,623,475)     (1,623,475)
                                                                    ----------------------------
Total stockholders' deficit                                           (6,874,334)     (6,569,944)
                                                                    ----------------------------
Total liabilities and stockholders' deficit                         $  4,065,404    $  4,084,581
                                                                    ============================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                 THREE MONTHS ENDED JANUARY 31,
                                                      2005          2004
                                                  --------------------------
Revenues:
   Subscriptions                                  $   660,780    $   571,716
   Maintenance                                        101,115        110,745
   Systems & Hardware                                      --          1,500
   Other                                               16,500          2,250
                                                  --------------------------
Total revenues                                        778,395        686,211
                                                  --------------------------
Cost and expenses:
   Cost of sales                                      427,986        406,460
   Research and development                           101,357         96,448
   Selling, general and administrative expenses       445,879        345,004
                                                  --------------------------
                                                      975,222        847,912
                                                  --------------------------
Loss from operations                                 (196,827)      (161,701)

Other income (expense):
   Interest income                                        404             50
   Interest expense--related party                   (102,809)       (91,975)
                                                  --------------------------
Loss before income taxes                             (299,231)      (253,626)
Provision for income taxes                              5,159          3,639
                                                  --------------------------
Net loss                                          $  (304,390)   $  (257,265)
                                                  ==========================
Net loss per common share--basic
   and diluted                                    $      (.07)   $      (.07)
                                                  ==========================
Weighted average number of common shares
   outstanding--basic and diluted                   4,088,115      3,513,115
                                                  ==========================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                        THREE MONTHS ENDED JANUARY 31,
                                                              2005         2004
                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(304,390)   $(257,265)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                           183,954      171,214
     Common stock issued for interest                             --       90,000
     Changes in operating assets and liabilities:
       Accounts receivable, net                              (26,424)    (127,513)
       Inventories                                            (3,288)      (8,170)
       Prepaid expenses and other current assets             (37,840)      22,492
       Accounts payable                                      162,579      (37,042)
       Deferred income                                       (41,321)      14,530
       Accrued expenses and other current liabilities         77,299     (180,505)
                                                           ----------------------
Total adjustments                                            314,959      (54,994)
                                                           ----------------------
Net cash provided by (used in) operating activities           10,569     (312,259)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                               (32,000)          --
Software development costs                                  (111,374)     (44,028)
Capital expenditures                                          (2,177)          --
                                                           ----------------------
Net cash used in investing activities                       (145,551)     (44,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                    73,415      400,000
                                                           ----------------------
Net cash provided by financing activities                     73,415      400,000
                                                           ----------------------
(Decrease) increase in cash                                  (61,567)      43,713
Cash--beginning of period                                    122,849       48,980
                                                           ----------------------
Cash--end of period                                        $  61,282    $  92,693
                                                           ======================
SUPPLEMENTAL INFORMATION
Common stock issuance of prepaid interest                  $      --    $ 270,000
                                                           ======================
Capital expenditures financed through lease                $  14,000    $      --
                                                           ======================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 2005

                                   (Unaudited)

1. NATURE OF BUSINESS

Megadata Corporation (the "Company") is a provider of flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served, by the aviation industry.

We have what we believe is a unique database of flight information, powered by a network of company-owned passive radars and several other data sources, that when combined with our suite of data products, web-based software, and web-based collaborative decision tools, provide airlines and airports services that are, in most cases, we believe, otherwise unavailable. We now provide services to over 40 airports and over 30 airlines and continue to expand services to each, in this traditional market. Concurrently, we are taking this specialized content and software, the credibility of which has been established by our large customer base of airports and airlines, and marketing it to other market segments, corporate aviation and its ancillary industries, and to the online travel services market. This market segment includes thousands of organizations, which appear to have a need for more accurate flight information and software tools. In addition, we have created and implemented collaborative web-based software that allows our customers to instantly share information to improve individual and joint decision making, creating additional value for our customers. We continue to market with an expanding sales and marketing organization as well as through premier distributors.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2005 and its consolidated results of operations and cash flows for the three months ended January 31, 2005 and 2004.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR information capabilities in its existing product lines, as well as in new products. The Company is continuing to increase the size of the Company-owned PASSUR network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2005.

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

The Company recognizes revenue on the sale of products and systems when the products or systems have been shipped in accordance with Staff Accounting Bulletin 104 and SOP 97-2. Installation charges, if any, are not material and are recognized when installation services are completed.

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

ACCOUNTS RECEIVABLE

The Company uses installment license and/or maintenance agreements as part of its standard business practice. The Company has a history of successfully collecting essentially all amounts due under the original payment terms, without making concessions on payments, software products, maintenance or other services. Net accounts receivable is composed of either the monthly, quarterly or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. These accounts receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues and unamortized license fee revenues. Deferred revenue amounts represent fees billed prior to actual performance of services, which will be recognized as revenue over either the respective license agreement term or the estimated useful life of such revenue, whichever is longer.

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE (CONTINUED)

The Company typically does not record a provision for doubtful accounts due to its history of successful collections. However, if a customer's financial condition deteriorates, specifically due to Chapter 11 bankruptcy filings, resulting in an impairment of its ability to make payments, allowances are then recorded against such accounts. For the period ended January 31, 2005, the provision for doubtful accounts approximated $3,000, which was related to Chapter 11 filings by an existing customer.

COST OF SALES

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs.

Costs associated with subscription and maintenance revenues consist primarily of direct labor, communication costs, depreciation of PASSUR network assets, amortization of software development costs and overhead cost allocations. Also included in costs of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing PASSUR network systems. Additionally, cost of sales in each reporting period are impacted by:
(1) the number of PASSUR network units added, which include the production, shipment and installation of these assets which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development programs which are expensed in costs of sales.

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

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established and such capitalization ends when the product is available for release to customers. Once the software products become available for general release to the public, the Company begins to amortize such costs to cost of sales.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (typically over five years) beginning at the point the product becomes available for general release. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2005 are recoverable through anticipated future sales of such applicable products.

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

COMPREHENSIVE LOSS

Comprehensive loss for the three months ended January 31, 2005 and 2004 is equivalent to the Company's total net loss for those respective periods.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three months ended January 31, 2005 and 2004:

                                               THREE MONTHS ENDED
                                            -------------------------
                                            JANUARY 31,   JANUARY 31,
                                                2005          2004
                                            -------------------------
          Reported net loss                 $   304,000   $   257,000
          Deduct: Pro-forma stock
             compensation expense           $     7,400   $     5,500
                                            -------------------------
          Pro-forma net loss                $   311,400   $   262,500
                                            =========================
          Reported basic and diluted net
             loss per common share          $       .07   $       .07
                                            =========================
          Pro-forma basic and diluted net
             loss per common share          $       .08   $       .07
                                            =========================

                      Megadata Corporation and Subsidiaries

                                   (Unaudited)

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On January 28, 2005, the Company and its significant shareholder, G.S.Beckwith Gilbert, entered into a debt extension agreement pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of an outstanding promissory note previously issued by the Company to Mr. Gilbert. Pursuant to the agreement, effective November 1, 2004, total principal and accrued interest, owed to Mr. Gilbert as of October 31, 2004, was aggregated into a new note with a principal amount of $8,939,880, with a maturity date of November 1, 2005 bearing an interest rate of 4.5%.

On January 19, 2005, the Company and Field Point Capital Management Company
(FPCM), a company 100% owned by Mr. Gilbert, entered into an agreement to share the services of an employee of the Company. FPCM will reimburse the Company for approximately 80% of the costs associated with the employee. The costs incurred by the Company for the period ended January 31, 2005 was approximately $1,000.

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

Over the past several years, we have been developing and selling information and software from our unique flight database, powered by the PASSUR(R) passive radar network, to airlines and airports, while simultaneously investing in growing the radar network and continuously integrating additional information sets into the database. Because of our investments in this database and web-dashboard technologies, and the "vetting" of both by our airline and airport customers, we are now taking new versions of the information and software product to other segments of the aviation market: corporate aviation and its ancillary industries and online travel services. We have created and continue to create collaborative web-based software that allows all of our customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both our traditional and our new customers.

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

RESULTS OF OPERATIONS

REVENUES

Revenues during the three months ended January 31, 2005 increased by approximately $92,000, or 13%, to $778,000 from $686,000 for the same period of fiscal 2004. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from its suite of applications to existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR Network. Such efforts include the continued development of new product applications as well as enhancements and maintenance of existing applications. As a result, during the three months ended January 31, 2005, subscription-based revenues increased approximately $89,000, or 15%, when compared to the same period in fiscal 2004. This increase offset the decrease in maintenance revenues of approximately $10,000 or 9%, when compared to the same period in fiscal 2004. The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and development of new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR system at a customer's specific request.

The Company did not ship or install any Company-owned PASSUR systems during the three months ended January 31, 2005. The Company upgraded two installed PASSURS by adding Mode S capability during the month ended January 31, 2005. Such installations would be capitalized as part of the "PASSUR Network." The Company intends to expand the PASSUR Network by shipping and installing additional PASSUR systems throughout fiscal 2005. Management anticipates that these future PASSUR sites will provide increased coverage for the PASSUR Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of January 31, 2005, there were 39 Company-owned PASSUR systems located at various airports throughout the continental United States.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company recorded no non-PASSUR revenues of for the three months ended January 31, 2005, as compared to approximately $2,300 for the same period in fiscal 2004.

COST OF SALES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period is impacted by: (1) the number of PASSUR Network units and Mode S upgrades added to the asset account, which includes the production, shipment and installation of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets" which are then depreciated and/or amortized over the respective useful lives of the Capitalized Assets and charged to cost of sales.

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three months ended January 31, 2005, cost of sales increased by approximately $22,000, or 5%, as compared to the same period in fiscal 2004. This increase was primarily due to increases in outside consulting, amortization of capitalized software development and headcount related costs. The increase in costs is partially offset by an increase in the capitalization of software development costs as well as PASSUR Network costs.

Costs associated with subscription and maintenance revenues include labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate these costs between subscription revenues and maintenance revenues. For the three months ended January 31, 2005 and 2004, costs directly associated with subscription revenues included depreciation and amortization of the PASSUR Network assets and software development costs, totaling approximately $175,000 and $163,000, respectively, and were reduced by the capitalization of PASSUR network assets and software development costs of approximately $22,000 and $111,000, respectively.

RESEARCH AND DEVELOPMENT

For the three months ended January 31, 2005 and 2004, research and development expenses approximated $101,000 and $96,000, respectively. During the three months ended January 31, 2005, research and development increased by approximately $5,000, or 5%, as compared to the same period in fiscal 2004. This increase was primarily due to an increases in compensation related expenses. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR customers. There were no customer-sponsored research and development activities during the three months ended January 31, 2005 and 2004. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended January 31, 2005, selling, general and administrative expenses increased by approximately $101,000, or 29%. The increase was primarily due to increased sales and marketing personnel and related expenses, benefit accruals, consulting and legal expenses during the three months ended January 31, 2005, as compared to the same period in fiscal 2004.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2005 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income and interest expense did not change significantly for the three months ended January 31, 2005, as compared to the same period of fiscal 2004.

Interest expense-related party increased by $11,000, or 12%, for the three months ended January 31, 2005, as compared to the same period of fiscal 2004, due to $ 400,000 higher debt in the three months ended January 31, 2005. Total debt at January 31, 2005 was $ 8,939,880 at an effective interest rate of 4.5%.

NET LOSS

The Company incurred a net loss of $304,000, or $.07 per diluted common share, during the three months ended January 31, 2005. During the corresponding period of fiscal 2004, the Company incurred a net loss of $257,000, or $.07 per diluted common share. Despite the increase in total revenues of approximately 13% for the three months ended January 31, 2005, the increased costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR Network contributed to the loss.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005, the Company's current liabilities exceeded current assets by $10,207,000. At January 31, 2005, the Company's stockholders' deficit was $6,874,334. For the three months ended January 31, 2005, the Company incurred a net loss of $304,000.

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

For the three months ended January 31, 2005, net cash provided by operating activities was approximately $11,000. Cash flows used in investing activities was approximately $159,000 and consisted primarily of capitalized software development costs. Cash flows from financing activities were approximately $87,000, of which approximately $73,000 was in notes payable - related party. No principal payments on notes payable - related party were made during the three months ended January 31, 2005.

The Company recorded a net loss of approximately $304,000 for the three months ended January 31, 2005. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies, the terrorist events of September 11, 2001 and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

As of January 31, 2005, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS

                                                  PAYMENTS DUE BY PERIOD
                                           LESS THAN       1 - 3      MORE THAN
                                 TOTAL       1 YEAR        YEARS       3 YEARS
                              -------------------------------------------------
Operating Leases              $  194,476   $   94,476   $   90,000       10,000
Capital Lease                 $   13,241   $    5,215   $    8,026           --
Promissory Notes              $8,939,880   $8,939,880           --           --
Other Long-Term Obligations   $  675,000   $   75,000   $  225,000   $  375,000
                              -------------------------------------------------
Total contractual cash
   obligations                $9,822,597   $9,114,571   $  323,026   $  385,000
                              =================================================

o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($85,971 - fiscal 2005), the Company's headquarters located in Greenwich, CT ($30,000 per year for five years), and a three year lease for accounting software totaling $14,446. All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).
o Obligations under "Capital Lease" relate a three year lease for accounting software totaling $14,446.
o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. Historically, the Company has not exceeded such threshold.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenues can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company also recognizes revenue in accordance with Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended, when applicable.

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

The Company's software licenses normally do not include acceptance provisions. An acceptance provision generally allows a customer to test the software for a defined period of time before it commits to a binding agreement to license the software. If a subscription agreement includes an acceptance provision, the Company will not recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the subscription agreement, the expiration of the acceptance period.

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

Any deferred revenue is classified on the Company's balance sheet as a liability in the deferred income account until such time as revenue from services is properly recognized as revenue in accordance with SAB 104 and/or SOP 97-2 and the corresponding agreement.

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

The Company's net capitalized software costs at January 31, 2005 totaled $846,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of plant property and equipment, PASSUR Network and software development costs at January 31, 2005, which approximated $98,000, $2,384,000 and $846,000, respectively.
Long-term fixed assets accounted for 79% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of January 31, 2005, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The Company's total net capitalized assets at January 31, 2005 were $3,341,000, representing 82% of the Company's consolidated net assets. The total net property, plant and equipment approximated $98,000, the total net PASSUR Network approximated $2,384,000 and the total net software development costs approximated $846,000. The total depreciation and amortization expense related to capitalized assets for the three months ended January 31, 2005 approximated $184,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, as follows:

Property, plant and equipment                        3 to 10 years
PASSUR Network                                       5 to 7 years
Software development costs                           5 years

The PASSUR Network reflected on the Company's Consolidated Balance Sheets represents PASSUR systems and the related software workstations used for the data derived from the PASSUR systems. The PASSUR Network is composed of PASSUR systems installed and supplying data to the Company network, related workstations with software and/or PASSUR systems built but not yet installed in the Company network. PASSUR Network assets which are not installed in the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR systems are depreciated over seven years and the related workstations are depreciated over five years.

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

The total depreciation and/or amortization for the period ended January 31, 2005 for property, plant and equipment approximated $9,000, the PASSUR Network approximated $130,000 and software development costs approximated $45,000.

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

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $304,000 for the three months ended January 31, 2005, $1,390,000 for the fiscal year ended October 31, 2004, $2,486,000 for the fiscal year ended October 31, 2003 and $2,110,000 for the fiscal year ended October 31, 2002. As of January 31, 2005, the Company's accumulated deficit was approximately $9,393,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with its business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies, the terrorist events of September 11, 2001 and the war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company and its business, financial condition and operating results.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 3, 2006. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in the aviation industry, an industry in which liquidity and resources are already adversely affected. The Company has significant cash requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNT FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT THE RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's business plan is to obtain additional customers, but anticipates that near term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced several Chapter 11 bankruptcy filings recently. Any Chapter 11 filings by our existing customers may adversely affect our ability to continue such services and collect revenue generated by such customers. As a result of this concentration of our customer base, the inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results and cash flow.

THE SOFTWARE BUSINESS FOR THE AVIATION INDUSTRY IS HIGHLY COMPETITIVE, AND FAILURE TO ADAPT TO THE CHANGING INDUSTRY NEEDS COULD ADVERSELY AFFECT THE RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

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

THE COMPANY DEPENDS UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES.

The Company's future performance depends on the continued services of its key technical and engineering personnel. Significant improvements have been made in the past year to address such issues, in particular, technical redundancy, but the Company continues to depend on the efforts of a limited number of key personnel. The employment of any of the Company's key personnel could cease at any time which could have an adverse affect on the business.

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

We currently own two issued patents and have ten additional patents pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR systems.

The two patents expire in various years through 2023. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

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

THIRD PARTIES COULD CLAIM THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND DEFENDING SUCH CLAIMS COULD ADVERSELY AFFECT THE COMPANY.

Investigation of any claims from third parties alleging infringement of their intellectual property, whether with or without merit, can be expensive and could adversely affect development, marketing, selling or delivery of our products. As the number of software patents issued increases, additional claims, with or without merit, could be asserted. Defending against such claims is time consuming and might result in significant legal expenses or settlements with unfavorable terms that could adversely affect our business, financial condition, operating results and cash flow.

FORWARD LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" and "Risk Factors" above) contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR Network and to make new sales of its PASSUR systems and other product lines as a result of potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulations affecting the Company's products and their use in flight dispatch information services and the impact of those uncertainties on the Company's business, and its significant shareholder's continued financial support. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products, its ability to adequately protect its intellectual property and its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgments, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

            NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            NONE

ITEM 5. OTHER INFORMATION.

            NONE

ITEM 6. EXHIBITS [AND REPORTS ON FORM 8-K.]

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

                              MEGADATA CORPORATION


DATED:  MARCH 15, 2005        By: /s/ James T. Barry
                                  --------------------------------------------
                                  James T. Barry, President and
                                  Chief Executive Officer


DATED:  MARCH 15, 2005        By: /s/ Jeffrey P. Devaney
                                  --------------------------------------------
                                  Jeffrey P. Devaney, Chief Financial Officer,
                                  Treasurer and Secretary