Form 10-Q
period 2005-04-30
MEGADATA CORP
filed 2005-06-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2005
                                                 --------------


                                       OR


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                         Commission file number 000-7642


                              MEGADATA CORPORATION
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)


           NEW YORK                                 11-2208938
 ------------------------------         -----------------------------------
(State or Other Jurisdiction of
Incorporation or Organization)          (I.R.S. Employer Identification No.)


        47 ARCH STREET, GREENWICH, CONNECTICUT               06830
        --------------------------------------               -----
        (Address of Principal Executive Office)            (Zip Code)


        Registrant's telephone number, including area code:  (203) 622-4086
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

                                            Yes                      No   X
                                                                        ------
     ======================================================================

          There were 4,088,115 shares of common stock with a par value of $0.01 per share outstanding as of June 10, 2005.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page
PART I.     Financial Information                                              3

Item 1.     Financial Statements.

            Consolidated Balance Sheets - April 30, 2005 (unaudited)
            and October 31, 2004 (audited).                                    3

            Consolidated Statements of Operations (unaudited)
            Six months ended April 30, 2005 and 2004.                          4

            Consolidated Statements of Operations (unaudited)
            Three months ended April 30, 2005 and 2004.                        5

            Consolidated Statements of Cash Flows (unaudited)
            Six months ended April 30, 2005 and 2004.                          6

            Notes to Consolidated Financial
            Statements (unaudited) - April 30, 2005.                           7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                              14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.       30

Item 4.     Controls and Procedures.                                          30

PART II.    Other Information                                                 31

Item 4.     Submission of Matters to a Vote of Security Holders.              31

Item 6.     Exhibits and Reports on Form 8-K.                                 32

Signatures                                                                    32

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets
                                                                         APRIL 30,       OCTOBER 31,
                                                                            2005             2004
                                                                        ------------    ------------
                                                                         (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash                                                                 $     73,058    $    122,849
   Accounts receivable, net                                                  539,642         422,641
   Inventory                                                                 182,530         138,648
   Prepaid expenses and other current assets                                  39,181          34,456
                                                                        ------------    ------------
Total current assets                                                         834,411         718,594

Property, plant and equipment, net                                           100,537          92,111
PASSUR network, net                                                        2,304,323       2,481,375
Software development costs, net                                              907,324         779,926
Other assets                                                                  12,575          12,575
                                                                        ------------    ------------
Total Assets                                                            $  4,159,170    $  4,084,581
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                     $    588,280    $    292,974
   Accrued expenses and other current liabilities                            419,288         369,106
   Accrued expenses--related parties                                         288,343         135,604
   Short term lease                                                            4,013            --
   Notes payable--related party                                            9,039,880            --
   Deferred income                                                           880,325         990,376
                                                                        ------------    ------------
Total current liabilities                                                 11,220,129       1,788,060

Long term lease                                                                8,026            --
Notes payable--related party, less current portion                              --         8,866,465
                                                                        ------------    ------------
                                                                          11,228,155      10,654,525

Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                          --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,784,615  in 2005 and 2004
                                                                              47,846          47,846
   Additional paid-in capital                                              4,094,182       4,094,182
   Accumulated deficit                                                    (9,587,538)     (9,088,497)
                                                                        ------------    ------------
                                                                          (5,445,510)     (4,946,469)
  Treasury Stock, at cost, 696,500 shares in 2005
     and 2004                                                             (1,623,475)     (1,623,475)
                                                                        ------------    ------------
Total stockholders' deficit                                               (7,068,985)     (6,569,944)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $  4,159,170    $  4,084,581
                                                                        ============    ============
SEE ACCOMPANYING NOTES.


                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                      SIX MONTHS ENDED APRIL 30,
                                                        2005           2004
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $ 1,554,622    $ 1,240,400
   Maintenance                                           205,095        221,490
   Systems & Hardware                                       --            1,500
   Other                                                  51,200          3,750
                                                     -----------    -----------
Total revenues                                         1,810,917      1,467,140
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         992,927        886,147
   Research and development                              199,892        196,140
   Selling, general and administrative expenses          909,524        740,602
                                                     -----------    -----------
                                                       2,102,343      1,822,889
                                                     -----------    -----------

Loss from operations                                    (291,426)      (355,749)

Other income (expense):
   Interest income                                           820            165
   Interest expense--related party                      (203,277)      (186,475)
                                                     -----------    -----------
Loss before income taxes                                (493,883)      (542,059)
Provision for income taxes                                 5,159          3,639
                                                     -----------    -----------
Net loss                                             $  (499,042)   $  (545,698)
                                                     ===========    ===========

Net loss per common share--basic
   and diluted                                       $      (.12)   $      (.15)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      4,088,115      3,650,615
                                                     ===========    ===========



SEE ACCOMPANYING NOTES.




                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                    THREE MONTHS ENDED APRIL 30,
                                                        2005            2004
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $   840,092    $   625,356
   Maintenance                                           103,980        110,745
   Systems & Hardware                                       --             --
   Other                                                  34,700          1,500
                                                     -----------    -----------
Total revenues                                           978,772        737,601
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         511,190        436,359
   Research and development                               98,535         99,692
   Selling, general and administrative expenses          463,646        395,598
                                                     -----------    -----------
                                                       1,073,371        931,649
                                                     -----------    -----------

Loss from operations                                     (94,599)      (194,048)

Other income (expense):
   Interest income                                           416            115
   Interest expense--related party                      (100,468)       (94,500)
                                                     -----------    -----------
Loss before income taxes                                (194,651)      (288,433)
Provision for income taxes                                  --             --
                                                     -----------    -----------
Net loss                                             $  (194,651)   $  (288,433)
                                                     ===========    ===========

Net loss per common share--basic
   and diluted                                       $      (.05)   $      (.08)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      4,088,115      3,788,115
                                                     ===========    ===========


SEE ACCOMPANYING NOTES.



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                      SIX MONTHS ENDED APRIL 30,
                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(499,042)   $(545,698)
Adjustments to reconcile net loss to net cash
 Provided by (used in) operating activities:
     Depreciation and amortization                         370,638      342,429

     Common stock issued for interest                         --        180,000
     Changes in operating assets and liabilities:
       Accounts receivable                                (117,001)     (48,884)
       Inventories                                         (43,882)     (24,675)
       Prepaid expenses and other current assets            (4,725)      60,489
       Other assets                                           --          4,740
       Accounts payable                                    295,306      (46,235)
       Deferred income                                    (110,050)     (16,491)
       Accrued expenses and other current liabilities      202,921     (227,077)
                                                         ---------    ---------
Total adjustments                                          593,207      224,296
                                                         ---------    ---------
Net cash provided by (used in) operating activities         94,165     (321,402)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                             (85,650)        --
Software development costs                                (218,192)    (119,612)
Capital expenditures                                       (13,529)      (2,122)
                                                         ---------    ---------
Net cash used in investing activities                     (317,371)    (121,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                 173,415      400,000
                                                         ---------    ---------
Net cash provided by financing activities                  173,415      400,000
                                                         ---------    ---------

Decrease in cash                                           (49,791)     (43,136)
Cash--beginning of period                                  122,849       48,980
                                                         ---------    ---------
Cash--end of period                                      $  73,058    $   5,844
                                                         =========    =========

SUPPLEMENTAL INFORMATION
Common stock issuance of prepaid interest                $    --      $ 180,000
                                                         =========    =========
Capital expenditures financed through lease              $  14,000    $    --
                                                         =========    =========



SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2005

                                   (Unaudited)


1. NATURE OF BUSINESS

Megadata Corporation (the "Company") is a provider of flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company has what it believes is a unique database of flight information, powered by a network of company-owned passive radars and several other data sources, that when combined with the Company's suite of data products, web-based software, and web-based collaborative decision tools, provide airlines and airports services that we believe are, otherwise unavailable in most cases. The Company now provides services to over 40 airports and over 30 airlines and continues to expand services to each, in this traditional market. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for its customers.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2005 and its consolidated results of operations and cash flows for the three and six months ended April 30, 2005 and 2004.

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

For the period ended April 30, 2005, the provision for doubtful accounts is $6,000.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2005 are recoverable through anticipated future sales of such applicable products.

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

COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended April 30, 2005 and 2004 is equivalent to that of the Company's total net loss for those respective periods.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three and six months ended April 30, 2005 and 2004:

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                   ---------------------------   -----------------------
                                    APRIL 30,      APRIL 30,    APRIL 30,    APRIL 30,
                                      2005           2004         2005         2004

                                   -----------------------------------------------------
Reported net loss                 ($ 194,700)    ($288,000)   ($499,000)   ($546,000)
Pro-forma stock compensation
   expense                        ($   7,400)    ($  6,000)   ($ 14,800)   ($ 11,500)
Pro-forma net loss                ($ 202,100)    ($294,000)   ($513,800)   ($557,500)
                                  ===========    ==========   ==========   ==========
Reported basic and diluted net
   loss per common share          $     (.05)    $    (.08)   $    (.12)   $    (.15)
                                  ===========    ==========   ==========   ==========
Pro-forma basic and diluted net
   loss per common share          $     (.05)    $    (.08)   $    (.13)   $    (.15)
                                  ===========    ==========   ==========   ==========


RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On January 28, 2005, the Company and its significant shareholder, G.S. Beckwith Gilbert, entered into a debt extension agreement pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of an outstanding promissory note previously issued by the Company to Mr. Gilbert. Pursuant to the agreement, effective November 1, 2004, total principal of $8,866,465 and accrued interest of $73,415, owed to Mr. Gilbert as of October 31, 2004, was aggregated into a new note with a principal amount of $8,939,880, with a maturity date of November 1, 2005 bearing an interest rate of 4.5%.

During the six months ended April 30, 2005, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $100,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2005. As of April 30, 2005, the aggregate principal amount of notes due to Mr. Gilbert was $9,039,880. The notes are secured by the Company's assets.

On January 19, 2005, the Company and Field Point Capital Management Company
(FPCM), a company 100% owned by Mr. Gilbert, entered into an agreement to share the services of an employee of the Company. Mr. Gilbert will reimburse the Company for approximately 80% of the salary and taxes associated with the employee. The costs incurred by the Company for the period ended April 30, 2005 was approximately $5,000.

The Company paid approximately $4,900 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement and upgrade equipment of PASSUR systems in fiscal year 2005. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DESCRIPTION OF BUSINESS

The Company is a provider of flight information, web-delivered software and web-delivered collaborative decision tools to the aviation industry and organizations which serve, or are served by, the aviation industry.

Revenues consist primarily of subscription-based revenues, maintenance revenues from customer owned PASSUR systems, kiosks, system sales and system upgrades revenues and other revenues from services and/or products provided which are not part of the subscription or maintenance business line.

Over the past several years, the Company has been developing and selling information and software from its unique flight database, powered by the PASSUR(R) passive radar network, to airlines and airports, while simultaneously investing in growing the radar network and integrating additional information sets into the database. Because of its investments in this database and web-dashboard technologies, and the "vetting" of both by its airline and airport customers, the Company is now taking new versions of the information and software product to other segments of the aviation market: corporate aviation and its ancillary industries and online travel services. The Company has created and continues to create collaborative web-based software that allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both its traditional and new customers.

The Company sells subscription-based information and software products as well as the PASSUR radar system (included in a sale is an annual maintenance contract and an additional charge for installation), PASSUR Kiosks and LCDs, and consulting services. Under the subscription model, the customer signs a minimum one-year contract for access to the information services. The agreement also provides that the information from the PASSUR Information Network cannot be resold or used for unauthorized purposes.

When systems are sold, the Company retains both proprietary and distribution rights to the data generated from such systems and can distribute such data at the Company's sole discretion, with few exceptions. The sale of consulting services are only made in conjunction with the sale of its collaborative decision tools.

The Company has incorporated strict levels of security in both the information generated by the PASSUR Network and the availability of that information to the end users.

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer-owned PASSUR systems, system sales and system upgrade revenues and other revenues from services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three and six months ended April 30, 2005 increased by approximately $241,000, or 33%, and $344,000, or 23%, respectively, as compared to the same periods of fiscal 2004. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs and the ease of delivery through our web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and six months ended April 30, 2005, subscription-based revenues increased approximately $215,000, or 34%, and $314,000, or 25%, respectively, when compared to the same periods in fiscal 2004. This increase offset the decreases in maintenance revenues for the three and six months ended April 30, 2005 of approximately $7,000, or 6%, and $16,000, or 7%, respectively, when compared to the same periods in fiscal 2004.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and developing new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR system at a customer's specific request.

The Company shipped and installed one Company-owned PASSUR system during the six months ended April 30, 2005. Such installations have been capitalized as part of the "PASSUR Network." The Company intends to expand the PASSUR Network by shipping and installing additional PASSUR systems throughout fiscal 2005. Management anticipates that these future PASSUR sites will provide increased coverage for the PASSUR Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of April 30, 2005 there were 40 Company-owned PASSUR systems located at various airports throughout the continental United States.

Management has decided to discontinue marketing various non-PASSUR product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company did not record any non-PASSUR revenues for the three and six months ended April 30, 2005 respectively, compared to approximately $1,500 and $3,800 for the three and six months ended April 30, 2004,respectively.

COST OF SALES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR Network units added to the asset account, which includes the production, shipment and installation of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets." which are depreciated and/or amortized over the respective useful lives and charged to cost of sales.

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three and six months ended April 30, 2005, cost of sales increased by approximately $75,000, or 17%, and $107,000, or 12%, respectively, as compared to the same periods in fiscal 2004. This increase was primarily due to increases in outside consulting, communications, amortization of capitalized software assets and headcount related costs. The increase in costs is partially offset by an increase in the capitalization of software development costs as well as PASSUR Network costs.

Cost of sales includes labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate cost of sales between subscription revenues and maintenance revenues. Also included in cost of sales is depreciation and amortization of the PASSUR Network assets and software development costs. For the three months ended April 30, 2005 and 2004, these costs were approximately $179,000 and $163,000, respectively, and were reduced by the capitalization of PASSUR network assets and software development costs of approximately $156,000 and $76,000, respectively. For the six months ended April 30, 2005 and 2004, these costs were approximately $354,000 and $337,000, respectively, and were reduced by the capitalization of PASSUR network assets and software development costs of approximately $289,000 and $120,000, respectively.

RESEARCH AND DEVELOPMENT

For the three and six months ended April 30, 2005 and 2004, research and development expenses remained relatively constant. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR customers. There were no customer-sponsored research and development activities during the six months ended April 30, 2005 and 2004. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and six months ended April 30, 2005, selling, general and administrative expenses increased by approximately $68,000, or 17%, and $169,000, or 23%, as compared to the same periods in fiscal 2004. The increase was primarily due to increased sales and marketing personnel and related expenses for the three months ended April 30, 2005, as compared to the same period in fiscal 2004.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2005 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income and interest expense did not change significantly for the three and six months ended April 30, 2005, as compared to the same period of fiscal 2004.

For the three and six months ended April 30, 2005, interest expense-related party increased by approximately $6,000, or 6%, and $17,000, or 9%, as compared to the same periods of fiscal 2004. The increase is due to approximately $173,000 in higher debt and an effective interest rate higher than that charged for the same period in fiscal 2004. Total debt at April 30, 2005 was $9,039,880 at an effective interest rate of 4.5 %.

NET LOSS

The Company incurred a net loss of $499,000, or $.12 per diluted common share, during the six months ended April 30, 2005. During the corresponding period of fiscal 2004, the Company incurred a net loss of $546,000, or $.15 per diluted common share. Despite the increase in total revenues of approximately 23% for the six months ended April 30, 2005, the increased costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR Network contributed to the loss.

During the three months ended April 30, 2005, the Company incurred a net loss of $195,000, or $.05 per diluted common share. During the corresponding period of fiscal 2004, the Company incurred a net loss of $288,000, or $.08 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, the Company's current liabilities exceeded current assets by $10,386,000. At April 30, 2005, the Company's stockholders' deficit was $9,588,000. For the six months ended April 30, 2005, the Company incurred a net loss of $499,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR Network" by continuing to install PASSUR systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through June 10, 2006. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the six months ended April 30, 2005, net cash provided by operating activities was approximately $94,000. Cash flows used in investing activities was approximately $329,000 and consisted primarily of capitalized software development and Passur Network costs. Cash flows provided by financing activities were approximately $186,000, of which approximately $173,000 was in notes payable - related party. No principal payments on notes payable - related party were made during the six months ended April 30, 2005.

The Company recorded a net loss of approximately $499,000 for the six months ended April 30, 2005. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model, but higher costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR Network offset such revenues. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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


CONTRACTUAL OBLIGATIONS

As of April 30, 2005, the Company had contractual obligations as follows:


CONTRACTUAL OBLIGATIONS                            PAYMENTS DUE BY PERIOD
                                            LESS THAN 1                  MORE THAN
                                  TOTAL         YEAR      1 - 3 YEARS     3 YEARS
                              -----------   -----------   -----------   -----------
Operating Leases              $   441,742   $   117,319   $   319,423         5,000
Capital Lease                 $    12,039   $     4,013   $     8,026          --
Promissory Notes              $ 9,039,880   $ 9,039,880          --            --
Other Long-Term Obligations   $   725,000   $   125,000   $   225,000   $   375,000
                              -----------   -----------   -----------   -----------
Total contractual cash
   obligations                $10,218,661   $ 9,286,212   $   552,449   $   380,000
                              ===========   ===========   ===========   ===========


o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($85,971 - fiscal 2005, $88,550 - fiscal 2006, $91,206 - fiscal 2007, $93,942 - fiscal 2008), the
     Company's headquarters located in Greenwich, CT ($30,000 per year for five years). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).
o Obligations under "Capital Lease" relate a three year lease for accounting software totaling $14,446.
o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. Historically, the Company has not exceeded such threshold.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenues can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company also recognizes revenue in accordance with Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"), as amended, when applicable.

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

The Company's net capitalized software costs at April 30, 2005 totaled $907,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property plant and equipment, PASSUR Network and software development costs which at April 30, 2005, approximated $100,000, $2,304,000 and $907,000, respectively. Long-lived assets accounted for 80% of the Company's total assets. The carrying value of the long-lived assets is dependent on the forecasted and actual cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of April 30, 2005, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The Company's total net long-lived assets at April 30, 2005 were $3,325,000, representing 80% of the Company's consolidated net assets. The total net property, plant and equipment approximated $100,000, the total net PASSUR Network approximated $2,304,000 and the total net software development costs approximated $907,000. The total depreciation and amortization expense related to capitalized assets for the three and six months ended April 30, 2005 approximated $187,000 and $371,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, as follows:

Property, plant and equipment                        3 to 10 years
PASSUR Network                                       5 to 7 years
Software development costs                           5 years

The PASSUR Network reflected on the Company's Consolidated Balance Sheets includes PASSUR systems and the related software workstations used for the data derived from the PASSUR systems. The PASSUR Network is comprised of PASSUR systems installed and supplying data to the Company network, related workstations with software and/or PASSUR systems built but not yet installed in the Company network. PASSUR Network assets which are not installed in the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR systems are depreciated over seven years and the related workstations are depreciated over five years.

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

The total depreciation and/or amortization for the six months ended April 30, 2005 approximated $371,000, the plant property and equipment component approximated $18,000, the PASSUR Network approximated $262,000 and software development costs approximated $91,000. The total depreciation and/or amortization for the three months ended April 30, 2005 approximated $187,000, the plant property and equipment component approximated $9,000, the PASSUR Network approximated $133,000 and software development costs approximated $45,000


STOCK-BASED COMPENSATION

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

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $499,000 for the six months ended April 30, 2005, $1,390,000 for the fiscal year ended October 31, 2004, $2,486,000 for the fiscal year ended October 31, 2003 and $2,110,000 for the fiscal year ended October 31, 2002. As of April 30, 2005, the Company's accumulated deficit was approximately $9,588,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with its business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIAL SIGNIFICANT FLUCTUATIONS.

The Company's future revenues and results of operations may fluctuate signifiantly due to a combination of factors, including, but not limited to:

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through June 10, 2006. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in the aviation industry, in which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

THE PASSUR NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

The Company's PASSUR Network infrastructure is maintained and hosted by AT&T through an existing frame-relay network. If AT&T experiences system failures or fails to adequately maintain the frame-relay network, the Company may experience interruption of delivery of data / software services and customers may terminate or elect not continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems caused by third parties, which could lead to interruptions, delays or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and materially adversely affect existing customer relationships and our business.

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

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Shareholders at the Company's Annual Meeting on April 20, 2005 voted to:

        (1) Elect the following to the Board of Directors:
                                               FOR            WITHHOLD
                                               ---            --------
            G.S. Beckwith Gilbert           3,770,271          7,800
            James T. Barry                  3,755,271         22,800
            John R. Keller                  3,769,871          8,200
            Paul L. Graziani                3,772,271          5,800
            Richard R. Schilling            3,772,271          5,800
            Bruce N. Whitman                3,772,271          5,800

       (2) Ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending October 31, 2005.

                              FOR             AGAINST        ABSTAIN
                              ---             -------        -------
                           3,774,871          3,200            --

        (3) To approve the amendment of the Company's 1999 Stock Incentive Plan to increase the number of shares available for issuance in connection with awards thereunder from 1,450,000 to 1,800,000.

                    FOR             AGAINST        ABSTAIN        NON-VOTE
                    ---             -------        -------        --------
                 3,159,554          106,368         3,300          508,849

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b) Reports on Form 8-K:

               On January 28, 2005, the Company entered into a Debt Extension Agreement with G.S. Beckwith Gilbert, the Company's Chairman and significant shareholder, effective November 1, 2004, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of an outstanding promissory notes previously issued by the Company to Mr. Gilbert. The principal amount of such previously issued notes was due at November 1, 2004, and the total amount due and owing as of November 1, 2004 was $8,866,465. Pursuant to the Debt Extension Agreement, the Company issued a new note in replacement of those previously outstanding notes. Under the terms of the new note, principal and accrued interest as of October 31, 2004, aggregate into a principal amount of $8,939,880 with a maturity date of November 1, 2005 bearing an interest rate of 4.5%.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MEGADATA CORPORATION

         DATED:  JUNE 14, 2005            By:   /s/ James T. Barry
                                                ------------------
                                                James T. Barry, President and
                                                Chief Executive Officer

         DATED:  JUNE 14, 2005            By:   /s/ Jeffrey P. Devaney
                                                ----------------------
                                                Jeffrey P. Devaney,
                                                Chief Financial Officer,
                                                Treasurer and Secretary