Form 10-Q
period 2005-07-31
MEGADATA CORP
filed 2005-09-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2005
                                  -------------


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                         Commission file number 000-7642


                              MEGADATA CORPORATION
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)


           NEW YORK                                  11-2208938
           ---------                                 ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


        47 ARCH STREET, GREENWICH, CONNECTICUT                  06830
        --------------------------------------                  -----
        (Address of Principal Executive Office)               (Zip Code)


        Registrant's telephone number, including area code:  (203) 622-4086
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

                                             Yes                      No   X
                                                                         ------
     ======================================================================
 There were 4,088,115 shares of common stock with a par value of $0.01 per share outstanding as of September 12, 2005.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page
PART I.         Financial Information                                          3

Item 1.         Financial Statements.

                Consolidated Balance Sheets - July 31, 2005 (unaudited)
                and October 31, 2004 (audited).                                3

                Consolidated Statements of Operations (unaudited)
                Nine months ended July 31, 2005 and 2004.                      4

                Consolidated Statements of Operations (unaudited)
                Three months ended July 31, 2005 and 2004.                     5

                Consolidated Statements of Cash Flows (unaudited)
                Nine months ended July 31, 2005 and 2004.                      6

                Notes to Consolidated Financial
                Statements (unaudited) - July 31, 2005.                        7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                          14

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.   30

Item 4.         Controls and Procedures.                                      30

PART II.        Other Information                                             31

Item 6.         Exhibits                                                      31

Signatures                                                                    32

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets
                                                                          JULY 31,      OCTOBER 31,
                                                                            2005           2004
                                                                        ------------    ------------
                                                                         (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash                                                                 $     67,029    $    122,849
   Accounts receivable, net                                                  428,715         422,641
   Inventory                                                                 207,871         138,648
   Prepaid expenses and other current assets                                  44,500          34,456
                                                                        ------------    ------------
Total current assets                                                         748,115         718,594

Property, plant and equipment, net                                           122,034          92,111
PASSUR network, net                                                        2,247,404       2,481,375
Software development costs, net                                              947,382         779,926
Other assets                                                                  11,873          12,575
                                                                        ------------    ------------
Total Assets                                                            $  4,076,808    $  4,084,581
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                     $    501,965    $    292,974
   Accrued expenses and other current liabilities                            500,914         369,106
   Accrued expenses--related parties                                         407,961         135,604
   Capital lease obligation, current portion                                   4,012            --
   Notes payable--related party                                            9,139,880            --
   Deferred income                                                           770,969         990,376
                                                                        ------------    ------------
Total current liabilities                                                 11,325,701       1,788,060

Capital lease obligation, less current portion                                 6,822            --
Notes payable--related party, less current portion                              --         8,866,465
                                                                        ------------    ------------
                                                                          11,332,523      10,654,525

Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                          --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,784,615  in 2005 and 2004
                                                                              47,846          47,846
   Additional paid-in capital                                              4,094,182       4,094,182
   Accumulated deficit                                                    (9,774,268)     (9,088,497)
                                                                        ------------    ------------
                                                                          (5,632,240)     (4,946,469)
  Treasury Stock, at cost, 696,500 shares in 2005
     and 2004                                                             (1,623,475)     (1,623,475)
                                                                        ------------    ------------
Total stockholders' deficit                                               (7,255,715)     (6,569,944)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $  4,076,808    $  4,084,581
                                                                        ============    ============
SEE ACCOMPANYING NOTES.



                                                                    Page 3 of 36



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                      NINE MONTHS ENDED JULY 31,
                                                         2005           2004
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $ 2,413,544    $ 1,896,767
   Maintenance                                           310,367        329,070
   Other                                                  72,850          8,590
                                                     -----------    -----------
Total revenues                                         2,796,761      2,234,427
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                       1,479,598      1,294,153
   Research and development                              295,684        291,571
   Selling, general and administrative expenses        1,395,161      1,209,716
                                                     -----------    -----------
                                                       3,170,443      2,795,440
                                                     -----------    -----------

Loss from operations                                    (373,682)      (561,013)

Other income (expense):
   Interest income                                         1,255            298
   Interest expense--related party                      (308,186)      (281,075)
                                                     -----------    -----------
Loss before income taxes                                (680,613)      (841,790)
Provision for income taxes                                 5,159          4,116
                                                     -----------    -----------
Net loss                                             $  (685,772)   $  (845,906)
                                                     ===========    ===========

Net loss per common share--basic
   and diluted                                       $      (.17)   $      (.21)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      4,088,115      4,088,115
                                                     ===========    ===========


SEE ACCOMPANYING NOTES.


                                                                    Page 4 of 37



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                     THREE MONTHS ENDED JULY 31,
                                                         2005           2004
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $   858,922    $   656,367
   Maintenance                                           105,272        107,580
   Other                                                  21,650          3,340
                                                     -----------    -----------
Total revenues                                           985,844        767,287
                                                     -----------    -----------

Cost and expenses:
   Cost of sales                                         486,671        408,006
   Research and development                               95,792         95,431
   Selling, general and administrative expenses          485,637        469,114
                                                     -----------    -----------
                                                       1,068,100        972,551
                                                     -----------    -----------

Loss from operations                                     (82,256)      (205,264)

Other income (expense):
   Interest income                                           435            133
   Interest expense--related party                      (104,909)       (94,600)
                                                     -----------    -----------
Loss before income taxes                                (186,730)      (299,731)
Provision for income taxes                                  --              478
                                                     -----------    -----------
Net loss                                             $  (186,730)   $  (300,209)
                                                     ===========    ===========

Net loss per common share--basic
   and diluted                                       $      (.05)   $      (.07)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic and diluted                      4,088,115      4,088,115
                                                     ===========    ===========


SEE ACCOMPANYING NOTES.


                                                                    Page 5 of 36



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                      NINE MONTHS ENDED JULY 31,
                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(685,772)   $(845,906)
Adjustments to reconcile net loss to net cash
 Provided by (used in) operating activities:
     Depreciation and amortization                         562,924      516,725

     Common stock issued for interest                         --        270,000
     Changes in operating assets and liabilities:
       Accounts receivable                                  (6,074)     135,856
       Inventories                                         (69,223)     (40,674)
       Prepaid expenses and other current assets           (10,044)      49,427
       Other assets                                            702        4,740
       Accounts payable                                    208,991      (29,025)
       Deferred income                                    (219,407)      40,656
       Accrued expenses and other current liabilities      404,165     (209,878)
                                                         ---------    ---------
Total adjustments                                          872,034      737,827
                                                         ---------    ---------
Net cash provided by (used in) operating activities        186,262     (108,079)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                            (162,950)     (64,433)
Software development costs                                (308,003)    (200,140)
Capital expenditures                                       (41,736)     (15,758)
                                                         ---------    ---------
Net cash used in investing activities                     (512,689)    (280,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                 273,415      400,000
Payments on capital lease obligations                       (2,808)        --
                                                         ---------    ---------
Net cash provided by financing activities                  270,607      400,000
                                                         ---------    ---------

Decrease in cash                                           (55,820)      11,590
Cash--beginning of period                                  122,849       48,980
                                                         ---------    ---------
Cash--end of period                                      $  67,029    $  60,570
                                                         =========    =========

SUPPLEMENTAL INFORMATION
Common stock issuance of prepaid interest                $    --      $ 270,000
                                                         =========    =========
Capital expenditures financed through lease              $  14,000    $    --
                                                         =========    =========



SEE ACCOMPANYING NOTES.


                     Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 July 31, 2005

                                  (Unaudited)


1. NATURE OF BUSINESS

Megadata Corporation (the "Company") is a provider of flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company has what it believes is a unique database of flight information, powered by a network of company-owned passive radars and several other data sources, that when combined with the Company's suite of data products, web-based software, and web-based collaborative decision tools, provide airlines and airports services that we believe are otherwise unavailable in most cases. The Company now provides services to over 40 airports and over 30 airlines and continues to expand services to each in this traditional market. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for its customers.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2005 and its consolidated results of operations and cash flows for the three and nine months ended July 31, 2005 and 2004.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR(R) network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment through August 31, 2006 from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

For the period ended July 31, 2005, the provision for doubtful accounts is $9,000 compared to none recorded as of the fiscal year ended October 31, 2004. The Company monitors their outstanding accounts receivable balance and believes the $9,000 provision is reasonable.

COST OF SALES

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs.

Costs associated with subscription and maintenance revenues consist primarily of direct labor, communication costs, depreciation of PASSUR(R) network assets, amortization of software development costs and overhead cost allocations. Also included in costs of sales are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing PASSUR(R) network systems. Additionally, cost of sales in each reporting period is impacted by:
(1) the number of PASSUR(R) network units added, which include the production, shipment and installation of these assets which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development programs which are expensed in cost of sales.

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor and manufacturing overhead that are related to the purchase and production of inventories. The Company values its inventory during the interim period based on perpetual inventory records.

PASSUR(R) NETWORK

The PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of sales and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years for PASSUR(R) systems and five years for related workstations. Units are not depreciated until the time they are placed into service.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2005 are recoverable through anticipated future sales of such applicable products.

DEFERRED INCOME

Deferred income includes advances received on maintenance agreements and/or subscription services which are derived from the Company's PASSUR(R) Network and which may be prepaid either annually or quarterly, as well as advance one-time payments received for license fees relating to Company software applications. Revenues from maintenance and subscription services are recognized as income ratably over the maintenance and/or subscription period that coincides with the respective agreement.

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

COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended July 31, 2005 and 2004 is equivalent to that of the Company's total net loss for those respective periods.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three and nine months ended July 31, 2005 and 2004:

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                   ---------------------------   --------------------------
                                      JULY 31,        JULY 31,      JULY 31,     JULY 31,
                                       2005            2004           2005        2004
                                   -------------    ----------   -------------   ----------
 Reported net loss                 ($    186,700)   ($300,200)   ($   685,800)   ($845,900)
 Pro-forma stock compensation
    expense                        ($      6,800)   ($  7,900)   ($    21,600)   ($ 19,400)
Pro-forma net loss                 ($    193,500)   ($308,100)   ($   707,400)   ($865,300)
                                   =============    =========    ============    =========
 Reported basic and diluted net
    loss per common share          $        (.05)   $    (.07)   $       (.17)   $    (.21)
                                   =============    =========    ============    =========
 Pro-forma basic and diluted net
    loss per common share          $        (.05)   $    (.08)   $       (.17)   $    (.21)
                                   =============    =========    ============    =========


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

During the nine months ended July 31, 2005, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $200,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2005. As of July 31, 2005, the aggregate principal amount of notes due to Mr. Gilbert was $9,139,880. The Company has a commitment to receive additional financial support from its significant shareholder and Chairman through August 31, 2006. The notes are secured by the Company's assets.

On January 19, 2005, the Company and Field Point Capital Management Company
(FPCM), a company 100% owned by Mr. Gilbert, entered into an agreement to share the services of an employee of the Company. Mr. Gilbert will reimburse the Company for approximately 80% of the salary and taxes associated with the employee. The net costs incurred by the Company for the period ended July 31, 2005 were approximately $11,000.

The Company paid approximately $22,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement and upgrades to equipment of PASSUR(R) systemS during the nine months ended July 31, 2005. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DESCRIPTION OF BUSINESS

The Company is a provider of flight information, web-delivered software and web-delivered collaborative decision tools to the aviation industry and organizations which serve, or are served by, the aviation industry.

Revenues consist primarily of subscription-based revenues, maintenance revenues from customer owned PASSUR(R) systems, kiosks, system sales and system upgrades revenues and other revenues from services and/or products provided which are not part of the subscription or maintenance business line.

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

The Company sells subscription-based information and software products as well as the PASSUR(R) radar system (included in a sale is an annual maintenance contract and an additional charge for installation), PASSUR(R) Kiosks or LCDs, and consulting services. Under the subscription model, the customer signs a minimum one-year contract for access to the information services. The agreement also provides that the information from the PASSUR(R) Information Network cannot be resold or used for unauthorized purposes.

When systems are sold, the Company retains both proprietary and distribution rights to the data generated from such systems and can distribute such data at the Company's sole discretion, with few exceptions. The sale of consulting services is only made in conjunction with the sale of its collaborative decision tools.

The Company has incorporated strict levels of security in both the information generated by the PASSUR(R) Network and the availability of that information to the end users.

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR(R) Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer-owned PASSUR(R) systems, system sales and system upgrade revenues and other revenues from services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three and nine months ended July 31, 2005 increased by approximately $218,000, or 28%, and $562,000, or 25%, respectively, as compared to the same periods of fiscal 2004. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs and the ease of delivery through our web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and nine months ended July 31, 2005, subscription-based revenues increased approximately $202,000, or 31%, and $517,000, or 27%, respectively, when compared to the same periods in fiscal 2004. This increase offset the decreases in maintenance revenues for the three and nine months ended July 31, 2005 of approximately $2,000, or 2%, and $19,000, or 6%, respectively, when compared to the same periods in fiscal 2004.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and developing new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR(R) system at a customer's specific request.

The Company shipped three and installed one Company-owned PASSUR(R) systems during the nine months ended July 31, 2005. Such installations have been capitalized as part of the "PASSUR(R) Network." The Company intends to expand the PASSUR(R) Network by shipping and installing additional PASSUR(R) systems throughout fiscal 2005. Management anticipates that these future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of July 31, 2005 there were 42 Company-owned PASSUR(R) systems located at various airports throughout the continental United States.

Management has decided to discontinue marketing various non-PASSUR(R) product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company did not record any non-PASSUR(R) revenues for the three and nine months ended July 31, 2005 respectively, compared to approximately $1,800 and $5,600 for the three and nine months ended July 31, 2004, respectively.

COST OF SALES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR(R) Network units added to the asset account, which includes the production, shipment and installation of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets." which are depreciated and/or amortized over the respective useful lives and charged to cost of sales.

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three and nine months ended July 31, 2005, cost of sales increased by approximately $79,000, or 19%, and $185,000, or 14%, respectively, as compared to the same periods in fiscal 2004. This increase was primarily due to increases in outside consulting, communications, amortization of capitalized software assets and headcount related costs. The increase in costs is partially offset by an increase in the capitalization of software development costs as well as PASSUR(R) Network costs.

Cost of Sales includes labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate cost of sales between subscription revenues and maintenance revenues. Also included in cost of sales is depreciation and amortization of the PASSUR(R) Network assets and software development costs. For the three months ended July 31, 2005 and 2004, these costs were approximately $190,000 and $171,000, respectively, and were reduced by the capitalization of PASSUR(R) Network assets and software development costs of approximately $158,000 and $140,000, respectively. For the nine months ended July 31, 2005 and 2004, these costs were approximately $556,000 and $508,000, respectively, and were reduced by the capitalization of PASSUR(R) Network assets and software development costs of approximately $447,000 and $260,000, respectively.

RESEARCH AND DEVELOPMENT

For the three and nine months ended July 31, 2005 and 2004, research and development expenses remained relatively constant. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer-sponsored research and development activities during the nine months ended July 31, 2005 and 2004. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and nine months ended July 31, 2005, selling, general and administrative expenses increased by approximately $17,000, or 4%, and $185,000, or 15%, as compared to the same periods in fiscal 2004. The increase was primarily due to increased sales and marketing personnel and related expenses for the three and nine months ended July 31, 2005, as compared to the same period in fiscal 2004. The increase in costs is partially offset by a decrease in professional fees.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2005 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income and interest expense did not change significantly for the three and nine months ended July 31, 2005, as compared to the same period of fiscal 2004.

For the three and nine months ended July 31, 2005, interest expense-related party increased by approximately $10,000, or 11%, and $27,000, or 10%, as compared to the same periods of fiscal 2004. The increase is due to approximately $273,000 in higher debt and an effective interest rate slightly higher than that charged for the same period in fiscal 2004. Total debt at July 31, 2005 was $9,139,880 at an effective interest rate of 4.5 %.

NET LOSS

The Company incurred a net loss of $686,000, or $.17 per diluted common share, during the nine months ended July 31, 2005. During the corresponding period of fiscal 2004, the Company incurred a net loss of $846,000, or $.21 per diluted common share. Despite the increase in total revenues of approximately 25% for the nine months ended July 31, 2005, the increased costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR(R) Network contributed to the loss.

During the three months ended July 31, 2005, the Company incurred a net loss of $187,000, or $.05 per diluted common share. During the corresponding period of fiscal 2004, the Company incurred a net loss of $300,000, or $.07 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, the Company's current liabilities exceeded current assets by $10,576,000. At July 31, 2005, the Company's stockholders' deficit was $9,774,000. For the nine months ended July 31, 2005, the Company incurred a net loss of $686,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network" by continuing to install PASSUR(R) systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through August 31, 2006. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the nine months ended July 31, 2005, net cash provided by operating activities was approximately $186,000. Cash flows used in investing activities was approximately $515,000 and consisted primarily of capitalized software development and PASSUR(R) Network costs. Cash flows provided by financing activities were approximately $286,000, of which approximately $273,000 was in notes payable - related party. No principal payments on notes payable - related party were made during the nine months ended July 31, 2005.

The Company recorded a net loss of approximately $686,000 for the nine months ended July 31, 2005. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model, but higher costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR(R) Network offset such increased revenues. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from the PASSUR(R) Network remains strong and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, additional losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.


CONTRACTUAL OBLIGATIONS

As of July 31, 2005, the Company had contractual obligations as follows:


CONTRACTUAL OBLIGATIONS                             PAYMENTS DUE BY PERIOD
                                             LESS THAN 1                 MORE THAN
                                 TOTAL          YEAR      1 - 3 YEARS     3 YEARS
                              -----------   -----------   -----------   -----------
Operating Leases              $   471,438   $   132,903   $   338,535          --
Capital Lease                 $    10,835   $     4,013   $     6,822          --
Promissory Notes              $ 9,139,880   $ 9,139,880          --            --
Other Long-Term Obligations   $   725,000   $   125,000   $   225,000   $   375,000
                              -----------   -----------   -----------   -----------
Total contractual cash
   obligations                $10,347,153   $ 9,401,796   $   570,357   $   375,000
                              ===========   ===========   ===========   ===========


o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($85,971 - fiscal 2005, $88,550 - fiscal 2006, $91,206 - fiscal 2007, $93,942 - fiscal 2008).
     Beginning August 1, 2005 the Company's headquarters located in Greenwich, CT rent increased to $3,750 per month ($45,000 per year to June 30, 2009). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).
o Obligations under "Capital Lease" relate to a three year lease for accounting software for an original amount of $14,446.
o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. Historically, the Company has not exceeded such threshold.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect its reported financial results. Actual results may differ from these judgments under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

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

The Company's revenues are generated from the following: (1) subscription and maintenance agreements; (2) PASSUR(R) system sales, including system upgrade sales; and (3) one-time license fees. The Company recognizes revenues from system sales when the system is shipped in accordance with SAB 104 and SOP 97-2.

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

The Company's net capitalized software costs at July 31, 2005 totaled $947,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property plant and equipment, PASSUR(R) Network and software development costs which at July 31, 2005, approximated $122,000, $2,247,000 and $947,000, respectively. Long lived assets accounted for 81% of the Company's total assets. The carrying value of the long-lived assets is dependent on the forecasted and actual cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of July 31, 2005, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The Company's total net long-lived assets at July 31, 2005 were $3,329,000, representing 82% of the Company's consolidated net assets. The total net property, plant and equipment approximated $122,000, the total net PASSUR(R) Network approximated $2,247,000 and the total net software development costs approximated $947,000. The total depreciation and amortization expense related to capitalized assets for the three and nine months ended July 31, 2005 approximated $192,000 and $563,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, as follows:

Property, plant and equipment                        3 to 10 years
PASSUR(R) Network                                    5 to 7 years
Software development costs                           5 years

The PASSUR(R) Network reflected on the Company's Consolidated Balance Sheets includes PASSUR(R) systems and the related software workstations used for the data derived from the PASSUR(R) systems. The PASSUR(R) Network is comprised of PASSUR(R) systems installed and supplying data to the Company network, related workstations with software and/or PASSUR(R) systems built but not yet installed in the Company network. PASSUR(R) Network assets which are not installed in the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR(R) systems are depreciated over seven years and the related workstations are depreciated over five years.

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

The total depreciation and/or amortization for the nine months ended July 31, 2005 approximated $563,000, the plant property and equipment component approximated $26,000, the PASSUR(R) Network approximated $396,000 and software development costs approximated $141,000. The total depreciation and/or amortization for the three months ended July 31, 2005 approximated $192,000, the plant property and equipment component approximated $8,000, the PASSUR(R) Network approximated $134,000 and software development costs approximated $50,000.

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

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $686,000 for the nine months ended July 31, 2005, $1,390,000 for the fiscal year ended October 31, 2004; $2,486,000 for the fiscal year ended October 31, 2003 and $2,110,000 for the fiscal year ended October 31, 2002. As of July 31, 2005, the Company's accumulated deficit was approximately $9,774,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with its business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through August 31, 2006. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in the aviation industry, in which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

THE PASSUR(R) NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

The Company's PASSUR(R) Network infrastructure is maintained and hosted by AT&T through an existing frame-relay network. If AT&T experiences system failures or fails to adequately maintain the frame-relay network, the Company may experience interruption of delivery of data / software services and customers may terminate or elect not continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems caused by third parties, which could lead to interruptions, delays or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and materially adversely affect existing customer relationships and our business.

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

The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR(R) System and related technologies. The licensed patents expire in various years through 2013.

We currently own two issued patents, and one allowed application that is scheduled to issue within six months. In addition, seven additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR(R) systems.

The issued and allowed patents expire in various years through 2023. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

The Company also owns a federal trademark registration in the mark PASSUR(R) for use with both the PASSUR(R) hardware system installation and the software products which use the data derived from PASSUR(R) and other sources. The PASSUR(R) federal registration will allow the Company to enforce its rights in the mark in the federal court system. The registration does not assure that others will be prevented from using similar trademarks in connection with related products and/or services.

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

FORWARD LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" and "Risk Factors" above) contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) systems and other product lines as a result of potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation affecting the Company's products and their use in flight dispatch information services and the impact of those uncertainties on the Company's business, and its significant shareholder's continued financial support. Additional uncertainties are related to the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products, its ability to adequately protect its intellectual property and its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgments, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-Q relates only to events as of the date on which the statements are made. The Company undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

Under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as the end of the period covered by this report to ensure that required information will be recorded, processed, summarized and reported on a timely basis in the Company's reports filed under the Exchange Act.

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


ITEM 6. EXHIBITS

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

                                            MEGADATA CORPORATION

DATED:  SEPTEMBER 14, 2005            By:   /S/ JAMES T. BARRY
                                            ------------------
                                            James T. Barry, President and
                                              Chief Executive Officer

DATED:  SEPTEMBER 14, 2005            By:   /S/ JEFFREY P. DEVANEY
                                            ----------------------
                                            Jeffrey P. Devaney,
                                              Chief Financial Officer,
                                              Treasurer and Secretary