Form 10-K
period 2005-10-31
MEGADATA CORP
filed 2006-01-30
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005
                                       OR
          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from ___ to ___

                          Commission file number 0-7642

                              MEGADATA CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                NEW YORK                                         11-2208938
    -------------------------------                          -------------------
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

     47 ARCH STREET, GREENWICH, CT                                  06830
---------------------------------------                             -----
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

Indicate by check mark if the registrant is a well-known seasonded issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of " accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

   The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2005 was $ 250,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 25, 2006 was 4,088,115

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2005, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

      (A) GENERAL DEVELOPMENT OF BUSINESS

COMPANY BACKGROUND

Megadata Corporation (the "Company", "Megadata", "we", "our") is a New York corporation founded in 1967. The Company conducts its business in the United States, Canada, Europe, and Japan. The Company's offices are located at 47 Arch Street, Greenwich, CT, 06830 and 35 Orville Drive, Bohemia, New York, 11716.

The Company's principal business is the delivery of unique flight information, decision support software, analytics, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company has what it believes is a unique database of flight information, powered by a network of Company-owned passive radars which also incorporate several other data sources. This network when combined with our suite of data products, web-based software, and web-based collaborative decision tools, provides airlines and airports services that the Company believes are usually otherwise unavailable. The Company now provides services to over 40 airports and dozens of airlines and continues to expand services to each customer in this traditional, "industrial", market. Concurrently, the Company is taking its specialized content and software, the credibility of which has been established by its large customer base of airports and airlines, and marketing it to the "non-industrial" market - corporate aviation and its ancillary industries, as well as to the online travel services market. This market includes thousands of organizations with a need for more accurate flight information and software tools. In addition, the Company has created and implemented collaborative web-based software which allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making. The Company continues to market with an expanding internal sales and marketing organization as well as through premier distributors.

Revenues during Fiscal Year (FY) 2005 increased by approximately 22%, or $698,000, to $3,809,000 from $3,111,000 in FY 2004, while total costs and expenses in FY 2005 increased by only about 5% or $194,000 to $4,315,000 from $4,121,000 in FY 2004.

FORWARD LOOKING STATEMENTS

The information provided in this Annual Report on Form 10-K (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Liquidity and Capital Resources" and "Risk Factors" below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) network and to make new sales of its PASSUR(R) and other product lines (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror, and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties are related to a) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products,
b) its ability to adequately protect its intellectual property, c) its ability to secure future financing and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

GENERAL

The Company believes financial performance in the aviation industry is being adversely affected by a lack of accurate flight information. The Company believes its business opportunities come from addressing the following specific problem areas in the aviation industry:

      1. A lack of standardized, timely, accessible, and accurate information in the aviation industry. The business community has come to expect a sophisticated delivery of rich information in pace-setting industries such as banking, news, and health care.

            In aviation, valuable information exists, but is compartmentalized among its various constituencies, including government air traffic regulators, airlines, airports, fixed based operators, corporate aviation departments, and passengers. As such, any aviation-related organization must contend with multiple conflicting sources of information (often within the same organization), or a lack of access to the information at all.

            The Company's business opportunities arise from the ability to market the PASSUR(R) Information Network, a unique integrated database of otherwise hard-to-access or compartmentalized information. The Company believes the information provided by this network is unique, and makes available a standardized comprehensive data set, accessible to all aviation constituencies. The PASSUR(R) passive radar network is integral to this database.

      2. The aviation industry's lack of a standardized information technology platform for accessing information. Megadata's Web "dashboard" technology creates a single, "one-source" platform for accessing valuable information from the PASSUR(R) Information Network. The Company provides standardized access to the PASSUR(R) database through data feeds, web application software, and collaborative decision making tools.

BUSINESS STRATEGY

Over the past several years, Megadata has been developing and selling information and software from its unique flight database (powered by the PASSUR(R) passive radar network) to airlines and airports, while simultaneously investing in growing the radar network and continuously integrating additional information sets into the database. Because of its investments in this database and web-dashboard technologies, and the "vetting" of both by its traditional "industrial" airline and airport markets, Megadata is now taking new versions of the information and software products to the "non-industrial" segment of the aviation markets: corporate aviation and its ancillary industries and online travel services. The Company has created and continues to create collaborative web-based software that allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both its traditional and new markets. Our business strategy consists of:

      1. LEAD AND CONTINUE TO DEVELOP THE INDUSTRY STANDARD FOR ACCURATE, TIMELY FLIGHT INFORMATION WITH, WHAT IT CONSIDERS TO BE, A ONE-OF-A-KIND PREMIUM DATABASE - THE PASSUR INFORMATION NETWORK(TM). Megadata's flight information is a combination of multiple data sets to include information derived from the network of passive radars (PASSUR(R)), located throughout the country and in different parts of the world. Currently, PASSUR(R) coverage is available for 37 of the top 40 airports in the United States, including all of the top
            10. In addition, nine of the top domestic and international airlines utilize the information and software products derived from the PASSUR(R) network. For example, leading airlines use Megadata's estimated times of arrival (ETAs) to power their internal flight, gate, and reservations systems to improve the overall operational efficiency of the airline and to provide more reliable customer service. The Company has 65 PASSUR(R) systems installed worldwide.

      2. LEAD THE DEVELOPMENT OF WEB-BASED APPLICATIONS, POWERED BY THE PASSUR INFORMATION NETWORK, TO ITS TRADITIONAL INDUSTRIAL AVIATION CUSTOMERS - AIRLINES, AIRPORTS, AND THE GOVERNMENT. These organizations set the standard for how flight information should be used throughout both the industrial and non-industrial markets. These organizations, for whom Megadata has developed Web-delivered software services, utilize the PASSUR(R) database as their source of information, both live and archived, and as a communications and collaborative decision-making platform within the industrial sector. For example, numerous airports now use the Company's web tools to manage landing fee revenue.

      3. LEAD THE DEVELOPMENT OF WEB-BASED APPLICATIONS TO THE LARGER, NON-INDUSTRIAL AVIATION MARKETPLACE. These organizations include corporate security and corporate travel departments, corporate flight aviation departments, fixed-based operators (FBOs), travel management companies, limousine operators, and other ancillary or support organization that require accurate information, whether real-time or through historic analysis, to improve their decision making. For example, fixed-based operators are using Megadata's web reports to refine their marketing efforts related to fuel sales to corporate aircraft.

      4. LEAD THE AVIATION MARKET IN THE DEVELOPMENT AND DELIVERY OF COLLABORATIVE WEB SERVICES THAT ORGANIZE WHAT IS CURRENTLY FRAGMENTED INFORMATION WITHIN THE INDUSTRIAL AND NON-INDUSTRIAL MARKETS. Megadata is creating PASSUR(R) Customer Networks that bridge industrial and non-industrial aviation players, allowing airports, airlines, air traffic organizations, and other airport tenants to access live, relevant information that helps to improve the overall efficiency of the aviation sector. For example, at John
            F. Kennedy International, LaGuardia, and Dulles International Airports, the airlines, the Federal Aviation Administration (the "FAA"), airport operations, and FBOs use Megadata's award-winning OPSnet(TM) Internet Communicator to consolidate, organize, and disseminate information, and manage collaborative tasks such as aircraft deicing during regular and particularly during irregular operations.

      5. DISTRIBUTE THE COMPANY'S SERVICES THROUGH THE PASSUR DISTRIBUTION NETWORK OF LEADING AVIATION ORGANIZATIONS AND SYSTEM INTEGRATORS. As Megadata expands into new markets, it sells through its internal sales and marketing organization as well as through premium distributors.

CUSTOMERS AND HOW THEY USE MEGADATA SERVICES

The Company provides its traditional customer base of more than 40 airports, including some of the largest in the world, as well as dozens of airlines, plus its new non-industrial customer with the following capabilities:

      Designed to improve and manage revenue:

            o Web-based landing fee tools that enable airports, airlines and FBOs to manage fees with fewer resources, greater accuracy, greater transparency and accountability, and generate additional landing fee revenue for airports.

            o Enhanced collaborative decision-making tools that enable airlines to maximize schedule completion during irregular operations, thereby protecting otherwise lost revenue, and enable airports to realize a higher rate of revenue-generating activity, such as landing and related handling fees, through higher rates of airport utilization during irregular operations.

            o Web-based marketing tools that allow its non-industrial customers to instantly identify new marketing opportunities by accessing the PASSUR(R) Information Network of unique flight information.

      Designed to reduce costs through more efficient use of resources (for operational applications):

            o Accurate arrival data and ETAs for more effective management of flight operations. With better arrival information, our customers more effectively manage flights during "push," or busy, periods. This tool enhances productivity of ground personnel and support functions by complementing gate management and staff scheduling programs, and has generated significant documented financial returns.

            o Accurate arrival information for airlines and airports at the local or "station" level to help manage diversions and connections, and reduce the incidence of aircraft arriving at a gate without the handling resources in place (so called "gate unmets"). A more accurate picture of the terminal airspace, more accurate ETAs, and views of current holding patterns also enable airlines to make better decisions at the "system" level (airline command centers).

            o Accurate arrival information for non-industrial customers to help more effectively manage their resources, e.g. security details, limousines, line and customer service, etc.

            o Analytic reporting tools to improve operational performance by providing affordable and easily distributed access to the PASSUR(R) Information Network of operational information. For example, airports use PASSUR(R) web reports to maximize efficient airfield utilization; airlines use them to assess on-time performance and measure other metrics of operational efficiency.

      Designed to improve customer service:

            o The most accurate arrival and ETA information available, particularly during irregular operations, to provide the most updated flight status to passengers. The ETA information can be utilized to provide compliance with the aviation community's stated goal of providing timely and accurate flight information to customers.

            o Web-based flight-tracking tools to improve public relations by providing the surrounding airport communities with live flight traffic and information as part of airport noise mitigation and community outreach programs.

            o Flight information to help enforce the laws and regulations regarding noise levels emitted by an aircraft. When used as part of an airport noise monitoring system, airport managers and noise control officers can correlate noise events in the local community with specific airline flight tracks.

      Designed to improve safety, security, or emergency response:

            o Replay flight events for analysis. The playback of flight tracks and safety incidents allows airlines to more thoroughly analyze those events, enhancing their programs for improving the efficiency and safety of operations.

            o Real-time situational awareness and an immediate replay capability enable airlines and government agencies to be fully informed and proactive in responding to emergency events.

PRODUCTS AND SERVICES

      1. Flight data products fed directly to customers' information systems and to PASSUR(R) distributors. These data feeds, which segment different portions of the PASSUR(R) Information Network depending on customer needs, link directly to customer systems or to customers through third-party data integration systems. These feeds are segmented into:

            a. RightETA(TM), patent pending, which provides ETA and flight status feeds for real-time schedule management, landing fee feeds, and activity reports for operational analysis.

            b. FlightSure(TM), patent pending, provides information and software for integrated aircraft Noise Operations Monitoring systems (NOMS).

      2. Application software services (most of which are web-delivered and web-hosted):

            a. PASSUR(R) Pulse(TM) Revenue, patent pending, provides a web-based live and archived detailed, accurate landing report for airlines, airports and FBOs, creating maximum revenue efficiency and create transparency and equity in the distribution of landing fees among airport users.

            b. PASSUR(R) Pulse(TM) Operations, patent pending, provides web-based access to the PASSUR(R) database of operational information for activity reporting and analysis.

            c. PASSUR(R) inSight(TM), patent pending, is a takeoff-to-landing, web-based tool that provides PASSUR(R) terminal area information on a national flight tracking platform. PASSUR(R) inSight is packaged with other PASSUR(R) web-based applications to provide a premium flight tracking "visual" capability.

            d. AirportMonitor(TM), patent pending, is a web-based application that provides the communities surrounding an airport with live flight tracking and information as part of the airport's public relations, community outreach and noise mitigation programs.

      e. FlightPerform(TM), patent pending, is a live airspace analysis and awareness system using more traditional air traffic-style displays and tools, used by airports and airlines for real-time dispatch, arrivals and facilities management. FlightPerform is the industry "gold standard" for those customers that need the most dependable, reliable capability to guide their operations in real time.

      f. RapidResponse(TM), patent pending, provides the ability to immediately replay flight events with a high level of precision, specificity and detail, thereby enabling airlines and airports to improve the efficiency and safety of operations. Real-time situational awareness and immediate replay enable customers to be fully informed and proactive in responding to emergencies. The Company believes this product has Homeland Security Defense and other government applications, and it is being marketed primarily through premier government system integrators.

3. Collaborative Web "portal" tools that provide instant access to critical information within organizations, and the ability to share and receive information between organizations. These organizations form the foundation of our PASSUR(R) Customer Network.

      a. PASSUR(R) Portal(TM), patent pending, provides a dashboard of real-time vital information on the status of the airport operation, instant two-way communications, and direct access to all other PASSUR(R) web-based software tools.

      b. PASSUR(R) FlightLink(TM), patent pending, is a web-based, wireless, flight information display system linking the airport, airline, and the traveler, in the terminal and on the Web. This system can be accompanied by our PASSUR(R) Kiosks(TM) and LCDs, what we believe are state-of-the-art kiosks and flat panel display screens that are powered by our software applications, such as PASSUR(R) FlightLink.

      c. OPSnet(TM), patent pending, is an internet-based application designed to improve airport/airline/FAA coordination through instant communications, information sharing and collaborative decision making among all parties during costly disruptions caused by weather, security, and emergencies.

      d. FlightNewsLive(TM), patented in 2004, is the first passenger information display system (FIDS) with live graphics of terminal and en-route airspace traffic, national weather, and automated explanations for delays.

HOW MEGADATA GENERATES REVENUE

The Company generates revenues by selling; (1) subscription-based information and software products or (2) equipment - a PASSUR(R) radar system (included in a sale is an annual maintenance contract and an additional charge for installation) or PASSUR(R) Kiosks or LCDs, and (3) consulting services. Under the subscription model, the customer signs a minimum one-year contract for access to the information services. The agreement also provides that the information from the PASSUR(R) Information Network cannot be resold, used by others, or used for unauthorized purposes. When PASSUR(R) radar systems are sold, we retain both proprietary and distribution rights to the data generated from such systems and, subject to certain exceptions, we can distribute such data at the Company's sole discretion, with few exceptions. Consulting services generally accompany the sale of our collaborative decision tools.

EMPHASIS ON INFORMATION SECURITY

The Company has incorporated the strictest levels of security with respect to both the information generated by the PASSUR(R) Information Network and the resulting end users.

      (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      Not applicable.

      (C) NARRATIVE DESCRIPTION OF BUSINESS

      The Company's principal business is the delivery of flight information, web-delivered software, and web-delivered collaborative decision tools to the aviation industry and organizations which serve, or are served by, the aviation industry.

      1. PRODUCTS

      The Company has transitioned from being a supplier of passive surveillance systems (a capital equipment business) to a provider of subscription-based information and decision support software products. These products leverage the extensive passive surveillance data available through the PASSUR(R) Network to provide application-specific efficiency tools to airlines, airports and related commercial businesses.

      (I) THE PASSUR SYSTEM

      The PASSUR(R) system, together with associated data and software products, is a reliable and cost effective source of time-critical and valuable information about the position and flight path of aircraft. PASSUR(R) is an important ingredient in the database that drives all present and future data, information, and Company solution products. The Company, under an exclusive license for patented technology owned by a third party together with its own patents and patents pending, has used its proprietary hardware, data, and software to develop an enhanced line of products. These PASSUR(R) systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars.

      Under the exclusive license agreement dated as of March 27, 1997, as amended on October 28, 1999 and February 27, 2001, between a third party and the Company, the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR(R) systems for use with airline dispatch arrangements and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR(R) systems and/or data subscriptions for noise applications. The Company pays a royalty based on the number of PASSUR(R) systems sold and/or installed and generating subscription revenues subject to a minimum annual royalty of $75,000. This license agreement is effective until the date of expiration of the last PASSUR(R) patent to expire, which occurs in 2013.

      (II) CUSTOM HARDWARE AND SOFTWARE ACTIVITIES

      The Company is not involved in specialized research and development projects sponsored and paid for by customers.

      2. SERVICES

      (I) INFORMATION SERVICES FROM THE PASSUR NETWORK

      Information services include timely, accurate, user-friendly information important to the efficient operation of airlines and airports. The information services leverage the PASSUR(R) Network, and are tailored to address specific customer requirements, many of which can only be satisfied by information generated from the PASSUR(R) Network. The services provide airline and airport customers with specific and timely information needed to efficiently manage their airport, airside, and ground operations. The ETAs generated from the PASSUR(R) system are an example of information services currently being used throughout the customer network.

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

      3. SOURCES OF RAW MATERIALS

      The Company obtains its raw materials from component distributors and manufacturers throughout the United States. The Company has multiple sources of supply for a majority of its components.

      4. DEPENDENCE ON CERTAIN CUSTOMERS

      During the fiscal years ended October 31, 2005 and 2004, one customer (Continental Airlines) accounted for approximately 18% and 23% of the Company's revenues, respectively. During the fiscal year ended October 31, 2003, two (2) customers, Continental Airlines and Aviation Development Council, accounted for approximately 37% of the Company's revenues (24% and 13% respectively).

      5. BACKLOG FOR SUBSCRIPTION REVENUE AGREEMENTS

      The Company's committed backlog for subscription and maintenance services at October 31, 2005 amounted to approximately $2,927,000. Of this amount, $2,122,000 is scheduled for delivery or performance before October 31, 2006 and the balance of $805,000 is scheduled for delivery or performance in subsequent years. The backlog at October 31, 2004 and 2003 amounted to approximately $3,768,000 and $1,781,000 respectively. Backlog consists of written purchase orders or contracts.

      6. COMPETITION

      The PASSUR(R) applications are, to the best of the Company's knowledge, relatively unique, however, there is an increase in availability of other forms of flight tracking products. Depending on the end use of the Company's products, the Company's primary competitors include Dimensions International, Lochard Pty, Ltd, Rannoch Corporation and Sabre, Inc. The Company also sells certain data solutions through systems integrators, including BAE, Inc, and Bruel & Kjaer Inc., some of these integrators may also sell products that are competitive with those offered by the Company. Most of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources than the Company.

      7. RESEARCH AND DEVELOPMENT

      The Company's Research and Development ("R&D") efforts are primarily focused on continued software and hardware enhancements, as well as maintenance to the existing PASSUR(R) systems and related suite of software applications. R&D is also focused on developing and maintaining the new software applications and decision support products designed to expand the Company's software suite of products.

      During the fiscal year ended October 31, 2005, the Company incurred approximately $393,000 in expenditures for R&D, none of which were customer sponsored. In the fiscal years ended October 31, 2004 an 2003, approximately $393,000 and $403,000, respectively, was expended for R&D, none of which was customer sponsored.

      8. ENVIRONMENTAL COSTS

      The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

      9. EMPLOYEES

      As of October 31, 2005, the Company employed 14 full time employees, including 6 officers.

      (D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The following table sets forth the dollar amounts and the percentages attributable to the sale by the Company of its products and services during the past three fiscal years in and outside the United States:

NET REVENUES             2005                  2004                  2003
------------     -------------------   -------------------   -------------------
Domestic         $3,635,000      95%   $3,047,000      98%   $2,208,000      97%
Exports             174,000       5%       64,000       2%       74,000       3%
                 ----------   -----    ----------   -----    ----------   -----
Total Revenues:  $3,809,000   100.0%   $3,111,000   100.0%   $2,282,000   100.0%
                 ==========   =====    ==========   =====    ==========   =====

ADDITIONAL INFORMATION

      The Company's internet address is www.passur.com. The Company makes available on its website under "SEC Filings", via a link to the United States Securities and Exchange Commission's website, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical, after electronically filing with and/or furnishing such information to the Securities Exchange Commission. All such filings on the website are available free of charge. Unless required to do so by law, the Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Megadata Corporation, 47 Arch Street, Greenwich, CT 06830.

ITEM 1A. RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND EXPECTS ITS LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

      The Company has incurred significant losses during the last seven fiscal years. The Company incurred net losses of approximately $924,000 for the fiscal year ended October 31, 2005, $1,390,000 for the fiscal year ended October 31, 2004 and $2,486,000 for the fiscal year ended October 31, 2003. As of October 31, 2005, the Company's accumulated deficit was approximately $10,012,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

THE COMPANY'S SUCCESS IS DEPENDENT ON THE AVIATION INDUSTRY. IF THE COMPANY DOES NOT EXECUTE ITS BUSINESS PLAN OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO THE DEPRESSED AVIATION INDUSTRY, ITS RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD CONTINUE TO BE ADVERSELY AFFECTED.

      The Company's revenues are solely derived from the aviation industry. The Company's future revenues and results of operations are dependent on its continued execution of its subscription-based revenue strategy and development of new software solutions and applications for the aviation industry. Due to the depressed aviation industry, it is not assured that the Company will be able to continue to report growth in its subscription-based business or sustain its current subscription business. If the Company is unable to sustain and/or increase its levels of revenues, and it is not successful in reducing costs, its cash requirements may increase and the results of operations will continue to be adversely affected.

      Additionally, the aviation industry has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the war on terrorism. The aviation industry is extensively regulated by government agencies, particularly the FAA and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's current revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

      The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 12, 2007. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in an industry for which liquidity and resources are already adversely affected.

      The Company has significant cash requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope and normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman and therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand could become adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNTS FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

      The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's business plan is to obtain additional customers, but anticipates that near term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced several Chapter 11 bankruptcy filings recently. Any Chapter 11 filings by our existing customers may adversely affect our ability to continue such services and collect payments due to the Company by such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results and cash flow.

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

UNAUTHORIZED USE OF THE COMPANY'S INTELLECTUAL PROPERTIES BY THIRD PARTIES MAY DAMAGE AND/OR ADVERSELY AFFECT OUR BUSINESS.

      We regard our trademarks, trade secrets and all other intellectual property as critical to our future success. Unauthorized use of our intellectual property by third parties may damage and/or impair our business. Our intellectual property includes exclusive licenses to use patents held by third parties, as well as Company-owned patents. We rely on trademarks, trade secrets, patent protection and contracts, including confidentiality and non-exclusive license agreements with our customers, employees, consultants, strategic partners and others, to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our prior knowledge and/or authorization. Prosecuting infringers could be time consuming and costly, and irrespective of whether or not the Company is successful, could disrupt our business.

      The Company currently has the exclusive license rights to use fifteen patents in the United States and various foreign countries, relating to the Company's PASSUR(R) System and related technologies. The licensed patents expire in various years through 2013.

      We currently own two issued patents, and one allowed application that is scheduled to issue within three months. In addition, twelve additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR(R) systems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None

ITEM 2. PROPERTIES

      The Company's development facility is located in part of a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building previously was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leases 12,000 square feet at an annual rental cost of $89,000.

      The Company's executive offices are located in a three-story office building at 47 Arch Street, Greenwich, Connecticut. Effective October 1998, the Company began subleasing space from Field Point Capital Management Company
(FPCM), a company 100% owned by the Company's Chairman of the Board, for $1,000 per month. Effective November 1, 2003, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM and signed a direct lease for additional space directly with the building owner for $2,500 per month. Beginning August 1, 2005 the rent for the Company's headquarters located in Greenwich increased to $3,750 per month ($45,000 per year to June 2009). The Company believes these rates are competitive and are at or below market rates.

      The Company's development facility and executive offices are suitable for its requirements.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

      (A) MARKET INFORMATION

The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is traded on the over-the-counter bulletin board.

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

Period                                      Prices*
------                                      -------
                                        High       Low
                                        ----       ---
FISCAL YEAR ENDED OCTOBER 31, 2005
         FIRST QUARTER                  $.40      $.21
         SECOND QUARTER                  .69       .21
         THIRD QUARTER                   .28       .23
         FOURTH QUARTER                  .40       .24

Fiscal Year Ended October 31, 2004
         First Quarter                  $.60      $.30
         Second Quarter                  .52       .28
         Third Quarter                   .56       .27
         Fourth Quarter                  .35       .25

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

      (B) HOLDERS

The number of registered equity security holders of record at January 25, 2006 was 302, as shown in the records of our transfer agent.

      (C) DIVIDENDS

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

      (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of October 31, 2005 with respect to the securities authorized for issuance under the Company's equity compensation plans.

-------------------------------------------------------------------------------------------------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                                              FOR FUTURE ISSUANCE
                                                                                                 UNDER EQUITY
                                         NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        COMPENSATION PLANS
                                         BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       EXCLUDING SECURITIES
PLAN CATEGORY                            OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS     REFLECTED IN COLUMN (A)
-------------------------------------------------------------------------------------------------------------------
                                                   (A)                       (B)                      (C)
-------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLAN APPROVED BY
  SECURITY HOLDERS                              1,561,000                   $.49                    264,000
-------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT APPROVED                 --                     --                         --
  BY SECURITY HOLDERS
-------------------------------------------------------------------------------------------------------------------
TOTAL                                           1,561,000                   $.49                    264,000
-------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated statements of operations data for the fiscal years ended October 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of October 31, 2005 and 2004, have been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended October 31, 2002 and 2001, and the selected consolidated balance sheet data as of October 31, 2003, 2002 and 2001, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Selected Statement of Operations Data:

                                                    YEARS ENDED OCTOBER 31,
------------------------------------------------------------------------------------------------------
                              2005            2004            2003            2002            2001
                              ----            ----            ----            ----            ----
Net Revenues               $3,808,773     $ 3,110,608     $ 2,282,279     $ 1,696,595     $   940,637

Net Loss                   $ (923,872)    $(1,389,536)    $(2,486,122)    $(2,110,212)    $(1,629,490)

Net Loss Per
Common Share --
Basic and diluted (1)           $(.23)          $(.35)          $(.71)          $(.61)          $(.47)

Dividend Declared                  --              --              --              --              --
------------------------------------------------------------------------------------------------------

SELECTED BALANCE SHEET DATA:

                                                          OCTOBER 31,
--------------------------------------------------------------------------------------------------
                               2005           2004           2003           2002           2001
                               ----           ----           ----           ----           ----
Total Assets               $ 4,287,242    $ 4,084,581    $ 4,533,279    $ 4,449,999    $ 3,356,343

Long-Term
Debt (2)(3)(4)(5)(6)       $ 9,989,880    $ 8,866,465    $ 8,466,465    $ 5,705,000    $ 3,090,000

Total Shareholders'
(Deficit) Equity           $(7,493,816)   $(6,569,944)   $(5,540,408)   $(3,077,786)   $  (988,824)
--------------------------------------------------------------------------------------------------

(1) Net loss per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period. Conversion of the common equivalent shares was not assumed since the result would have been antidilutive.
(2) Long-term debt for 2001 consists of notes payable - related party which was due after October 31, 2002.
(3) Long-term debt for 2002 consists of notes payable - related party which was due after October 31, 2003.
(4) Long-term debt for 2003 consists of notes payable - related party which was due after October 31, 2004.
(5) Long-term debt for 2004 consists of notes payable - related party which was due after October 31, 2005.
(6) Long-term debt for 2005 consists of notes payable - related party which was due after October 31, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of flight information, web-delivered software, and web-delivered collaborative decision tools to the aviation industry and organizations which serve, or are served by, the aviation industry.

Revenues consist primarily of subscription-based revenues, maintenance revenues from customer owned PASSUR(R) systems, kiosks, system sales and system upgrades and other revenues from services and/or products provided which are not part of the subscription or maintenance business line.

Revenues during fiscal 2005 increased by approximately $698,000, or 22%, to $3,809,000 from $3,111,000 in fiscal 2004. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address the customers' needs and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to our suite of software applications and the increased subscriptions from our suite of applications to existing customers. Revenues during fiscal 2004 increased by approximately $829,000, or 36%, to $3,111,000 from $2,282,000 in fiscal 2003.
This increase was primarily due to the increased focus on the subscription based revenue business model.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from PASSUR(R) Information Network. Such efforts include the continued development of new product applications as well as enhancements and maintenance of existing applications. As a result, subscription-based revenues of $3,270,000 in 2005, compared to $2,556,000 in 2004 increased approximately $714,000, or 28%, for fiscal 2005, when compared to fiscal 2004. The Company's subscription-based sales for fiscal 2004 and 2003 were $2,556,000 and $1,739,000, respectively.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and development of new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR(R) system at a customer's specific request.

The Company shipped five and installed five Company-owned PASSUR(R) systems during fiscal 2005 (installations include systems shipped in current and previous fiscal years), which were capitalized as part of the "PASSUR(R) Information Network". The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) systems throughout fiscal 2006. Management anticipates that these future PASSUR(R) sites will provide increased coverage of the PASSUR(R) Information Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry. The Company returned two Company-owned PASSUR(R) systems from the field in fiscal year 2005. There were 42 Company owned PASSUR(R)s located at various airports throughout the continental United States at the end of fiscal 2005.

COST OF SALES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consists primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR(R) units added to the asset account which include the production, shipments and installations of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets" which are depreciated and/or amortized over their respective useful lives and charged to cost of sales.

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During fiscal 2005, cost of sales decreased by approximately $31,000, or 2%, as compared to fiscal 2004. This decrease was primarily due to an increase in the capitalization of software development and PASSUR(R) Network costs. In addition the Company did not dispose of any PASSUR(R) Network and software development assets in fiscal 2005. The decrease was partially offset by increases in outside consulting, communications, amortization of capitalized software assets and headcount related costs.

During fiscal 2005, costs associated with subscription and maintenance revenues including labor, communication costs and allocated overhead costs totaled approximately $1,960,000 or 74% of gross cost of sales (before impact of Capitalized Assets), an increase of approximately 44% from fiscal 2004. The Company does not deem it practical to separate these costs between subscription revenues and maintenance revenues. In addition, during fiscal 2005, costs directly associated with subscription revenues included: (1) depreciation and amortization of the PASSUR(R) network assets and software development costs, totaling approximately $728,000 or 27% of gross cost of sales (before impact of Capitalized Assets): and (2) the impact of Capitalized Assets totaling approximately $646,000, a increase of approximately 49% from fiscal 2004.

During fiscal 2004, cost of sales increased by approximately $266,000, or 15%, as compared to fiscal 2003. This increase was primarily due to the increases in depreciation and amortization of PASSUR(R) Network and software development assets, the one-time disposal of certain PASSUR(R) Network and software development assets, communication costs, certain allocated overhead costs and the decrease in the impact of Capitalized Assets charged to cost of sales in fiscal 2004 as compared to fiscal 2003.

Finally, during fiscal 2004, the Company charged to cost of sales approximately $111,000 and $41,000 for the disposal of certain PASSUR(R) Network and software development assets.

RESEARCH AND DEVELOPMENT

During fiscal 2005, research and development expenses remained at approximately the same level as in fiscal 2004. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

During fiscal 2004, research and development expenses remained at approximately the same level as those in fiscal 2003. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products. However, commencing mid-fiscal 2002, personnel who had been utilized on such research and development activities were either redeployed from research and development activities or were replaced by outside software contractors at a more cost effective rate. The costs associated with outside contractors are charged directly to cost of sales as these costs impact the amount of labor associated with capitalized software programs which also impacts cost of sales.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during fiscal 2005 or fiscal 2004. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

During fiscal 2005, selling, general and administrative expenses increased by approximately $225,000, or 13%, as compared to fiscal 2004. The increase was primarily due to additional sales and marketing personnel and related expenses. The increase in sales and marketing costs was partially offset by a decrease in professional fees.

During fiscal 2004, selling, general and administrative expenses decreased by approximately $246,000, or 13%, as compared to fiscal 2003. The decrease was primarily due to reduction initiatives enacted throughout fiscal 2003, which the Company recognized during 2004. Such initiatives resulted in decreased costs associated with compensation, outside consultants, and allocated overhead costs. Severance payments relating to the termination of employees during fiscal 2003 were expensed in fiscal year 2003. These cost reduction initiatives were partially offset by increases in recruiting fees for new administrative and sales personnel.

The Company anticipates increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase in fiscal 2006 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Interest income and interest expense to unrelated parties were not significant in fiscal 2005, 2004 and 2003.

Interest expense-related party increased by approximately $39,000, or 10%, in fiscal 2005, as compared to fiscal 2004. The increase is due to approximately $1,123,000 in higher debt and an effective interest rate slightly higher than that charged for the same period in fiscal 2004.

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

INCOME TAXES

The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $16,079,000 in Federal tax loss carryforwards to offset possible future income. These carryforwards expire in various tax years through 2024. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $6,371,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

NET LOSS

The Company incurred a net loss of $924,000, or $.23 per diluted share, during fiscal 2005, as compared to a net loss of $1,390,000, or $.35 per diluted share, in fiscal 2004.

During fiscal 2005, total costs and expenses of $4,315,000 were higher than total revenues and resulted in a loss from operations of $506,000. Total costs and expenses increased by $194,000, or 5%, as compared to such costs in fiscal 2004.

Although revenues increased approximately 22% in fiscal 2005, total costs and expenses increased approximately 5% as compared to such costs in fiscal 2004.

The Company incurred a net loss of $1,390,000, or $.35 per diluted share, during fiscal 2004, as compared to a net loss of $2,486,000, or $.71 per diluted share, in fiscal 2003.

During fiscal 2004, total costs and expenses of $4,121,000 were higher than total revenues and resulted in a loss from operations of $1,010,000. Total costs and expenses increased by $9,000, as compared to such costs in fiscal 2003. Despite the increase in revenues of approximately 36% in fiscal 2004, increased costs associated with communication costs, depreciation and amortization, interest expense from outstanding debt and expenses associated with the placement, operation, development and marketing of the Company-owned PASSUR(R) Network contributed to the additional loss.

QUARTERLY RESULTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                        ------------------------------------------------------------------------------------------------------
                         OCT. 31,      JULY 31,    APRIL 30,   JANUARY 31,    OCT. 31,     JULY 31,    APRIL 30,   JANUARY 31,
                           2005          2005         2005         2005         2004         2004        2004          2004
                        ------------------------------------------------------------------------------------------------------
TOTAL NET REVENUES      $1,012,012    $ 985,844    $ 978,772    $ 832,145    $ 876,181    $ 767,287    $ 737,601    $ 729,853

WRITE DOWN OF
NETWORK ASSETS                                                                (110,980)

LOSS FROM OPERATIONS      (132,384)     (82,256)     (94,599)    (196,827)    (448,894)    (205,264)    (194,048)    (161,701)

NET LOSS                  (238,101)    (186,730)    (194,651)    (304,390)    (543,629)    (300,209)    (288,433)    (257,265)

BASIC AND DILUTED NET
LOSS PER SHARE          $     (.06)   $    (.05)   $    (.05)   $    (.07)   $    (.13)   $    (.07)   $    (.08)   $    (.07)
------------------------------------------------------------------------------------------------------------------------------

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2005, the Company's current liabilities exceeded current assets by $771,000. The notes payable to a related party of $9,989,880 are due November 1, 2006, thus are included in long-term liabilities at October 31, 2005. At October 31, 2005, the Company's stockholders' deficit was $7,493,816. For fiscal 2005, the Company incurred a net loss of $924,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through January 12, 2007. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

Net cash used in operating activities for fiscal 2005 was approximately $393,000. Cash flows used in investing activities for fiscal 2005 was approximately $764,000 and consisted primarily of investments in the Company's PASSUR(R) network as well as capitalized software development costs. Cash flows provided by financing activities for fiscal 2005 were approximately $1,123,000 from notes payables - related party. No principal payments on notes payable - related party were made during fiscal 2005.

The Company was unprofitable in fiscal 2005. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the FAA and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

As of October 31, 2005, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD
                                            LESS THAN 1                  MORE THAN
                                 TOTAL          YEAR      1 - 3 YEARS     3 YEARS
                              -----------------------------------------------------
Operating Leases              $   438,698   $   133,550   $   305,148   $        --
Promissory Notes              $ 9,989,880            --   $ 9,989,880            --
Other Long-Term Obligations   $   700,000   $   100,000   $   225,000   $   375,000
                              -----------------------------------------------------
Total contractual cash
   obligations                $11,128,578   $   233,550   $10,520,028   $   375,000
                              =====================================================

      o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($85,971 - fiscal
            2005) and the Company's headquarters located in Greenwich, CT ($33,750 - fiscal 2005). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).

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

OFF-BALANCE SHEET ARRANGEMENTS

      None

CERTAIN RELATED PARTY TRANSACTIONS

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

On January 19, 2005, the Company and Field Point Capital Management Company
(FPCM), a company 100% owned by Mr. Gilbert, entered into an agreement to share the services of an employee of the Company. Mr. Gilbert reimbursed the Company for approximately 80% of the salary and taxes associated with the employee. The net costs incurred by the Company for the period ended October 31, 2005 were approximately $16,000.

Effective October 1998, the Company began subleasing space from Field Point Capital Management Company (FPCM) for $1,000 per month rent. For the year ended October 31, 2004, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM. The Company did not make any rent payments to FPCM during the year ended October 31, 2005. For the year ended October 31, 2004, the Company paid FPCM total rent payments of approximately $4,000. For the year ended October 31, 2003, the Company paid FPCM total rent payments of approximately $12,000.

During fiscal 2005, the Company paid approximately $24,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement and upgrade equipment of PASSUR(R) systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

During fiscal 2005 Mr. Gilbert lent the Company an additional $1,123,415, bringing the loan to a total of $9,989,880 on October 31, 2005. On January 27, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%.

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

The Company's net capitalized software costs at October 31, 2005 totaled approximately $948,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of the PASSUR(R) Network and software development costs that at October 31, 2005 approximated $2,276,000 and $948,000, respectively, which accounted for 75% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2005, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met the Company may have to record impairment charges not previously recorded. However, during the fourth quarter of fiscal 2004, the Company disposed of certain PASSUR(R) Network assets totaling approximately $111,000, which represented the remaining carrying value of such assets. These disposals were due to network assets which were deemed obsolete. In addition, the Company also determined during the fourth quarter of fiscal 2004, to dispose of one in-process capitalized software project of approximately $41,000 based upon the assumption that the project is no longer viable. The project commenced in fiscal 2001 and at such time was considered a viable project and properly capitalized under SFAS 86, but recent determinations by the Company has resulted in the abandonment of the project.

DEPRECIATION AND AMORTIZATION

The total net property, plant and equipment approximated $128,000, the total net PASSUR(R) Network approximated $2,276,000 and the total net software development costs approximated $948,000 The total depreciation and amortization expense related to capitalized assets at October 31, 2005 approximated $775,000. Management's judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

Property, plant and equipment                  3 to 10 Years
PASSUR(R) Network                               5 to 7 Years
Software development costs                           5 Years

The PASSUR(R) Network reflected on the Company's Consolidated Balance Sheets represents PASSUR(R) Systems and the related software workstations used for the data derived from the PASSUR(R) Systems. The PASSUR(R) Network is comprised of PASSUR(R) Systems installed and supplying data to the company network, related workstations with software and/or PASSUR(R) Systems built but not yet installed into the company network. PASSUR(R) Network assets which are not installed into the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR(R) Systems are depreciated over seven years and the related workstations are depreciated over five years.

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

The total depreciation and/or amortization for the year ended October 31, 2005 for property, plant and equipment approximated $47,000, the PASSUR(R) Network approximated $538,000 and software development costs approximated $190,000.

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

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company is currently evaluating a plan of implementation and expects that the financial statement impact of adoption will approximate the proforma impact presented in footnote 1.

In June 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, ("SFAS 154") which is a replacement of APB Opinion No. 20, ACCOUNTING CHANGES and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005 and the Company plans to adopt SFAS 154 on October 1, 2006. The Company does not expect the adoption of SFAS 154 to have a significant impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks. The Company believes the amount of risk relating to changes in interest rates is not material to the Company's financial condition or results of operations. The Company has not and does not anticipate entering into derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

      See Part II, Item 7 of this Annual Report on Form 10-K for selected quarterly financial data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

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

      (B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of the fiscal year ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

ITEM 9B. OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Identification of Directors

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director and the position(s) with the Company, if any, held by each individual.

                                    Director    Director Position and Offices
Name                        Age      Since      With Company
-------------------------   ---     --------    -------------------------------
G.S. Beckwith Gilbert        63       1997      Chairman of the Board and a
                                                Director *

Richard R. Schilling, Jr.    80       1974      Director

John R. Keller               65       1997      Executive Vice President, and a
                                                Director

Bruce N. Whitman             72       1997      Director

Paul L. Graziani             48       1997      Director

James T. Barry               44       2000      President, Chief Executive
                                                Officer and a Director **

James J. Morgan              63       2005      Director ***

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

***Effective September 12, 2005, James J. Morgan was appointed to the Company's board of directors.

      (b) Identification of Executive Officers

The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual and the year in which he or she began to serve in such capacity.

                              Officer     Officer Position and Offices
       Name            Age     Since      With Company
------------------     ---    -------     ------------------------------------
James T. Barry          44      1998      President, Chief Executive Officer
                                          and a Director *

Jeffrey P. Devaney      46      2004      Chief Financial Officer, Treasurer,
                                          and Secretary **

John R. Keller          65      1970      Executive Vice President and a
                                          Director

Dr. James A. Cole       65      1988      Senior Vice President of Research &
                                          Development

Matthew H. Marcella     48      2003      Vice President of Software
                                          Development

Ron A. Dunsky           43      2003      Vice President of Marketing ***

      Each officer is elected to serve at the discretion of the Board of Directors.

*Effective February 1, 2003, James T. Barry was appointed Chief Executive Officer of the Company. Effective April 14, 2003, Mr. Barry was appointed President of the Company.

**Effective November 16, 2004, Jeffrey P. Devaney was appointed Chief Financial Officer, Treasurer and Secretary of the Company.

***Effective May 21, 2003, Ron A. Dunsky was appointed as Vice President of Marketing.

      (c) Identification of Certain Significant Employees

      None

      (d) Family Relationship

      None

      (e) Business Experience

The following sets forth the business experience during the past five years of each director and executive officer:

G.S. Beckwith Gilbert         Mr. Gilbert has continued to serve as the
                              Company's Chairman of the Board since his election in 1997. Mr. Gilbert was appointed Chief Executive
                              Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. In addition, Mr. Gilbert has been President and Chief Executive Officer of Field Point Capital
                              Management Company, a merchant-banking firm, since
                              1988. He is a partner of Wolsey & Co., a merchant-banking firm and a director of Davidson
                              Hubeny Brands. Mr. Gilbert is also a trustee of the Rockefeller University, a member of the Board of Fellows of Harvard Medical School, a director of the Albert and Mary Lasker Foundation, and a trustee of the Williston Northampton School.

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

Paul L. Graziani              Mr. Graziani has been a Director of the Company
                              since 1997. Mr. Graziani is the President and Chief Executive Officer of Analytical Graphics,
                              Inc. (AGI), a leading producer of commercially available, analysis and visualization software for the aerospace, defense and intelligence communities. Mr. Graziani has been recently recognized as "CEO of the Year" by the Philadelphia region's Eastern Technology Council and "Businessman of the Year" by the local Great
                              Valley Regional Chamber of Commerce. He is also a
                              Director of The Space Foundation, a member of the Board of Governors of the Aerospace Industries
                              Association (AIA); and a member of the advisory boards of the Galaxy Explorers and Penn State
                              Great Valley.

James J. Morgan               Mr. Morgan has been a director of the Company
                              since September 12, 2005. Mr. Morgan is a partner in the New York City based private equity firm
                              Jacobson Partners. In his role at Jacobson
                              Partners, Mr. Morgan serves as a board member of Learning Care Group, Inc. and Bertucci's Inc. Mr.
                              Morgan retired in 1997 as President and Chief
                              Executive Officer of Philip Morris Incorporated.

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

Ron A. Dunsky                 Mr. Dunsky was named Vice President of Marketing
                              on May 21, 2003. Since Mr. Dunsky joined the
                              Company in 2001, he served as Director of Marketing and New Product Development. Prior to joining the Company, Mr. Dunsky was a senior aviation producer with the New York bureau of ABCNews.com from 2000 to 2001. Prior to
                              ABCNews.com, he was a senior aviation producer with the New York bureau of CNN from 1995 to 2000.

      (f) Involvement in Certain Legal Proceedings

      The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

      (g) Audit Committee Financial Expert

      Our Board of Directors has determined that Paul L. Graziani, Chairman of the Company's Audit Committee, meets the Securities and Exchange Commission's criteria of an "audit committee financial expert" as set forth in item 401(h)(2) of Regulation S-K. Mr. Graziani acquired the attributes necessary to meet such criteria by holding positions that provided relevant experience. Mr. Graziani is independent, as defined under applicable National Association of Security Dealers rules.

      (h) Identification of Audit Committee

      Our Board of Directors has appointed an Audit Committee, consisting of three directors. All of the members of the Audit Committee are independent of our company and management, as independence is defined under applicable National Association of Securities Dealers rules. The Audit Committee consists of Mr. Graziani, Mr. Schilling and Mr.Whitman.

      (i) Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended October 31, 2005, the Company's directors, executive officers and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them.

      (j) Board Nominations by Shareholders

      There have not been any material changes to the procedures by which the Company's shareholders may recommend nominees to the Company's board of directors as disclosed in the definitive proxy statement on Schedule 14A filed on February 28, 2005 by the Company with the Securities and Exchange Commission in connection with the Company's 2005 annual shareholder meeting.

      (k) Code of Ethics

      The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2005 (the "2006 Proxy Statement.")

ITEM 11. EXECUTIVE COMPENSATION

      The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement.

      For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a) Transactions with management and others

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

During fiscal 2004, the Chairman of the Company, Mr. Gilbert loaned the Company an additional $400,000 in the aggregate under certain promissory notes bearing interest of 4.5% per annum and maturing on November 1, 2004, bringing the loan to a total of $8,939,880.

On January 28, 2005, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2004. with a maturity date of November 1, 2005 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2004.

During fiscal 2005 Mr. Gilbert lent the Company an additional $1,123,415, bringing the loan to a total of $9,989,880 on October 31, 2005. On January 27, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%.

      Effective October 1998, the Company began leasing space from Field Point Capital Management Company (FPCM), a company 100% owned by the Company's Chairman, for $1,000 per month. For the year ended October 31, 2004, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM. The Company did not make any rent payments to FPCM during the year ended October 31, 2005. For the year ended October 31, 2004, the Company paid FPCM total rent payments of approximately $4,000. For the year ended October 31, 2003, the Company paid FPCM total rent payments of approximately $12,000.

      (b) Certain Business Relationships

      None

      (c) Indebtedness of Management

      None

      (d) Transactions with Promoters

      Not applicable

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2006 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) List of documents filed as a part of
      this Annual Report on Form 10-K:                                 Page
      --------------------------------                                 ----

      (1) Index to consolidated financial statements included in Part II of this Report:

            Report of Independent Registered Public
            Accounting Firm - BDO Seidman, LLP                          F-1

            Report of Independent Registered Public
            Accounting Firm - Ernst & Young LLP                         F-2

            Consolidated balance sheets as of
            October 31, 2005 and 2004                                   F-3

            Consolidated statements of
            operations for the years ended
            October 31, 2005, 2004 and 2003                             F-4

            Consolidated statements of
            stockholders' deficit for the years ended
            October 31, 2005, 2004 and 2003                             F-5

            Consolidated statements of cash
            flows for the years ended
            October 31, 2005, 2004 and 2003                             F-6

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGADATA CORPORATION


DATED: JANUARY 27, 2006     By: /s/ James T. Barry
                                ----------------------------------------
                                James T. Barry
                                President and Chief
                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


DATED: JANUARY 27, 2006         /s/ James T. Barry
                                ----------------------------------------
                                James T. Barry
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


DATED: JANUARY 27, 2006         /s/ Jeffrey P. Devaney
                                ----------------------------------------
                                Jeffrey P. Devaney
                                Chief Financial Officer, Treasurer and Secretary
                                (Principal Financial and Accounting Officer)

DATED: JANUARY 27, 2006         /s/ G.S. Beckwith Gilbert
                                ----------------------------------------
                                G.S. Beckwith Gilbert
                                Chairman and Director


DATED: JANUARY 27, 2006         /s/ John R. Keller
                                ----------------------------------------
                                John R. Keller
                                Executive Vice President and Director


DATED: JANUARY 27, 2006         /s/ Richard R. Schilling, Jr.
                                ----------------------------------------
                                Richard R. Schilling, Jr.
                                Director


DATED: JANUARY 27, 2006         /s/ Bruce N. Whitman
                                ----------------------------------------
                                Bruce N. Whitman
                                Director


DATED: JANUARY 27, 2006         /s/ Paul L. Graziani
                                ----------------------------------------
                                Paul L. Graziani
                                Director


DATED: JANUARY 27, 2006         /s/ James J. Morgan
                                 ---------------------------------------
                                James J. Morgan
                                Director

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Megadata Corporation and Subsidiaries as of October 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. We have also audited the schedule as listed in Part IV,
Item 15(a)(2) for the two years ended October 31, 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megadata Corporation and Subsidiaries at October 31, 2005 and 2004, and the results of its operations and its cash flows for the two years then ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                            /s/ BDO Seidman, LLP

Melville, New York
January 9, 2006, except for
footnote 6, which is January 27, 2006

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Megadata Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Megadata Corporation and Subsidiaries for the year ended October 31, 2003. Our audit also includes the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Megadata Corporation and Subsidiaries for the year ended October 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Melville, New York
January 16, 2004

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                         OCTOBER 31,
                                                                    2005             2004
                                                                ------------     ------------
ASSETS
Current assets:
   Cash                                                         $     89,029     $    122,849
   Accounts receivable, net                                          483,617          422,641
   Inventories                                                       166,118          138,648
   Prepaid expenses and other current assets                         170,191           34,456
                                                                ------------     ------------
Total current assets                                                 908,955          718,594

Property, plant and equipment, net                                   128,352           92,111
PASSUR(R) network, net                                             2,275,884        2,481,375
Software development costs, net                                      947,626          779,926
Other assets                                                          26,425           12,575
                                                                ------------     ------------
Total Assets                                                    $  4,287,242     $  4,084,581
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                             $    321,238     $    292,974
   Accrued expenses and other current liabilities                    559,908          369,106
   Accrued expenses--related parties                                  81,564          135,604
   Note payable, current portion                                       4,815               --
   Deferred income, current portion                                  712,333          770,419
                                                                ------------     ------------
Total current liabilities                                          1,679,858        1,568,103

Note payable, less current portion                                     4,815               --
Deferred income, less current portion                                106,505          219,957
Notes payable--related party                                       9,989,880        8,866,465
                                                                ------------     ------------
                                                                  11,781,058       10,654,525
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value
     $.01 per share; none issued or outstanding                           --               --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,784,615 in 2005 and 2004                47,846           47,846
   Additional paid-in capital                                      4,094,182        4,094,182
   Accumulated deficit                                           (10,012,369)      (9,088,497)
                                                                ------------     ------------
                                                                  (5,870,341)      (4,946,469)
Treasury Stock, at cost, 696,500 shares in 2005
    and 2004                                                      (1,623,475)      (1,623,475)
                                                                ------------     ------------
Total stockholders' deficit                                       (7,493,816)      (6,569,944)
                                                                ------------     ------------
Total liabilities and stockholders' deficit                     $  4,287,242     $  4,084,581
                                                                ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                                                       YEARS ENDED OCTOBER 31,
                                                                2005             2004             2003
                                                            ------------     ------------     ------------
Revenues:
    Subscription                                            $  3,270,098     $  2,556,078     $  1,738,709
    Maintenance                                                  434,175          429,650          514,550
    Other                                                        104,500          124,880           29,020
                                                            ------------     ------------     ------------
   Total revenues                                              3,808,773        3,110,608        2,282,279
                                                            ------------     ------------     ------------
Cost and expenses:
   Cost of sales                                               2,002,335        2,033,182        1,767,556
   Research and development                                      392,496          392,766          403,080
   Selling, general and administrative expenses                1,920,008        1,694,567        1,940,961
                                                            ------------     ------------     ------------
                                                               4,314,839        4,120,515        4,111,597
                                                            ------------     ------------     ------------
Loss from operations                                            (506,066)      (1,009,907)      (1,829,318)

Other income (expense):
   Interest income                                                 1,928              473              566
   Interest expense--related party                              (414,576)        (375,675)        (654,385)
                                                            ------------     ------------     ------------
Loss before income taxes                                        (918,714)      (1,385,109)      (2,483,137)
Provision for income taxes                                         5,158            4,427            2,985
                                                            ------------     ------------     ------------
Net loss                                                    $   (923,872)    $ (1,389,536)    $ (2,486,122)
                                                            ============     ============     ============
Basic and diluted loss per common share                     $       (.23)    $       (.35)    $       (.71)
                                                            ============     ============     ============
Weighted-average shares used in the calculation of basic
   and diluted net loss per common share                       4,088,115        3,961,885        3,484,365
                                                            ============     ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                Consolidated Statements of Stockholders' Deficit

                  Years Ended October 31, 2005, 2004, and 2003

                                          COMMON
                                       SHARES AFTER
                                         DEDUCTING                 ADDITIONAL                                     TOTAL
                                         TREASURY       COMMON      PAID-IN      ACCUMULATED      TREASURY    STOCKHOLDERS'
                                           STOCK        SHARES       AMOUNT        CAPITAL         STOCK         DEFICIT
                                      ------------------------------------------------------------------------------------
Balance at October 31, 2002              3,473,115       41,696     3,716,832     (5,212,839)    (1,623,475)    (3,077,786)

Exercise of common stock options            15,000          150         2,100             --             --          2,250
Common stock options granted                                                                                        21,250
  for services performed                                     --            --          21,250            --             --
Net loss                                                                          (2,486,122)                   (2,486,122)
                                      ------------------------------------------------------------------------------------
Balance at October 31, 2003              3,488,115       41,846     3,740,182     (7,698,961)    (1,623,475)    (5,540,408)

Issued as interest on notes payable        600,000        6,000       354,000             --             --        360,000

Net loss                                        --           --            --     (1,389,536)            --     (1,389,536)
                                      ------------------------------------------------------------------------------------
Balance at October 31, 2004              4,088,115    $  47,846   $ 4,094,182   $ (9,088,497)   $(1,623,475)  $ (6,569,944)
                                      ------------------------------------------------------------------------------------
NET LOSS                                        --           --            --       (923,872)            --       (923,872)
                                      ------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2005              4,088,115    $  47,846   $ 4,094,182   $(10,012,369)   $(1,623,475)  $ (7,493,816)
                                      ------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                     YEARS ENDED OCTOBER 31,
                                                                2005           2004            2003
                                                           --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (923,872)   $ (1,389,536)   $ (2,486,122)
Adjustments to reconcile net loss to net cash used in
   (provided by) operating activities:
     Depreciation and amortization                              774,945         709,787         651,660
     Provision for bad debts                                         --              --           2,488
     Loss on disposal of network assets                              --         110,980         150,492
     Common stock issued for interest                                --         360,000
     Common stock options granted for services performed
                                                                     --              --          21,250
     Changes in operating assets and liabilities:
       Accounts receivable                                      (60,976)         63,052        (257,505)
       Inventories                                              (27,470)         56,606         108,379
       Prepaid expenses and other current assets               (135,736)         49,469         (11,725)
       Other assets                                             (13,850)          4,740          (1,230)
       Accounts payable                                          28,264          83,681        (247,462)
       Deferred income                                         (171,538)        147,688          58,313
          Accrued expenses and other current liabilities        136,762         (50,533)        (26,414)
                                                           --------------------------------------------
Total adjustments                                               530,401       1,535,470         448,246
                                                           --------------------------------------------
Net cash provided by (used in) operating activities            (393,471)        145,934      (2,037,876)
                                                           --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to PASSUR(R) network                                 (332,382)       (198,897)       (495,525)
Capital expenditures                                            (73,382)        (27,484)        (15,321)
Additions to Software development costs, net                   (358,000)       (245,684)       (252,347)
                                                           --------------------------------------------
Net cash used in investing activities                          (763,764)       (472,065)       (763,193)
                                                           --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised                                --              --           2,250
Proceeds from  notes payable--related party                   1,123,415         400,000       2,761,465
                                                           --------------------------------------------
Net cash provided by financing activities                     1,123,415         400,000       2,763,715
                                                           --------------------------------------------

Increase (Decrease) in cash                                     (33,820)         73,869         (37,354)
Cash--beginning of year                                         122,849          48,980          86,334
                                                           --------------------------------------------
Cash--end of year                                          $     89,029    $    122,849    $     48,980
                                                           ============================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                $    414,576    $      6,475    $    632,934
   Income taxes                                            $      5,159    $      4,426    $      2,985
   Capital expenditures financed                           $     14,000              --              --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 2005

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Megadata Corporations, (the "Company") principal business is the delivery of unique flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

BASIS OF PRESENTATION

At October 31, 2005, the Company's current liabilities exceeded current assets by $771,000, it had a stockholder's deficit of $10,012,000, and it incurred a net loss of $924,000 for the year ended October 31, 2005.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, enhancements to existing products as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR(R) network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through January 12, 2007. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

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

For the period ended October 31, 2005, the provision for doubtful accounts is $6,000 compared to none recorded as of the fiscal year ended October 31, 2004. The Company monitors its outstanding accounts receivable balance and believes the $6,000 provision is reasonable.

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

PASSUR NETWORK

The PASSUR(R) network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation of $1,929,000 and $1,441,000 as of October 31, 2005 and 2004, respectively. Depreciation is charged to cost of sales and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years for PASSUR(R) Systems and five years for related workstations. Units that are not placed into service (at October 31, 2005 total of 3 units) are not depreciated until they are placed in service. During fiscal 2005, 2004 and 2003, the Company capitalized $475,000, $353,000 and $612,000 of costs related to the PASSUR(R) Network, respectively. During fiscal 2005, the amount capitalized to the PASSUR(R) Network includes transfers from inventory of approximately $44,000.

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PASSUR NETWORK (CONTINUED)

In fiscal 2005 the Company did not dispose of any PASSUR(R) Network assets. During fiscal 2004, the Company disposed of certain PASSUR(R) Network assets and recorded a loss on disposal of approximately $111,000, which represented the net book value of these assets. Such loss on disposal was recorded in cost of sales.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2005 are recoverable through anticipated future sales of such applicable products. During fiscal 2005 and 2004 the Company capitalized approximately $358,000 and $287,000, respectively. During fiscal year 2005, 2004 and 2003, the Company recorded approximately $190,000, $145,000 and $65,000 of amortization related to software development projects, respectively, of which certain projects were completed and released for sale and certain projects were still in development as each year end.

In fiscal 2005 the Company did not write off any capitalized software projects. During fiscal 2004, the Company wrote off costs incurred to date for one in-process capitalized software project totaling approximately $41,000, which was charged to Cost of Sales. The capitalized software project commenced in fiscal 2001 and was deemed by the Company to be no longer viable. The project was never completed nor made available for sale.

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

Costs associated with subscription and maintenance revenues consists primarily of direct labor, communication costs, depreciation of PASSUR(R) Network assets, amortization of software development costs and overhead costs allocations. Also included in costs of sales are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR(R) Network units added which include the production, shipments and installations of these assets which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development programs which are amortized in cost of sales.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 to stock-based compensation (see Note 8. Stock Options):

                                               FISCAL YEARS ENDED
                                  --------------------------------------------
                                   OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                      2005            2004            2003
                                  --------------------------------------------
Reported net loss                 $   (924,000)   $ (1,390,000)   $ (2,486,000)
Pro-forma stock compensation
   expense                             (28,900)        (22,000)        (33,000)
                                  --------------------------------------------
Pro-forma net loss                $   (952,900)   $ (1,412,000)   $ (2,519,000)
                                  ============================================
Reported basic and diluted net
   loss per common share          $       (.23)   $       (.35)   $       (.71)
                                  ============================================
Pro-forma basic and diluted net
   loss per common share          $       (.23)   $       (.36)   $       (.72)
                                  ============================================

                      Megadata Corporation and Subsidiaries

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

For the fiscal years ended October 31, 2005, 2004 and 2003, the Company's comprehensive loss is equivalent to that of the Company's total net loss for those respective periods.

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

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company is currently evaluating a plan of implementation and expects that the financial statement impact of adoption will approximate the proforma impact presented above.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, ("SFAS 154") which is a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005 and the Company plans to adopt SFAS 154 on October 1, 2006. The Company does not expect the adoption of SFAS 154 to have a significant impact on its financial statements.

                      Megadata Corporation and Subsidiaries

2. INVENTORIES

Inventories are summarized as follows:

                                           OCTOBER 31,
                                         2005       2004
                                       -------------------
      Parts and raw materials          $102,000   $ 63,000
      Finished goods                     64,000     76,000
                                       -------------------
                                       $166,000   $139,000
                                       ===================

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                         ESTIMATED
                                           USEFUL             OCTOBER 31,
                                            LIVES         2005          2004
                                         --------------------------------------

      Leasehold improvements              3-5 years    $  109,000    $  109,000
      Equipment                          5-10 years     2,386,000     2,303,000
      Furniture and  fixtures            5-10 years       415,000       415,000
                                                       ------------------------
                                                        2,910,000     2,827,000
      Less accumulated depreciation
        and amortization                                2,782,000     2,735,000
                                                       ------------------------
                                                       $  128,000    $   92,000
                                                       ========================

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $47,000, $34,000, and $50,000 for the years ended October 31, 2005, 2004, and 2003, respectively.

                      Megadata Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4. SOFTWARE DEVELOPMENT COSTS

Software development costs are comprised of costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed, after technological feasibility is established and ending when the product is available for release to customers. As of October 31, 2005 and 2004, the Company had approximately $1,363,000, and $1,005,000 of such costs capitalized, and $416,000 and $225,000 of accumulated amortization, respectively. The weighted average amortization period of the Company's software development costs as of October 31, 2005 is approximately 3 years.

Amortization expense on these assets for the fiscal years ended October 31, 2005, 2004 and 2003 was approximately $190,000, $145,000, and $65,000, respectively. Amortization expense for the years ended October 31, 2006, 2007, 2008, 2009 and 2010 will approximate $199,000, $187,000, $142,000, $57,000 and
$9,000, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                         OCTOBER 31,
                                                      2005       2004
                                                    -------------------
      Accrued payroll, payroll taxes and benefits   $245,000   $149,000
      Accrued professional fees                      151,000    103,000
      Accrued license fees                           100,000     75,000
      Accrued travel and entertainment                    --     19,000
      Accrued advertising and marketing               28,000         --
      Other accrued liabilities                       36,000     23,000
                                                    -------------------
                                                    $560,000   $369,000
                                                    ===================

6. NOTES PAYABLE--RELATED PARTY

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

During fiscal 2004, the Chairman of the Company, Mr. Gilbert loaned the Company an additional $400,000 in the aggregate under certain promissory notes bearing interest of 4.5% per annum and maturing on November 1, 2004, bringing the loan to a total of $8,939,880.

On January 28, 2005, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2004. with a maturity date of November 1, 2005 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2004.

During fiscal 2005 Mr. Gilbert lent the Company an additional $1,123,415, bringing the loan to a total of $9,989,880 on October 31, 2005. On January 27, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%.

                      Megadata Corporation and Subsidiaries

7. LEASES AND NOTE PAYABLE

The Company's software development facility is located in Bohemia, New York, under a lease that was extended for an additional three years commencing November 1, 2005 through October 31, 2008. Minimum rent under this agreement for the period ended October 31, 2005 approximates $86,000 per year. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount. The Company's headquarters located in Greenwich, CT are rented for a five year period ending June 30, 2009 at an amount of $45,000 per year. All other operating leases are under a month-to-month arrangement. See also Note 10. Related Parties.

Fiscal Year Ended October 31:             Operating Leases
2006                                          $ 134,000
2007                                            136,000
2008                                            139,000
2009                                             30,000
2010                                                 --

Thereafter                                           --

Total minimum lease payments                  $ 439,000

In November of 2005, the Company entered into a three year financing agreement with a third party for accounting software. The total amount financed at zero percent interest amounted to approximately $14,000. The minimum payments due on the note will approximate $5,000 for fiscal year ended October 2006 and 2007, respectively. The note will be paid in full during fiscal year 2007.

8. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2005, the Company has available a federal net operating loss carry-forward of approximately $16,079,000 for income tax purposes which will expire in various tax years from 2006 through 2025. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $6,371,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

                      Megadata Corporation and Subsidiaries

9. STOCK OPTIONS

The Company's stock option plans provide for the granting of stock options for up to 1,800,000 shares of the Company's common stock. The option price per share is the fair market value at date of grant, except on the issuance of non-qualified options in which the option price is not less than 85% of the fair market value of the common stock. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the common stock at the date of grant.

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

In accordance with SFAS No. 123, pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these stock options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004, and 2003, respectively: risk-free interest rates of 3.92% for fiscal 2005, 2004 and 2003; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.113 in fiscal 2005;
1.113 in fiscal 2004, and 1.133 in fiscal 2003; and an 8 year weighted-average expected life of the options.

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

Information with respect to options during the years ended October 31, 2005, 2004 and 2003 are as follows:

                                         2005                      2004                       2003
                                ---------------------     ----------------------     ----------------------
                                             WEIGHTED                   WEIGHTED                   WEIGHTED
                                              AVERAGE                    AVERAGE                    AVERAGE
                                             EXERCISE                   EXERCISE                   EXERCISE
                                 OPTIONS       PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                ---------------------------------------------------------------------------
Options outstanding--
   beginning of year            1,210,000      $ .56      1,043,000       $ .58      1,093,000       $ .65
Incentive options granted         351,000        .25        342,000         .42        319,000         .32
Options forified and expired           --         --       (175,000)        .40       (354,000)        .58
Options exercised                      --         --             --          --        (15,000)        .15
                                ---------------------------------------------------------------------------
Options outstanding--
   end of year                  1,561,000      $ .49      1,210,000       $ .56      1,043,000       $ .58
                                ===========================================================================
Options exercisable at
   end of year                    909,900      $ .62        680,710       $ .69        596,331       $ .73
                                ===========================================================================
Weighted average fair
   value per share of
   options granted during                      $ .25                      $ .42                      $ .29
   the year                                  =======                    =======                    =======

                      Megadata Corporation and Subsidiaries

9. STOCK OPTIONS (CONTINUED)

      The following table summarizes information about stock options outstanding at October 31, 2005:

                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  ---------------------------------------------------------------------------
                              Weighted-Average
   Range of                      Remaining       Weighted-Average             Weighted-Average
Exercise Prices     Shares    Contractual Life    Exercise Price    Shares     Exercise Price
---------------     ------    ----------------    --------------    ------     --------------
 $ .15 - $ .24       333,500      6.7 years            $.15          147,500        $.15
 $ .25 - $ .38       569,000      8.0 years             .29          205,740         .28
 $ .40 - $ .55       316,000      7.5 years             .50          214,160         .50
 $ .63 - $ .84       285,000      4.9 years             .79          285,000         .79
 $1.63 - $2.75        57,500      4.4 years            2.60           57,500        2.60
                  ----------                                       ---------
                   1,561,000                                         909,900
                  ==========                                       =========

As of October 31, 2005, there were 1,840,000 shares of common stock reserved for future issuance under the Company's stock option plan.

10. MAJOR CUSTOMERS

The Company is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

During the year ended October 31, 2005, one customer accounted for approximately 18% of total revenues. During the year ended October 31, 2004, one customer accounted for approximately 23% of total revenues. During the year ended October 31, 2003, two customers accounted for approximately 24% and 13% of total revenues. The Company had export sales of approximately $174,000, $64,000 and $74,000 in fiscal 2005, 2004, and 2003, respectively. All sales, including export sales, are denominated in U.S. dollars.

11. RELATED PARTY TRANSACTIONS

Effective October 1998, the Company began leasing space from Field Point Capital Management Company (FPCM), a company 100% owned by the Company's Chairman, for $1,000 per month. For the year ended October 31, 2004, the Company's monthly rent for space subleased from FPCM was reduced to $500 per month and its obligation for such lease was on a month-to-month basis. Effective July 1, 2004, the Company terminated its month to month sublease with FPCM. The Company did not make any rent payments to FPCM during the year ended October 31, 2005. For the year ended October 31, 2004, the Company paid FPCM total rent payments of approximately $4,000. For the year ended October 31, 2003, the Company paid FPCM total rent payments of approximately $12,000.

                      Megadata Corporation and Subsidiaries

11. RELATED PARTY TRANSACTIONS (CONTINUED)

For the years ended October 31, 2005, 2004, and 2003 the Company paid approximately $24,000, $23,000, and $16,000 respectively, to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with either the production of various replacement components, systems production or upgrade equipment of PASSUR(R) systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

On January 19, 2005, the Company and Field Point Capital Management Company
(FPCM), a company 100% owned by Mr. Gilbert, entered into an agreement to share the services of an employee of the Company. Mr. Gilbert reimbursed the Company for approximately 80% of the salary and taxes associated with the employee. The net costs incurred by the Company for the period ended October 31, 2005 were approximately $16,000.

Accrued expenses - related parties consist of the following:

                                               OCTOBER 31,
                                             2005       2004
                                           -------------------
Interest on notes payable (note 6)         $     --   $ 73,000
Accounts payable employee reimbursements         --     33,000
Accrued travel expenses                      47,000     20,000
Due to FPCM                                      --     10,000
Accrued commission                           22,000         --
                                           -------------------
                                           $ 69,000   $136,000
                                           ===================

12. ROYALTY AGREEMENT

The Company is a party to a license agreement, as amended in fiscal 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR(R) systems for use with airline dispatch arrangements and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR(R) systems and/or data subscriptions for noise applications. The Company pays a royalty based on the number of PASSUR(R) systems sold and/or installed and generating subscription revenues subject to a minimum annual royalty of $75,000. This license agreement is in effect until the date of expiration of the last PASSUR(R) patent to expire, which occurs in 2013.

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

                      Megadata Corporation and Subsidiaries

13. QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2005 and 2004. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of any normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances have been reclassified to conform to the presentation of balances as stated in this Annual Report on Form 10-K.

13. QUARTERLY RESULTS OF OPERATIONS (CONTINUED)

                                                                        THREE MONTHS ENDED
                              ------------------------------------------------------------------------------------------------------
                               OCT. 31,      JULY 31,    APRIL 30,   JANUARY 31,    OCT. 31,     JULY 31,    APRIL 30,   JANUARY 31,
                                 2005          2005         2005         2005         2004         2004        2004          2004
                              ------------------------------------------------------------------------------------------------------
TOTAL NET REVENUES            $1,012,012    $ 985,844    $ 978,772    $ 832,145    $ 876,181    $ 767,287    $ 737,601    $ 729,853

WRITE DOWN OF NETWORK ASSETS                                                        (110,980)

LOSS FROM OPERATIONS            (132,384)     (82,256)     (94,599)    (196,827)    (448,894)    (205,264)    (194,048)    (161,701)

NET LOSS                        (238,101)    (186,730)    (194,651)    (304,390)    (543,629)    (300,209)    (288,433)    (257,265)

BASIC AND DILUTED NET LOSS
   PER SHARE                  $     (.06)   $    (.05)   $    (.05)   $    (.07)   $    (.13)   $    (.07)   $    (.08)   $    (.07)
------------------------------------------------------------------------------------------------------------------------------------

                      Megadata Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                              ADDITIONS
                                                            CHARGED TO
                              BALANCE AT      CHARGED TO      OTHER                         BALANCE
                             BEGINNING OF     COSTS AND     ACCOUNTS -      DEDUCTIONS      AT END
DESCRIPTION                      PERIOD        EXPENSES      DESCRIBE       - DESCRIBE     OF PERIOD
-----------------------------------------------------------------------------------------------------
Year Ended
October 31, 2005;
-----------------------------------------------------------------------------------------------------
Reserves and allowances
deducted from asset
accounts:
-----------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable                            (12,000)                       (5,725)         (6,275)
-----------------------------------------------------------------------------------------------------
Valuation allowance on
deferred tax asset            $5,988,500                      $376,500(a)                 $6,365,000
-----------------------------------------------------------------------------------------------------
                              $5,988,500       (12,000)       $376,500        (5,725)     $6,371,275
-----------------------------------------------------------------------------------------------------
Year Ended
October 31, 2004;
Reserves and allowances
deducted from asset
accounts:
Reserve for estimated
doubtful accounts -
accounts receivable           $    6,838            --                       ($6,838)             --
Valuation allowance on
deferred tax asset            $5,362,500                      $626,000(a)                 $5,988,500
                              -----------------------------------------------------------------------
                              $5,369,338            --        $626,000       ($6,838)     $5,988,500
                              =======================================================================
Year Ended
October 31, 2003;
Reserves and allowances
deducted from asset
accounts:
Reserve for estimated
doubtful accounts -
accounts receivable           $    4,350        $2,488                                    $    6,838
Valuation allowance on
deferred tax asset            $4,300,000                    $1,062,500(a)                 $5,362,500
                              -----------------------------------------------------------------------
                              $4,304,350        $2,488      $1,062,500                    $5,369,338
                              =======================================================================

(a) Valuation allowance for deferred tax assets.


                                       S-1