Form 10-Q
period 2006-01-31
MEGADATA CORP
filed 2006-03-15
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2006
                                ----------------

                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 000-7642
                                                --------

                              MEGADATA CORPORATION
                              --------------------
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                           11-2208938
---------------------------------                            -------------------
   (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

47 Arch Street, Greenwich, Connecticut                             06830
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                          (Zip Code)

Registrant's telephone number, including area code: (203) 622-4086
                                                    --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer, See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                            Yes [ ]           No [X]
================================================================================

There were 4,091,448 shares of common stock with a par value of $0.01 per share outstanding as of March 10, 2006.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page

PART I.  Financial Information                                                3

Item 1.  Financial Statements.

         Consolidated Balance Sheets - January 31, 2006
         (unaudited) and October 31, 2005 (audited).                          3

         Consolidated Statements of Operations (unaudited)
         Three months ended January 31, 2006 and 2005.                        4

         Consolidated Statements of Cash Flows (unaudited)
         three months ended January 31, 2006 and 2005.                        5

         Notes to Consolidated Financial
         Statements (unaudited) - January 31, 2006.                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.         29

Item 4.  Controls and Procedures.                                            29

PART II. Other Information                                                   30

Item 6.  Exhibits                                                            30

Signatures                                                                   31

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                JANUARY 31,     OCTOBER 31,
                                                                   2006            2005
                                                               ----------------------------
                                                                (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash                                                        $    130,466    $     89,029
   Accounts receivable, net                                         809,950         483,617
   Inventory                                                        253,500         166,118
   Prepaid expenses and other current assets                        108,185         170,191
                                                               ----------------------------
Total current assets                                              1,302,101         908,955

Property, plant and equipment, net                                  124,845         128,352
PASSUR network, net                                               2,205,389       2,275,884
Software development costs, net                                     991,188         947,626
Other assets                                                         26,425          26,425
                                                               ----------------------------
Total Assets                                                   $  4,649,948    $  4,287,242
                                                               ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                            $    600,376    $    321,238
   Accrued expenses and other current liabilities                   497,267         559,908
   Accrued expenses--related parties                                181,072          81,564
   Note payable-current portion                                       4,012           4,815
   Notes payable--related party                                   9,989,880              --
   Deferred income, current portion                                 887,565         712,333
                                                               ----------------------------
Total current liabilities                                        12,160,172       1,679,858

Note payable, less current portion                                    4,415           4,815
Deferred income, less current portion                                98,449         106,505
Notes payable--related party                                             --       9,989,880
                                                               ----------------------------
                                                                 12,263,036      11,781,058
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value
      $.01 per share; none issued or outstanding                         --              --
   Common shares--authorized 10,000,000 shares, par value
      $.01 per share; issued 4,784,615 in 2006 and 2005
                                                                     47,846          47,846
   Additional paid-in capital                                     4,101,923       4,094,182
   Accumulated deficit                                          (10,139,382)    (10,012,369)
                                                               ----------------------------
                                                                 (5,989,613)     (5,870,341)
  Treasury Stock, at cost, 696,500 shares in 2006
     and 2005                                                    (1,623,475)     (1,623,475)
                                                               ----------------------------
Total stockholders' deficit                                      (7,613,088)     (7,493,816)
                                                               ----------------------------
Total liabilities and stockholders' deficit                    $  4,649,948    $  4,287,242
                                                               ============================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                  THREE MONTHS ENDED JANUARY 31,
                                                       2006           2005
                                                  -----------------------------
Revenues:
   Subscriptions                                   $   906,584    $   714,531
   Maintenance                                         111,180        101,115
   Other                                                    --         16,500
                                                  -----------------------------
Total revenues                                       1,017,764        832,146
                                                  -----------------------------
Cost and expenses:
   Cost of sales                                       426,745        481,737
   Research and development                             99,266        101,357
   Selling, general and administrative expenses        501,789        445,879
                                                  -----------------------------
                                                     1,027,800      1,028,973
                                                  -----------------------------
Loss from operations                                   (10,036)      (196,827)

Other income (expense):
   Interest income                                       1,360            405
   Interest expense--related party                    (114,884)      (102,809)
                                                  -----------------------------
Loss before income taxes                              (123,560)      (299,231)
Provision for income taxes                               3,453          5,159
                                                  -----------------------------
Net loss                                           $  (127,013)   $  (304,390)
                                                  =============================
Net loss per common share--basic
   and diluted                                     $      (.03)   $      (.07)
                                                  =============================
Weighted average number of common shares
   outstanding--basic and diluted                    4,088,115      4,088,115
                                                  =============================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                          THREE MONTHS ENDED JANUARY 31,
                                                               2006           2005
                                                          ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (127,013)    $ (304,390)
Adjustments to reconcile net loss to net cash
 Provided by operating activities:
      Depreciation and amortization                            210,458        183,954
      Non cash stock compensation expense                        7,741             --
      Changes in operating assets and liabilities:
         Accounts receivable                                  (326,333)       (26,424)
         Inventories                                           (87,382)        (3,288)
         Prepaid expenses and other current assets              62,006        (37,840)
         Accounts payable                                      279,138        162,579
         Deferred income                                       167,176        (41,321)
         Accrued expenses and other current liabilities         36,867         77,299
                                                          ------------------------------
Total adjustments                                              349,671        314,959
                                                          ------------------------------
Net cash provided by operating activities                      222,658         10,569

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                                 (76,300)       (32,000)
Software development costs                                     (94,521)      (111,374)
Capital expenditures                                            (9,197)        (2,177)
                                                          ------------------------------
Net cash used in investing activities                         (180,018)      (145,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                          --         73,415
Payments on note payable                                        (1,203)            --
                                                          ------------------------------
Net cash (used in) provided by financing activities             (1,203)        73,415
                                                          ------------------------------
Increase (decrease) in cash                                     41,437        (61,567)
Cash--beginning of period                                       89,029        122,849
                                                          ------------------------------
Cash--end of period                                         $  130,466     $   61,282
                                                          ==============================
SUPPLEMENTAL INFORMATION
Capital expenditures financed through note payable                  --     $   14,000
                                                          ==============================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 2006

                                   (Unaudited)

1. NATURE OF BUSINESS

Megadata Corporation (the "Company" or "we") is a provider of flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2005 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2006 and its consolidated results of operations and cash flows for the three months ended January 31, 2006 and 2005.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR(R) network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment through March 8, 2007 from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2006.

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

For the period ended January 31, 2006, the provision for doubtful accounts was $3,000 compared to $6,000 recorded as of the fiscal year ended October 31, 2005. The Company monitors its outstanding accounts receivable balance and believes the $3,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2006 are recoverable through anticipated future sales of such applicable products.

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

COMPREHENSIVE LOSS

Comprehensive loss for the three months ended January 31, 2006 and 2005 is equivalent to that of the Company's total net loss for those respective periods.

STOCK BASED COMPENSATION PLANS

Prior to November 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant, therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payments" to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements.

Effective November 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

The weighted average fair value of options outstanding during the three months ended January 31, 2006 was $.21. These options vest over a period of three years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three months ended January 31, 2006: risk-free interest rates of 4.32%, volatility factor of the expected market price of the Company's Common Stock of 1.113, assumed dividend yield of 0%, and a weighted-average expected life of the option of 8 years.

For the three months ended January 31, 2006, stock compensation expense of approximately $8,000 was charged to operations, consisting of $1,000 for options granted during the first quarter of fiscal 2006 and $7,000 for non vested options granted prior to October 31, 2005. As of January 31, 2006, there was $37,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.5 years.

The following table illustrates the effect on net income and net income per share for the three months ended January 31, 2005 as if the Company had consistently measured the compensation cost for the Company's stock option programs under the fair value method adopted on November 1, 2005:

                                                    JANUARY 31, 2005
                                                    ----------------

      Reported net loss                               ($ 304,000)
      Pro-forma stock compensation expense
                                                      ($   7,400)
      Pro-forma net loss                              ($ 311,400)
                                                    ================
      Reported basic and diluted net loss
         per common share
                                                      $     (.07)
                                                    ================
      Pro-forma basic and diluted net loss
         per common share                             $     (.08)
                                                    ================

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On January 27, 2006, the Company and its significant shareholder, G.S.Beckwith Gilbert, entered into a debt extension agreement pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of an outstanding promissory note previously issued by the Company to Mr. Gilbert. Pursuant to the agreement, effective November 1, 2005, total principal and accrued interest, owed to Mr. Gilbert as of October 31, 2005, was aggregated into a new note with a principal amount of $9,989,880, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%.

On January 19, 2005, the Company and Field Point Capital Management Company
(FPCM), a company 100% owned by Mr. Gilbert, entered into an agreement to share the services of an employee of the Company. Mr. Gilbert agreed to reimburse the Company for approximately 80% of the salary and taxes associated with the employee. The net costs incurred by the Company for the period ended January 31, 2006 was approximately $6,000. As of January 31, 2006, this employee was no longer employed by either the Company or FPCM.

The Company paid approximately $13,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement and upgrades to equipment used in PASSUR(R) systems during the three months ended January 31, 2006. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

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

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR(R) Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer-owned PASSUR(R) systems, revenues from system sales and system upgrades and revenues from other services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three months ended January 31, 2006 increased by approximately $186,000, or 22%, as compared to the same period of fiscal 2005. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs and the ease of delivery through its web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three months ended January 31, 2006, subscription-based revenues increased approximately $192,000, or 27%, when compared to the same period in fiscal 2005. Maintenance revenues increased approximately $10,000 for the three months ended January 31, 2006 when compared to the same period in fiscal 2005. The increase in subscription based revenues and maintenance revenues more than offset the decrease in other revenues of approximately $17,000.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and developing new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR(R) system at a customer's specific request.

The Company shipped two and installed one Company-owned PASSUR(R) systems during the three months ended January 31, 2006. Such installations have been capitalized as part of the "PASSUR(R) Network." The Company intends to expand the PASSUR(R) Network by manufacturing, shipping and installing additional PASSUR(R) systems throughout fiscal 2006. Management anticipates that these future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of January 31, 2006 there were 44 Company-owned PASSUR(R) systems located at various airports throughout the continental United States.

Management has decided to discontinue marketing various non-PASSUR(R) product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company did not record any non-PASSUR(R) revenues for the three months ended January 31, 2006 and 2005, respectively.

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

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three months ended January 31, 2006, cost of sales decreased by approximately $55,000, or 11%, as compared to the same period in fiscal 2005. This decrease was primarily due to a decrease in outside consulting and an increase in the capitalization of manufacturing costs as well as PASSUR(R) Network costs. The decrease in costs is partially offset by an increase in salary and benefits, depreciation, and recruitment costs.

Cost of sales includes labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate cost of sales between subscription based revenues and maintenance revenues. Also included in cost of sales is depreciation and amortization of the PASSUR(R) Network assets and software development costs; for the three months ended January 31, 2006 and 2005, these costs were approximately $198,000 and $175,000, respectively, and were reduced by the capitalization of manufacturing costs, PASSUR(R) Network assets and software development costs of approximately $74,000, $76,000 and $95,000, respectively.

RESEARCH AND DEVELOPMENT

For the three months ended January 31, 2006 and 2005, research and development expenses remained relatively constant. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer-sponsored research and development activities during the three months ended January 31, 2006 and 2005. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended January 31, 2006, selling, general and administrative expenses increased by approximately $56,000, or 13%, as compared to the same period in fiscal 2005. The increase was primarily due to increased sales and marketing personnel and increased marketing for the three months ended January 31, 2006, as compared to the same period in fiscal 2005.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2006 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income and interest expense did not change significantly for the three months ended January 31, 2006, as compared to the same period of fiscal 2005.

For the three months ended January 31, 2006, interest expense-related party increased by approximately $12,000, or 12%, as compared to the same period of fiscal 2005. The increase is due to approximately $1,050,000 in higher debt as compared to the same period in fiscal 2005. Total debt at January 31, 2006 was $9,989,880 at an effective interest rate of 4.5 %.

NET LOSS

The Company incurred a net loss of $127,000, or $.03 per diluted common share, during the three months ended January 31, 2006. During the corresponding period of fiscal 2005, the Company incurred a net loss of $304,000, or $.07 per diluted common share. Despite the increase in total revenues of approximately 22% for the three months ended January 31, 2006, the costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR(R) Network contributed to the loss.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2006, the Company's current liabilities exceeded current assets by $10,858,000. On that date, included in current liabilities, were notes payable related party of $9,989,880. At January 31, 2006, the Company's stockholders' deficit was $10,139,000. For the three months ended January 31, 2006, the Company incurred a net loss of $127,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network" by continuing to install PASSUR(R) systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through March 8, 2007. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the three months ended January 31, 2006, net cash provided by operating activities was approximately $223,000. Cash flows used in investing activities was approximately $180,000 and consisted primarily of capitalized software development and PASSUR(R) Network costs. Cash used by financing activities was approximately $1,000. No principal payments on notes payable - related party were made during the three months ended January 31, 2006.

The Company recorded a net loss of approximately $127,000 for the three months ended January 31, 2006. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model, but higher costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR(R) Network partially offset such increased revenues. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

As of January 31, 2006, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS                                          PAYMENTS DUE BY PERIOD
                                                      LESS THAN 1                      MORE THAN
                                          TOTAL           YEAR         1 - 3 YEARS      3 YEARS
                                      ------------------------------------------------------------
Operating Leases                      $    405,302    $    134,205    $    271,097              --

Promissory Notes                      $  9,989,880    $  9,989,880              --              --

Other Long-Term Obligations           $    675,000    $     75,000    $    225,000    $    375,000
                                      ------------------------------------------------------------
Total contractual cash obligations    $ 11,070,182    $ 10,199,085    $    496,097    $    375,000
                                      ============================================================

o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($88,550 - fiscal 2006, $91,206 - fiscal 2007, $93,942 - fiscal 2008). Beginning August 1, 2005 rent for the Company's headquarters located in Greenwich, CT increased to $3,750 per month ($45,000 per year to June 30, 2009). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).

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

From time to time, the Company will receive one-time payments from customers for rights, including but not limited to the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. Such one-time payments are in the form of license fees. These fees are recognized as revenue ratably over the longer of the term of the license agreement or the expected useful life of such license arrangement, whichever is longer (typically five years).

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

The Company's net capitalized software costs at January 31, 2006 totaled $991,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property plant and equipment, PASSUR(R) Network and software development costs which at January 31, 2006, approximated $125,000, $2,205,000 and $991,000, respectively. Long lived assets accounted for 71% of the Company's total assets. The carrying value of the long-lived assets is dependent on the forecasted and actual cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of January 31, 2006, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The total net property, plant and equipment approximated $125,000, the total net PASSUR(R) Network approximated $2,205,000 and the total net software development costs approximated $991,000. The total depreciation and amortization expense related to capitalized assets for the three months ended January 31, 2006 approximated $159,000 and $51,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

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

The total depreciation and/or amortization for the three months ended January 31, 2006 approximated $210,000, the plant property and equipment component approximated $13,000, the PASSUR(R) Network component approximated $146,000 and software development costs approximated $51,000.

STOCK-BASED COMPENSATION

Prior to November 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant, therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payments" to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements.

Effective November 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

RISK FACTORS

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND EXPECTS ITS LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

The Company has incurred significant losses during the last six fiscal years. The Company incurred net losses of $127,000 for the three months ended January 31, 2006, $924,000 for the fiscal year ended October 31, 2005, $1,390,000 for the fiscal year ended October 31, 2004; $2,486,000 for the fiscal year ended October 31, 2003 and $2,110,000 for the fiscal year ended October 31, 2002. As of January 31, 2006, the Company's accumulated deficit was approximately $10,139,000. The Company anticipates that it will continue to incur net losses and negative cash flows for the next several reporting periods. The Company's ability to achieve and maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with its business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

THE COMPANY'S SUCCESS IS DEPENDENT ON THE AVIATION INDUSTRY. IF THE COMPANY DOES NOT EXECUTE ITS BUSINESS PLAN OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO THE DEPRESSED AVIATION INDUSTRY, ITS RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD CONTINUE TO BE ADVERSELY AFFECTED.

The Company's revenues are solely derived from the aviation industry. The Company's future revenues and results of operations are dependent on its continued execution of its subscription-based revenue strategy and development of new software solutions and applications for the aviation industry. Due to the currently depressed aviation industry, it is not assured that the Company will be able to continue to report growth in its subscription-based business or sustain its current subscription business. If the Company is unable to sustain and/or increase its levels of revenues, and is not successful in reducing costs, its cash requirements may increase and the results of operations will continue to be adversely affected.

Additionally, the aviation industry has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the war on terrorism and the uncertainty in the current economic climate. The aviation industry is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company and its business, financial condition and operating results.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

The Company has incurred significant negative cash flows from operations over the past several fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through March 8, 2007. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in the aviation industry, in which liquidity and resources are already adversely affected. The Company has significant cost requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

THE COMPANY MAY BE SUBJECT TO EXISTING AND NEWLY ISSUED GOVERNMENT REGULATIONS RELATING TO THE DISTRIBUTION OF FLIGHT-TRACKING DATA.

The Company currently maintains strict security regulations for its data in order to comply with current government regulations. Due to the continued growing security needs and concerns of the aviation industry, new government regulations may be implemented. Such new regulations may, in some cases, hinder the Company's ability to provide current and/or additional services.

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

We currently own three issued patents. In addition, eleven additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR(R) systems.

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

We cannot guarantee that our future products, technologies and software applications will not inadvertently infringe valid patents or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others. Investigations of any claims from third parties alleging infringement of their intellectual property, whether with or without merit, can be expensive and could affect development, marketing, selling or delivery of our products. Defending against intellectual property infringement claims could be time consuming and costly, and irrespective of whether or not the Company is successful, could disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against the Company may result in significant monetary liability and could adversely affect our business, financial condition, operating results and cash flow.

FORWARD LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources" and "Risk Factors" above) contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) systems and other product lines as a result of potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact such changes in regulation could have on the Company's business Additional uncertainties are related to a) the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products, b) its ability to adequately protect its intellectual property, c) its ability to secure future financing and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief or expectation only as of such date. The Company undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

                                          MEGADATA CORPORATION


DATED: MARCH 14, 2006                     By: /s/ James T. Barry
                                              -----------------------------
                                              James T. Barry, President and
                                                Chief Executive Officer


DATED: MARCH 14, 2006                     By: /s/ Jeffrey P. Devaney
                                              -----------------------------
                                              Jeffrey P. Devaney, Chief
                                                Financial Officer, Treasurer
                                                and Secretary