Form 10-Q
period 2006-04-30
MEGADATA CORP
filed 2006-06-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006
                                    ---------

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

                              Yes |X|       No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                              Yes |_|       No |X|

     ======================================================================

There were 4,091,448 shares of common stock with a par value of $0.01 per share outstanding as of June 9, 2006.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page

PART I.      Financial Information                                            3

Item 1.      Financial Statements.

             Consolidated Balance Sheets - April 30, 2006
             (unaudited) and October 31, 2005 (audited).                      3

             Consolidated Statements of Operations (unaudited)
             Six months ended April 30, 2006 and 2005.                        4

             Consolidated Statements of Operations (unaudited)
             Three months ended April 30, 2006 and 2005.                      5

             Consolidated Statements of Cash Flows (unaudited)
             six months ended April 30, 2006 and 2005.                        6

             Notes to Consolidated Financial Statements
             (unaudited) - April 30, 2006.                                    7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                            14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.     25

Item 4.      Controls and Procedures.                                        25

PART II.     Other Information                                               26

Item 5:      Submission of matters to a Vote of Security Holders.            26

Item 6.      Exhibits.                                                       27

Signatures.                                                                  28

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                        APRIL 30,      OCTOBER 31,
                                                                          2006            2005
                                                                      ----------------------------
                                                                       (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash                                                               $    133,972    $     89,029
   Accounts receivable, net                                                692,767         483,617
   Inventory                                                               221,228         166,118
   Prepaid expenses and other current assets                               120,107         170,191
                                                                      ----------------------------
Total current assets                                                     1,168,074         908,955

Property, plant and equipment, net                                         111,916         128,352
PASSUR network, net                                                      2,420,806       2,275,884
Software development costs, net                                          1,014,002         947,626
Other assets                                                                26,425          26,425
                                                                      ----------------------------
Total Assets                                                          $  4,741,223    $  4,287,242
                                                                      ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                   $    587,172    $    321,238
   Accrued expenses and other current liabilities                          510,584         559,908
   Accrued expenses--related parties                                       323,948          81,564
   Note payable-current portion                                              4,415           4,815
   Notes payable--related party                                         10,214,880              --
   Deferred income, current portion                                        740,367         712,333
                                                                      ----------------------------
Total current liabilities                                               12,381,366       1,679,858

Note payable, less current portion                                           2,808           4,815
Deferred income, less current portion                                       88,485         106,505
Notes payable--related party                                                    --       9,989,880
                                                                      ----------------------------
Commitment and contingencies                                            12,472,659      11,781,058

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01
     per share; none issued or outstanding                                      --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,787,948 in 2006 and 4,784,615 in 2005
                                                                            47,879          47,846
   Additional paid-in capital                                            4,110,282       4,094,182
   Accumulated deficit                                                 (10,266,122)    (10,012,369)
                                                                      ----------------------------
                                                                        (6,107,961)     (5,870,341)
   Treasury Stock, at cost, 696,500 shares in 2006
     and 2005                                                           (1,623,475)     (1,623,475)
                                                                      ----------------------------
Total stockholders' deficit                                             (7,731,436)     (7,493,816)
                                                                      ----------------------------
Total liabilities and stockholders' deficit                           $  4,741,223    $  4,287,242
                                                                      ============================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                   SIX MONTHS ENDED APRIL 30,
                                                      2006            2005
                                                  ----------------------------
Revenues:
   Subscriptions                                  $  1,810,852    $  1,554,622
   Maintenance                                         213,487         205,095
   Other                                                 9,392          51,200
                                                  ----------------------------
Total revenues                                       2,033,731       1,810,917
                                                  ----------------------------
Cost and expenses:
   Cost of sales                                       844,387         992,927
   Research and development                            206,878         199,892
   Selling, general and administrative expenses      1,005,107         909,524
                                                  ----------------------------
                                                     2,056,372       2,102,343
                                                  ----------------------------
Loss from operations                                   (22,641)       (291,426)

Other income (expense):
   Interest income                                       2,788             820
   Interest expense--related party                    (227,396)       (203,277)
                                                  ----------------------------
Loss before income taxes                              (247,249)       (493,883)
Provision for income taxes                               6,504           5,159
                                                  ----------------------------
Net loss                                          $   (253,753)   $   (499,042)
                                                  ============================
Net loss per common share--basic
   and diluted                                    $       (.06)   $       (.12)
                                                  ============================
Weighted average number of common shares
   outstanding--basic and diluted                    4,091,448       4,088,115
                                                  ============================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                  THREE MONTHS ENDED APRIL 30,
                                                      2006            2005
                                                  ----------------------------
Revenues:
   Subscriptions                                  $    904,268    $    840,092
   Maintenance                                         102,307         103,980
   Other                                                 9,392          34,700
                                                  ----------------------------
Total revenues                                       1,015,967         978,772
                                                  ----------------------------
Cost and expenses:
   Cost of sales                                       417,642         511,190
   Research and development                            107,612          98,535
   Selling, general and administrative expenses        503,318         463,646
                                                  ----------------------------
                                                     1,028,572       1,073,371
                                                  ----------------------------
Loss from operations                                   (12,605)        (94,599)

Other income (expense):
   Interest income                                       1,428             416
   Interest expense--related party                    (112,512)       (100,468)
                                                  ----------------------------
Loss before income taxes                              (123,689)       (194,651)
Provision for income taxes                               3,052              --
                                                  ----------------------------
Net loss                                          $   (126,741)   $   (194,651)
                                                  ============================
Net loss per common share--basic
   and diluted                                    $       (.03)   $       (.05)
                                                  ============================
Weighted average number of common shares
   outstanding--basic and diluted                    4,091,448       4,088,115
                                                  ============================

SEE ACCOMPANYING NOTES.

                                       Megadata Corporation and Subsidiaries

                                       Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                      SIX MONTHS ENDED APRIL 30,
                                                         2006          2005
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $ (253,753)   $ (499,042)
Adjustments to reconcile net loss to net cash
 Provided by operating activities:
    Depreciation and amortization                        426,464       370,638
    Non cash stock compensation expense                   15,333            --
    Changes in operating assets and liabilities:
      Accounts receivable                               (209,150)     (117,001)
      Inventories                                        (55,110)      (43,882)
      Prepaid expenses and other current assets           50,084        (4,725)
      Accounts payable                                   265,934       295,306
      Deferred income                                     10,014      (110,050)
      Accrued expenses and other current liabilities     193,061       202,921
                                                      ------------------------
Total adjustments                                        696,630       593,207
                                                      ------------------------
Net cash provided by operating activities                442,877        94,165

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                          (441,660)      (85,650)
Software development costs                              (168,900)     (218,192)
Capital expenditures                                     (10,766)      (13,529)
                                                      ------------------------
Net cash used in investing activities                   (621,326)     (317,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                      800            --
Proceeds from notes payable--related party               225,000       173,415
Payments on note payable                                  (2,408)           --
                                                      ------------------------
Net cash provided by financing activities                223,392       173,415
                                                      ------------------------
Increase (decrease) in cash                               44,943       (49,791)
Cash--beginning of period                                 89,029       122,849
                                                      ------------------------
Cash--end of period                                   $  133,972    $   73,058
                                                      ========================
SUPPLEMENTAL INFORMATION
Capital expenditures financed through note payable            --    $   14,000
                                                      ========================

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2006

                                   (Unaudited)

1. NATURE OF BUSINESS

Megadata Corporation (the "Company" or "we") is a provider of flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company has what it believes is a unique database of flight information, powered by a network of company-owned passive radars and several other data sources, that when combined with the Company's suite of data products, web-based software, and web-based collaborative decision tools, provide airlines and airports services that we believe are otherwise unavailable in most cases. The Company now provides services to over 40 airports as well as over 30 airlines and continues to expand services to each in this traditional market. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for its customers.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2005 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2006 and its consolidated results of operations and cash flows for the six months ended April 30, 2006 and 2005.

Management is addressing the working capital and stockholders' deficiencies plus the operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR(R) network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope of normal operating requirements, for which the Company has a commitment through June 6, 2007 from its significant shareholder and Chairman, and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

For the period ended April 30, 2006, the provision for doubtful accounts was approximately $3,500 compared to $6,000 recorded as of the fiscal year ended October 31, 2005. The Company monitors its outstanding accounts receivable balance and believes the $3,500 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2006 are recoverable through anticipated future sales of such applicable products.

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

COMPREHENSIVE LOSS

Comprehensive loss for the six months ended April 30, 2006 and 2005 is equivalent to that of the Company's total net loss for those respective periods.

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

The weighted average fair value of options outstanding during the six months ended April 30, 2006 was $.46. These options vest over a period of three years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the six months ended April 30, 2006: risk-free interest rates of 4.47%, volatility factor of the expected market price of the Company's Common Stock of 1.113, assumed dividend yield of 0%, and a weighted-average expected life of the option of 6.8 years.

For the six months ended April 30, 2006, stock compensation expense of approximately $15,000 was primarily charged to selling, general and administrative expense, consisting of $1,000 for options granted during the first six months of fiscal 2006 and $14,000 for non vested options granted prior to October 31, 2005. As of April 30, 2006, there was $58,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock option activity during the six months ended April 30, 2006, is as follows:

                                         Number of    Weighted    Weighted average    Aggregate
                                         options      average     remaining           intrinsic
                                                      exercise    contracted term     value
                                                      price       (years)
                                         -------------------------------------------------------
Outstanding at November 1, 2005          1,561,000    $   0.49
Options granted                            172,000        0.47
Options exercised                           (3,333)       0.24
Options forfeited                          (46,667)       1.56
Options outstanding at April 30, 2006    1,683,000         .46        6.8             $  771,000
Options exercisable at April 30, 2006    1,100,240         .51        5.6             $  565,000

The weighted average grant-date fair value of options granted during the six months ended April 30, 2006 was $0.47 and the aggregate intrinsic value of the options exercised was $800.

A summary of our non-vested shares as of April 30, 2006 and changes during the six months ended April 30, 2006 is presented below:

                                                       Weighted
                                                        average
                                                      grant date
                                      Shares          fair value
                                     ---------------------------
Nonvested at November 1, 2005         611,100          $  0.31
Granted                               172,000             0.47
Vested                               (153,673)            0.34
Forfeited                             (46,667)            1.56
Nonvested at April 30, 2006           582,760              .35

The following table illustrates the effect on net income and net income per share for the six months ended April 30, 2005 as if the Company had consistently measured the compensation cost for the Company's stock option programs under the fair value method adopted on November 1, 2005:

                                            FOR THE THREE       FOR THE SIX
                                             MONTHS ENDED       MONTHS ENDED
                                            --------------------------------
                                            APRIL 30, 2005     APRIL 30,2005

Reported net loss                             ($ 194,700)       ($ 499,000)
Pro-forma stock compensation expense          ($   7,400)       ($  14,800)
                                            --------------------------------
Pro-forma net loss                            ($ 202,100)       ($ 513,800)
                                            ================================
Reported basic and diluted net loss per
   common share                               $     (.05)       $     (.12)
                                            ================================
Pro-forma basic and diluted net loss
   per common share                           $     (.05)       $     (.13)
                                            ================================

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

During the six months ended April 30, 2006, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $225,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2006. As of April 30, 2006, the aggregate principal amount of notes due to Mr. Gilbert was $10,214,880. The notes are secured by the Company's assets.

On January 19, 2005, the Company and Field Point Capital Management Company
(FPCM), a company 100% owned by Mr. Gilbert, entered into an agreement to share the services of an employee of the Company. Mr. Gilbert agreed to reimburse the Company for approximately 80% of the salary and taxes associated with the employee. The net cost incurred by the Company for the six months ended April 30, 2006 was approximately $6,000. As of January 31, 2006, this employee was no longer employed by either the Company or FPCM.

The Company paid approximately $31,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of new PASSUR(R) parts and various replacement and upgraded equipment used in PASSUR(R) systems during the six months ended April 30, 2006. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

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

Over the past several years, the Company has been developing and selling information and software from its unique flight database, powered by the PASSUR(R) passive radar network, to airlines and airports, while simultaneously investing in growing the radar network and integrating additional information sets into the database. Because of its investments in this database and web-dashboard technologies, and the "vetting" of both by its airline and airport customers, the Company is now taking new versions of the information and software product to other segments of the aviation market including corporate aviation and its ancillary industries as well as online travel services. The Company has created and continues to create collaborative web-based software that allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both its traditional and new customers.

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

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR(R) Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer-owned PASSUR(R) systems, revenues from system sales and system upgrades and revenues from other services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three and six months ended April 30, 2006 increased by approximately $37,000, or 4%, and $223,000, or 12%, respectively, as compared to the same periods of fiscal 2005. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs as well as the ease of delivery through its web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and six months ended April 30, 2006, subscription-based revenues increased approximately $64,000, or 8%, and $256,000, or 16%, respectively, when compared to the same periods in fiscal 2005. Maintenance revenues were approximately at the same level for the three and six months ended April 30, 2006 as compared to the same periods of fiscal 2005. The increase in subscription based revenues for three and six months more than offset the decrease in other revenues of approximately $25,000 and $42,000, respectively.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and developing new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR(R) system at a customer's specific request.

The Company shipped three and installed two Company-owned PASSUR(R) systems during the six months ended April 30, 2006. Such installations have been capitalized as part of the "PASSUR(R) Network." The Company intends to expand the PASSUR(R) Network by manufacturing, shipping and installing additional PASSUR(R) systems throughout fiscal 2006. The Company manufactured five Passur units for the six months ended April 30, 2006. Management anticipates that these future PASSURS(R) will provide increased coverage for the PASSUR(R) Network. The Company will continue to market the data generated from the PASSUR(R) Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of April 30, 2006 there were 45 Company-owned PASSUR(R) systems located at various airports throughout the continental United States.

Management has decided to discontinue marketing various non-PASSUR(R) product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company did not record any non-PASSUR(R) revenues for the three and six months ended April 30, 2006 and 2005, respectively.

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

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three and six months ended April 30, 2006, cost of sales decreased by approximately $94,000, or 18%, and $149,000, or 15%, respectively, as compared to the same periods in fiscal 2005. This decrease was primarily due to a decrease in outside consulting plus the capitalization of some overhead and labor due to the manufacture of new PASSURS(R) as well as an increase in the capitalization of PASSUR(R) Network costs. These decreases are partially offset by an increase in salary and benefit expense, depreciation, and capitalized software costs.

Cost of sales includes labor, communication costs and allocated overhead. Also included in cost of sales is depreciation and amortization of the PASSUR(R) Network assets and software development costs. For the three months ended April 30, 2006 and 2005, these costs were approximately $216,000 and $179,000, respectively. Cost of sales was reduced by the capitalization of some labor and overhead in the cost of new PASSUR(R) production, as well as by the capitalization of PASSUR(R) Network assets and software development costs of approximately $285,000 and $156,000, respectively. For the six months ended April 30, 2006 and 2005, these costs were approximately $426,000 and $354,000, respectively, and were reduced by the capitalization of labor and overhead costs, as well as the capitalization of PASSUR(R) Network assets and software development costs of approximately $525,000 and $289,000, respectively.

RESEARCH AND DEVELOPMENT

For the three and six months ended April 30, 2006 and 2005, research and development expenses remained relatively constant. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer-sponsored research and development activities during the three and six months ended April 30, 2006 and 2005. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and six months ended April 30, 2006, selling, general and administrative expenses increased by approximately $40,000, or 9%, and $96,000, or 11%, respectively, as compared to the same periods in fiscal 2005. The increase was primarily due to increased personnel costs and increased marketing for the three and six months ended April 30, 2006, as compared to the same periods in fiscal 2005.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2006 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income did not change significantly for the three and six months ended April 30, 2006, as compared to the same period of fiscal 2005.

For the three and six months ended April 30, 2006, interest expense-related party increased by approximately $12,000, or 12%, and $24,000, or 12%, respectively, as compared to the same period of fiscal 2005. The increase is due to approximately $1,175,000 in higher debt as compared to the same period in fiscal 2005. Total debt at April 30, 2006 was $10,215,000 at an effective interest rate of 4.5 %.

NET LOSS

The Company incurred a net loss of $127,000, or $.03 and $254,000, or $.06 per diluted common share, during the three and six months ended April 30, 2006. During the corresponding periods of fiscal 2005, the Company incurred a net loss of $195,000, or $.05 and $499,000, or $.12 per diluted common share. Despite the increase in total revenues of approximately of 4% and 12%, resprectively, for the three and six months ended April 30, 2006, the costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR(R) Network contributed to the loss.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2006, the Company's current liabilities exceeded current assets by $11,213,000. On that date, included in current liabilities, were notes payable related party of $10,215,000. At April 30, 2006, the Company's stockholders' deficit was $10,266,000. For the six months ended April 30, 2006, the Company incurred a net loss of $254,000.

Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network" by continuing to install PASSUR(R) systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through June 6, 2007. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the six months ended April 30, 2006, net cash provided by operating activities was approximately $443,000. Cash flow used in investing activities was approximately $621,000 and consisted primarily of capitalized software development and PASSUR(R) Network costs. Cash provided by financing activities was approximately $223,000. No principal payments on notes payable - related party were made during the six months ended April 30, 2006.

The Company recorded a net loss of approximately $254,000 for the six months ended April 30, 2006. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model, but higher costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR(R) Network partially offset such increased revenues. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

As of April 30, 2006, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS                                       PAYMENTS DUE BY PERIOD
                                                     LESS THAN 1                    MORE THAN
                                         TOTAL          YEAR        1 - 3 YEARS      3 YEARS
                                     ---------------------------------------------------------
Operating Leases                     $    371,923   $    134,878   $    237,045             --
Promissory Notes                     $ 10,214,880   $ 10,214,880             --             --
Other Long-Term Obligations          $    675,000   $    150,000   $    225,000   $    300,000
                                     ---------------------------------------------------------
Total contractual cash obligations   $ 11,261,803   $ 10,499,758   $    462,045   $    300,000
                                     =========================================================

      o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($88,550 - fiscal 2006, $91,206 - fiscal 2007, and $93,942 - fiscal 2008). Beginning
            August 1, 2005 rent for the Company's headquarters located in Greenwich, CT increased to $3,750 per month ($45,000 per year to June 30, 2009). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).

      o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and such payments will continue until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000.

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

The Company's net capitalized software costs at April 30, 2006 totaled $1,014,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"). The Company reviews long-lived assets for impairment when circumstances indicate either the carrying amount of an asset may not be recoverable or at each reporting period. Impairment is recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. The Company evaluates the periods of amortization continually in determining whether any events or circumstances warrant revised estimates of useful lives.

The Company's long-lived assets include property, plant and equipment, PASSUR(R) Network and software development costs, which at April 30, 2006, approximated $112,000, $2,421,000 and $1,014,000, respectively. Long lived assets accounted for 75% of the Company's total assets. The carrying value of the long-lived assets is dependent on the forecasted and actual cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of April 30, 2006, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The total net property, plant and equipment approximated $112,000, the total net PASSUR(R) Network approximated $2,421,000 and the total net software development costs approximated $1,014,000. The total depreciation and amortization expense related to capitalized assets for the three and six months ended April 30, 2006 approximated $216,000 and $426,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

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

The total depreciation and/or amortization for the six months ended April 30, 2006 approximated $426,000. Of such total depreciation and /or amortization, the plant, property and equipment component approximated $26,000, the PASSUR(R) Network component approximated $297,000 and software development costs approximated $103,000. Total depreciation and/or amortization for the three months ended April 30, 2006 approximated $216,000; the plant property and equipment component approximated $14,000, the PASSUR(R) Network component approximated $150,000 and software development costs approximated $52,000.

STOCK-BASED COMPENSATION

Prior to November 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as the end of the period covered by this report
(i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Shareholders at the Company's Annual Meeting on April 13, 2006 voted to:

            (1)   Elect the following to the Board of Directors:

                                                   For          Withhold
                                                   ---          --------
                  G.S. Beckwith Gilbert         3,569,913         3,350
                  James T. Barry                3,569,913         3,350
                  John R. Keller                3,569,913         3,350
                  Paul L. Graziani              3,569,913         3,350
                  Richard R. Schilling          3,569,913         3,350
                  Bruce N. Whitman              3,569,913         3,350
                  James J. Morgan               3,569,913         3,350

            (2) Ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending October 31, 2006.

                     For        Against    Abstain
                     ---        -------    -------
                  3,568,713      3,500      1,050

            (3) To approve the amendment of the Company's 1999 Stock Incentive Plan to increase the number of shares available for issuance in connection with awards thereunder from 1,800,000 to 2,200,000.

                     For        Against    Abstain     Non-Vote
                     ---        -------    -------     --------
                  3,011,804      35,550     4,848       521,061

ITEM 6. EXHIBITS

      10.1 Megadata Corporation Amended 1999 Stock Incentive Plan, incorporated by reference from our Form 8-K, filed April 17,2006

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

                                    MEGADATA CORPORATION


DATED: JUNE 14, 2006                By: /s/ James T. Barry
                                        -----------------------------------
                                        James T. Barry, President and
                                        Chief Executive Officer


DATED: JUNE 14, 2006                By: /s/ Jeffrey P. Devaney
                                        -----------------------------------
                                        Jeffrey P. Devaney, Chief Financial
                                        Officer, Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX

                                                                  PAPER (P) OR
EXHIBIT NO.                     DESCRIPTION                      ELECTRONIC (E)
--------------------------------------------------------------------------------
10.1          Megadata Corporation Amended 1999 stock                   E
              Incentive Plan, incorporated by reference from the Form 8-K filed on April 17, 2006

31.1          Certification of Chief Executive Officer                  E
              pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

31.2          Certification of Chief Financial Officer                  E
              pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

32.1          Certification of Chief Executive Officer                  E
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

32.2          Certification of Chief Financial Officer                  E
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002