Form 10-Q
period 2006-07-31
MEGADATA CORP
filed 2006-09-13
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2006
                                                 -------------

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                         Commission file number 000-7642
                                                --------

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

                                Yes |_|    No |X|
     ======================================================================

There were 4,091,448 shares of common stock with a par value of $0.01 per share outstanding as of September 12, 2006.

                                      INDEX

                      Megadata Corporation and Subsidiaries

                                                                            Page

PART I.     Financial Information                                             3

Item 1.     Financial Statements.

            Consolidated Balance Sheets - July 31, 2006 (unaudited)
            and October 31, 2005 (audited).                                   3

            Consolidated Statements of Operations (unaudited) Nine
            months ended July 31, 2006 and 2005.                              4

            Consolidated Statements of Operations (unaudited)
            Three months ended July 31, 2006 and 2005.                        5

            Consolidated Statements of Cash Flows (unaudited) Nine
            months ended July 31, 2006 and 2005.                              6

            Notes to Consolidated Financial Statements (unaudited) -
            July 31, 2006.                                                    7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                             15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.      26

Item 4.     Controls and Procedures.                                         26

PART II.    Other Information                                                27

Item 6.     Exhibits                                                         27

Signatures                                                                   28

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      Megadata Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                JULY 31,       OCTOBER 31,
                                                                  2006            2005
                                                              ------------    ------------
                                                               (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
  Cash                                                        $    446,851    $     89,029
  Accounts receivable, net                                         570,611         483,617
  Inventory, net                                                   366,566         166,118
  Prepaid expenses and other current assets                        208,080         170,191
                                                              ------------    ------------
Total current assets                                             1,592,108         908,955
Property, plant and equipment, net                                 106,192         128,352
PASSUR network, net                                              2,526,405       2,275,884
Software development costs, net                                  1,110,496         947,626
Other assets                                                        34,225          26,425
                                                              ------------    ------------
Total Assets                                                  $  5,369,426    $  4,287,242
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                            $    712,226    $    321,238
  Accrued expenses and other current liabilities                   538,297         559,908
  Accrued expenses--related parties                                198,751          81,564
  Note payable-current portion                                       4,415           4,815
  Notes payable--related party                                  10,914,880              --
  Deferred income, current portion                                 648,391         712,333
                                                              ------------    ------------
Total current liabilities                                       13,016,960       1,679,858

Note payable, less current portion                                   1,604           4,815
Deferred income, less current portion                               52,127         106,505
Notes payable--related party                                            --       9,989,880
                                                              ------------    ------------
                                                                13,070,691      11,781,058
Commitment and contingencies

Stockholders' deficit:

  Preferred shares - authorized 5,000,000 shares, par value
    $.01 per share; none issued or outstanding                          --              --
  Common shares--authorized 10,000,000 shares, par value
    $.01 per share; issued 4,787,948 in 2006 and 4,784,615
    in 2005                                                         47,879          47,846
  Additional paid-in capital                                     4,118,064       4,094,182
  Accumulated deficit                                          (10,243,733)    (10,012,369)
                                                              ------------    ------------
                                                                (6,077,790)     (5,870,341)

  Treasury Stock, at cost, 696,500 shares in 2006
    and 2005                                                    (1,623,475)     (1,623,475)
                                                              ------------    ------------
Total stockholders' deficit                                     (7,701,265)     (7,493,816)
                                                              ------------    ------------
Total liabilities and stockholders' deficit                   $  5,369,426    $  4,287,242
                                                              ============    ============

SEE ACCOMPANYING NOTES

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                 NINE MONTHS ENDED JULY 31,
                                                     2006          2005
                                                 -----------    -----------
Revenues:
  Subscriptions                                  $ 2,774,100    $ 2,413,544
  Maintenance                                        315,015        310,367
  Other                                               18,892         72,850
                                                 -----------    -----------
Total revenues                                     3,108,007      2,796,761
                                                 -----------    -----------
Cost and expenses:
  Cost of revenues                                 1,171,468      1,479,598
  Research and development                           303,499        295,684
  Selling, general and administrative expenses     1,513,903      1,395,161
                                                 -----------    -----------
                                                   2,988,870      3,170,443
                                                 -----------    -----------
Income (loss) from operations                        119,137       (373,682)
Other income (expense):
  Interest income                                      4,370          1,255
  Interest expense--related party                   (348,367)      (308,186)
                                                 -----------    -----------
Loss before income taxes                            (224,860)      (680,613)
Provision for income taxes                             6,504          5,159
                                                 -----------    -----------
Net loss                                         $  (231,364)   $  (685,772)
                                                 ===========    ===========
Net loss per common share--basic
  and diluted                                    $      (.06)   $      (.17)
                                                 ===========    ===========
Weighted average number of common shares
  outstanding--basic and diluted                   4,091,448      4,088,115
                                                 ===========    ===========

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                 THREE MONTHS ENDED JULY 31,
                                                     2006           2005
                                                 -----------    -----------
Revenues:
   Subscriptions                                 $   963,249    $   858,922
   Maintenance                                       101,528        105,272
   Other                                               9,500         21,650
                                                 -----------    -----------
Total revenues                                     1,074,277        985,844
                                                 -----------    -----------

Cost and expenses:
  Cost of revenues                                   327,081        486,671
  Research and development                            96,621         95,792
  Selling, general and administrative expenses       508,796        485,637
                                                 -----------    -----------
                                                     932,498      1,068,100
                                                 -----------    -----------
Income (loss) from operations                        141,779        (82,256)

Other income (expense):
  Interest income                                      1,581            435
  Interest expense--related party                   (120,971)      (104,909)
                                                 -----------    -----------
Income (loss) before income taxes                     22,389       (186,730)
Provision for income taxes                                --             --
                                                 -----------    -----------
Net gain (loss)                                  $    22,390    $  (186,730)
                                                 ===========    ===========

Net income (loss) per common share--basic        $       .01    $      (.05)
                                                 ===========    ===========
Net income (loss) per common share--diluted      $       .01           (.05)

Weighted average number of common shares
  outstanding--basic                               4,091,448      4,088,115
                                                 ===========    ===========
Weighted average number of common shares
  outstanding--diluted                             4,517,020      4,088,115
                                                 ===========    ===========

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                       NINE MONTHS ENDED JULY 31,
                                                           2006           2005
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $  (231,364)   $  (685,772)
Adjustments to reconcile net loss to net cash
 Provided by operating activities:
    Depreciation and amortization                          648,879        562,924
    Non cash stock compensation expense                     23,115             --
    Provision for inventory reserve                         45,000             --
    Provision for doubtful accounts receivable              29,852          9,000
    Changes in operating assets and liabilities:
      Accounts receivable                                 (116,846)       (15,074)
      Inventories                                         (245,448)       (69,223)
      Prepaid expenses and other current assets            (37,889)       (10,044)
      Other assets                                          (7,800)           702
      Accounts payable                                     390,988        208,991
      Deferred income                                     (118,320)      (219,407)
      Accrued expenses and other current liabilities        95,576        404,165
                                                       -----------    -----------
Total adjustments                                          707,107        872,034
                                                       -----------    -----------
Net cash provided by operating activities                  475,743        186,262

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                            (701,484)      (162,950)
Software development costs                                (319,275)      (308,003)
Capital expenditures                                       (19,351)       (41,736)
                                                       -----------    -----------
Net cash used in investing activities                   (1,040,110)      (512,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                        800             --
Proceeds from notes payable--related party                 925,000        273,415
Payments on note payable                                    (3,611)        (2,808)
                                                       -----------    -----------
Net cash provided by financing activities                  922,189        270,607
                                                       -----------    -----------

Increase (decrease) in cash                                357,822        (55,820)
Cash--beginning of period                                   89,029        122,849
                                                       -----------    -----------
Cash--end of period                                    $   446,851    $    67,029
                                                       ===========    ===========

SUPPLEMENTAL INFORMATION
Capital expenditures financed through note
  payable                                                       --    $    14,000
                                                       ===========    ===========

SEE ACCOMPANYING NOTES.

                      Megadata Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  July 31, 2006

                                   (Unaudited)

1. NATURE OF BUSINESS

Megadata Corporation (the "Company" or "we") is a provider of flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company has what it believes is a unique database of flight information, powered by a network of company-owned passive radars and several other data sources, that when combined with the Company's suite of data products, web-based software, and web-based collaborative decision tools, provides airlines and airports services that we believe are otherwise unavailable in most cases. The Company now provides services offered to over 40 airports as well as over 30 airlines and continues to expand services to each in this traditional market. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for its customers.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2005 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2006 and its consolidated results of operations and cash flows for the nine months ended July 31, 2006 and 2005.

Management is addressing the Company's working capital and stockholders' deficiencies plus the operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR(R) network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. If the Company's business plan does not generate sufficient cash flow from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. If such external financing is not consummated, the Company has a commitment through September 6, 2007 from its significant shareholder and Chairman. Funds for other discretionary projects in some cases may be beyond the scope of normal operating requirements and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

For the period ended July 31, 2006, the provision for doubtful accounts was approximately $15,000 compared to $6,000 recorded as of the fiscal year ended October 31, 2005. The Company monitors its outstanding accounts receivable balance and believes the $15,000 provision is reasonable.

COST OF REVENUES

The Company has not segregated its cost of revenues between cost of system revenues and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system revenues consist primarily of purchased materials, direct labor and overhead costs.

Costs associated with subscription and maintenance revenues consist primarily of direct labor, communication costs, depreciation of PASSUR(R) network assets, amortization of software development costs and overhead cost allocations. Also included in costs of revenues are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing PASSUR(R) network systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) network units added, which include the production, shipment and installation of these assets which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development programs which are expensed in cost of revenues.

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor and manufacturing overhead that are related to the purchase and production of inventories. The Company values its inventory during the interim period based on perpetual inventory records.

PASSUR(R) NETWORK

The PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years for PASSUR(R) systems and five years for related workstations. Units are not depreciated until the time they are placed into service.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2006 are recoverable through anticipated future sales of such applicable products.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For all periods in 2005, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share. Shares used to calculate net income (loss) per share are as follows:

                                    FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                              JULY 31,                    JULY 31,
                                    --------------------------   -------------------------
                                         2006         2005           2006         2005
                                         ----         ----           ----         ----
Basic weighted average shares          4,091,448    4,088,115      4,091,448    4,088,115
  outstanding
Effect of dilutive stock options         425,572           --             --           --
                                      ----------   ----------     ----------   ----------
Diluted weighted average shares
  outstanding                          4,517,020    4,088,115      4,091,448    4,088,115
                                      ==========   ==========     ==========   ==========
Weighted average shares which are
  not included in the calculation
  of diluted net income (loss) per
  share because their impact is
  anti-dilutive

Stock options                            302,500    1,481,000      1,675,500    1,481,000

COMPREHENSIVE LOSS

Comprehensive loss for the nine months ended July 31, 2006 and 2005 is equivalent to that of the Company's total net loss for those respective periods.

STOCK BASED COMPENSATION PLANS

Prior to November 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

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

The weighted average fair value of options outstanding during the nine months ended July 31, 2006 was $.46. These options vest over a period of three years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended July 31, 2006: risk-free interest rates of 4.47%, volatility factor of the expected market price of the Company's Common Stock of 1.113, assumed dividend yield of 0%, and a weighted-average expected life of the option of 6.5 years.

For the nine months ended July 31, 2006, stock compensation expense of approximately $23,000 was primarily charged to Selling, General and Administrative expense, consisting of $3,000 for options granted during the first nine months of fiscal 2006 and $20,000 for non vested options granted prior to October 31, 2005. As of July 31, 2006, there was $48,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock option activity during the nine months ended July 31, 2006, was as follows:

                                         Number of       Weighted     Weighted      Aggregate
                                         options         average      average       intrinsic
                                                         exercise     remaining     value
                                                         price        contracted
                                                                      term (years)
                                         -----------------------------------------------------
Outstanding at November 1, 2005          1,561,000        $0.49
Options granted                            172,000         0.47
Options exercised                           (3,333)        0.24
Options forfeited                          (54,167)        1.42
Options outstanding at July 31, 2006     1,675,500          .46           6.5       $767,000
Options exercisable at July 31, 2006     1,190,050          .50           5.6       $593,000

The weighted average grant-date fair value of options granted during the nine months ended July 31, 2006 was $0.47 and the aggregate intrinsic value of the options exercised was $800.

A summary of our non-vested shares as of July 31, 2006 and changes during the nine months ended July 31, 2006 is presented below:

                                                          Weighted
                                                           average
                                                             grant
                                                         date fair
                                          Shares             value
------------------------------------------------------------------
Nonvested at November 1 , 2005            611,100            $0.31
Granted                                   172,000             0.47
Vested                                   (216,043)            0.36
Forfeited                                 (81,607)            1.42
Nonvested at July 31, 2006                485,450              .36

Awards granted prior to the adoption of FAS123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method, there was no compensation expense recognized from the three and nine month periods ended July 31, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value method had been applied:

                                    Three Months      Nine Months
                                         Ended July 31, 2005
-----------------------------------------------------------------
Net loss - as reported               ($186,700)       ($685,800)
Total share-based
compensation expense
determined under fair
value based method                     ($6,800)        ($21,600)
Pro forma net loss                   ($193,500)       ($707,400)
Earnings per share:
Basic as reported                       $ (.05)          $ (.17)
Basic - pro forma                       $ (.05)          $ (.17)
Diluted - as reported                   $ (.05)          $ (.17)
Diluted - pro forma                     $ (.05)          $ (.17)

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

During the nine months ended July 31, 2006, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $925,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2006. As of July 31, 2006, the aggregate principal amount of notes due to Mr. Gilbert was $10,914,880. The notes are secured by the Company's assets.

On January 19, 2005, the Company and Field Point Capital Management Company
(FPCM), a company 100% owned by Mr. Gilbert, entered into an agreement to share the services of an employee of the Company. Mr. Gilbert agreed to reimburse the Company for approximately 80% of the salary and taxes associated with the employee. The net cost incurred by the Company for the nine months ended July 31, 2006 was approximately $6,000. As of January 31, 2006, this employee was no longer employed by either the Company or FPCM.

The Company paid approximately $41,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of new PASSUR(R) parts and various replacement and upgrades to equipment used in PASSUR(R) systems during the nine months ended July 31, 2006. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

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

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR(R) Network. Revenues consist primarily of subscription-based revenues, maintenance revenues from customer-owned PASSUR(R) systems, revenues from system sales and system upgrades and revenues from other services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three and nine months ended July 31, 2006 increased by approximately $88,000, or 9%, and $311,000, or 11%, respectively, as compared to the same periods of fiscal 2005. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs as well as the ease of delivery through its web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and nine months ended July 31, 2006, subscription-based revenues increased approximately $104,000, or 12%, and $361,000, or 15%, respectively, when compared to the same periods in fiscal 2005. Maintenance revenues were consistent for the three and nine months ended July 31, 2006 as compared to the same periods of fiscal 2005. The increase in subscription based revenues for three and nine months more than offset the decrease in other revenues of approximately $12,000 and $54,000, respectively.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and developing new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR(R) system at a customer's specific request.

The Company shipped seven and installed six Company-owned PASSUR(R) systems during the nine months ended July 31, 2006. Such installations have been capitalized as part of the "PASSUR(R) Network." The Company intends to expand the PASSUR(R) Network by manufacturing, shipping and installing additional PASSUR(R) systems throughout fiscal 2006. The Company manufactured five Passur units and has five units in work in process for the nine months ended July 31, 2006. Management anticipates that these future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of July 31, 2006 there were 47 Company-owned PASSUR(R) systems located at various airports throughout the continental United States. Management has decided to discontinue marketing various non-PASSUR(R) product offerings; however, these products continue to contribute slightly to the revenue base from the sale of existing inventory, along with minor service and repair revenues. The Company did not record any non-PASSUR(R) revenues for the three and nine months ended July 31, 2006 and 2005, respectively.

COST OF REVENUES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of revenues are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR(R) Network units added to the asset account, which includes the production, shipment and installation of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets." which are depreciated and/or amortized over the respective useful lives and charged to cost of revenues.

The Company has not segregated its cost of revenues between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three and nine months ended July 31, 2006, cost of revenues decreased by approximately $160,000, or 33%, and $308,000, or 21%, respectively, as compared to the same periods in fiscal 2005. This decrease was primarily due to a decrease in outside consulting and an increase in the capitalization of PASSUR(R) Network costs as a result of the manufacturing of new PASSUR units, manufacturing costs as well as software costs. The decrease in costs is partially offset by an increase in salary and benefits and depreciation.

Cost of revenues includes labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate cost of revenues between subscription based revenues and maintenance revenues. Also included in cost of revenues is depreciation and amortization of the PASSUR(R) Network assets and software development costs; for the three months ended July 31, 2006 and 2005, these costs were approximately $221,000 and $190,000, respectively, and were reduced by the capitalization of manufacturing costs, PASSUR(R) Network assets and software development costs of approximately $447,000 and $158,000, respectively. For the nine months ended July 31, 2006 and 2005, these costs were approximately $642,000 and $556,000, respectively, and were reduced by the capitalization of manufacturing costs, PASSUR(R) Network assets and software development costs of approximately $971,000 and $447,000, respectively.

RESEARCH AND DEVELOPMENT

For the three and nine months ended July 31, 2006 and 2005, research and development expenses remained relatively constant. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer-sponsored research and development activities during the three and nine months ended July 31, 2006 and 2005. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and nine months ended July 31, 2006, selling, general and administrative expenses increased by approximately $23,000, or 5%, and $119,000, or 9%, respectively, as compared to the same periods in fiscal 2005. The increase was primarily due to increased personnel costs and increased marketing for the three and nine months ended July 31, 2006, as compared to the same periods in fiscal 2005.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2006 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income did not change significantly for the three and nine months ended July 31, 2006, as compared to the same periods of fiscal 2005.

For the three and nine months ended July 31, 2006, interest expense-related party increased by approximately $16,000, or 15%, and $40,000, or 13%, respectively, as compared to the same periods of fiscal 2005. The increase is due to approximately $1,775,000 in higher debt as compared to the same periods in fiscal 2005. Total debt at July 31, 2006 was $10,914,880 at an effective interest rate of 4.5 %.

NET LOSS

The Company incurred a net loss of $231,000, or $.06 per diluted common share, during the nine months ended July 31, 2006. During the corresponding period of fiscal 2005, the Company incurred a net loss of $686,000, or $.17 per diluted common share. Despite the increase in total revenues of approximately 11% for the nine months ended July 31, 2006, the costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR(R) Network contributed to the loss. The Company had a profit of $22,000, or $.01 per diluted common share, during the three months ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2006, the Company's current liabilities exceeded current assets by $11,425,000. On that date, included in current liabilities, were notes payable,
- related party of $10,915,000. At July 31, 2006, the Company's stockholders' deficit was $10,244,000. For the nine months ended July 31, 2006, the Company incurred a net loss of $231,000.

Management is addressing the Company's working capital and stockholders' deficiencies and operating losses by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network" by continuing to install PASSUR(R) systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through September 6, 2007. Funding for other discretionary projects in some cases may be beyond the scope of normal operating requirements and, therefore, may not be approved and/or funded. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the nine months ended July 31, 2006, net cash provided by operating activities was approximately $476,000. Cash flows used in investing activities was approximately $1,040,000 and consisted primarily of capitalized software development and PASSUR(R) Network costs. Cash provided by financing activities was approximately $922,000. No principal payments on notes payable - related party were made during the nine months ended July 31, 2006.

The Company recorded a net loss of approximately $231,000 for the nine months ended July 31, 2006. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model, but higher costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR(R) Network partially offset such increased revenues. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively. Interest by potential customers in the information and decision support software products obtained from the PASSUR(R) Network remains strong and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, additional losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

CONTRACTUAL OBLIGATIONS

As of July 31, 2006, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD

                                             LESS THAN                   MORE THAN
                                 TOTAL        1 YEAR      1 - 3 YEARS     3 YEARS
                              -----------   -----------   -----------   -----------
Operating Leases              $   337,852   $   135,542   $   202,310            --
Promissory Notes              $10,914,880   $10,914,880            --            --
Other Long-Term Obligations   $   675,000   $   150,000   $   225,000   $   300,000
                              -----------   -----------   -----------   -----------
Total contractual cash
  obligations                 $11,927,732   $11,200,422   $   427,310   $   300,000
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

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS 86"). Costs incurred to develop computer hardware and software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of revenues.

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

The Company's net capitalized software costs at July 31, 2006 totaled $1,110,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant and equipment, PASSUR(R) Network and software development costs, which at July 31, 2006, approximated $106,000, $2,526,000 and $1,110,000, respectively. Long lived assets accounted for 70% of the Company's total assets. The carrying value of the long-lived assets is dependent on the forecasted and actual cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of July 31, 2006, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The total net property, plant and equipment approximated $106,000, the total net PASSUR(R) Network approximated $2,526,000 and the total net software development costs approximated $1,110,000. The total depreciation and amortization expense related to capitalized assets for the three and nine months ended July 31, 2006 approximated $223,000 and $649,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

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

The total depreciation and/or amortization for the nine months ended July 31, 2006 approximated $649,000. Of such total depreciation and /or amortization, the plant, property and equipment component approximated $42,000, the PASSUR(R) Network component approximated $451,000 and software development costs approximated $156,000. Total depreciation and/or amortization for the three months ended July 31, 2006 approximated $223,000; the plant property and equipment component approximated $14,000, the PASSUR(R) Network component approximated $154,000 and software development costs approximated $55,000.

STOCK-BASED COMPENSATION

Prior to November 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

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

                                         MEGADATA CORPORATION


DATED: SEPTEMBER 13, 2006                By: /s/ James T. Barry
                                         ---------------------------------------
                                             James T. Barry, President and
                                             Chief Executive Officer


DATED: SEPTEMBER 13, 2006                By: /s/ Jeffrey P. Devaney
                                         ---------------------------------------
                                             Jeffrey P. Devaney, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

                                                                  PAPER (P) OR
EXHIBIT NO.                     DESCRIPTION                      ELECTRONIC (E)
--------------------------------------------------------------------------------
    31.1      Certification of Chief Executive Officer                  E
              pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

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