Form 10-K
period 2006-10-31
MEGADATA CORP
filed 2007-01-29
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
               | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006
                                       OR
         | _ | Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from ___ to ___

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

     The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 28, 2006 was $654,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 25, 2007 was 4,091,448

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2006, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

                       (a) GENERAL DEVELOPMENT OF BUSINESS

COMPANY BACKGROUND

Megadata Corporation (the "Company", "Megadata", "we", "our") is a New York corporation founded in 1967. The Company, also known by many of its customers as the PASSUR(R) Company, conducts its business in the United States, Canada, Europe, and Japan. The Company's offices are located at 47 Arch Street, Greenwich, CT, 06830 and 35 Orville Drive, Bohemia, New York, 11716.

The Company's principal business is the delivery from its proprietary PASSUR(R) network of unique flight information, decision support software, analytics, and web-delivered collaborative decision solutions to the aviation industry and organizations that serve, or are served by, the aviation industry. The Company has what it believes is a unique database of flight information, powered by a network of Company-owned passive radars known as PASSUR(R)s which also incorporate several other data sources. This network when combined with our suite of data products, web-based software, and web-based collaborative decision tools, provides airlines and airports services that the Company believes are usually otherwise unavailable. The Company now provides services to over 45 airports and dozens of airlines and continues to expand services to each customer in this traditional, "industrial", market. Concurrently, the Company is taking its specialized content and software, the credibility of which has been established by its large customer base of airports and airlines, and marketing it to the "non-industrial" market - corporate aviation and its ancillary industries, as well as to the online travel services market. This market includes thousands of organizations with a need for more accurate flight information and software tools. In addition, the Company has created and implemented collaborative web-based software which allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making. The Company continues to market with an expanding internal sales and marketing organization as well as through premier distributors.

Revenues during Fiscal Year (FY) 2006 increased by approximately 13%, or $505,000, to $4,314,000 from $3,809,000 in FY 2005, while total costs and expenses in FY 2006 decreased by about 13% or $578,000 to $3,736,000 from $4,315,000 in FY 2005.

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

GENERAL

The Company believes financial performance in the aviation industry is being adversely affected by a lack of accurate flight information. The Company believes its business opportunities come from addressing the following specific problem areas in the aviation industry:

     1. A LACK OF STANDARDIZED, TIMELY, ACCESSIBLE, AND ACCURATE INFORMATION IN THE AVIATION INDUSTRY. The business community has come to expect a sophisticated delivery of rich information in other pace-setting industries such as banking, news, and health care.

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

          The Company's business opportunities arise from its ability to market the PASSUR(R) Information Network, a unique integrated database of otherwise hard-to-access or compartmentalized information. The Company believes the information provided by this network is unique, and makes available a standardized comprehensive data set, accessible to all aviation constituencies. The PASSUR(R) passive radar network is integral to this database.

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

BUSINESS STRATEGY

Over the past several years, Megadata has been developing and selling information and software from its unique flight database (powered by the PASSUR(R) passive radar network) to airlines and airports, while simultaneously investing in growing the radar network and continuously integrating additional information sets into the database. Because of its investments in this database and web-dashboard technologies, and the "vetting" of both by its traditional "industrial" airline and airport markets, Megadata is now taking new versions of the information and software products to the "non-industrial" segment of the aviation markets: corporate aviation and its ancillary industries and online travel services. The Company has created and continues to create collaborative web-based software that allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both its traditional and new markets. The main objectives of Megadata's business strategy are to:

     1. LEAD AND CONTINUE TO DEVELOP THE INDUSTRY STANDARD FOR ACCURATE, TIMELY FLIGHT INFORMATION WITH, WHAT WE CONSIDER TO BE, A ONE-OF-A-KIND PREMIUM DATABASE - THE PASSUR(R) INFORMATION NETWORK(TM). Megadata's flight information is a combination of multiple data sets to include information derived from the network of passive radars (PASSUR(R)), located throughout the country and in different parts of the world. Currently, PASSUR(R) coverage is available for 37 of the top 40 airports in the United States, including all of the top 10. In addition, nine of the top domestic and international airlines utilize the information and software products derived from the PASSUR(R) network. For example, leading airlines use Megadata's estimated times of arrival (ETAs) to power their internal flight, gate, and reservations systems to improve the overall operational efficiency of the airline and to provide more reliable customer service. The Company has 70 PASSUR(R) systems installed worldwide and is continually working to add new products to the existing customer base.

     2. LEAD THE DEVELOPMENT OF WEB-BASED APPLICATIONS, POWERED BY THE PASSUR(R) INFORMATION NETWORK, TO OUR TRADITIONAL INDUSTRIAL AVIATION CUSTOMERS - AIRLINES, AIRPORTS, AND THE GOVERNMENT. These organizations set the standard for how flight information should be used throughout both the industrial and non-industrial markets. These organizations, for whom Megadata has developed Web-delivered software services, utilize the PASSUR(R) database as their source of information, both live and archived, and as a communications and collaborative decision-making platform within the industrial sector. For example, numerous airports now use the Company's web tools to manage landing fee revenue.

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

     4. LEAD THE AVIATION MARKET IN THE DEVELOPMENT AND DELIVERY OF COLLABORATIVE WEB SERVICES THAT ORGANIZE WHAT IS CURRENTLY FRAGMENTED INFORMATION WITHIN THE INDUSTRIAL AND NON-INDUSTRIAL MARKETS. Megadata is creating PASSUR(R) Customer Networks that provide a bridge for industrial anD non-industrial aviation companies, allowing airports, airlines, air traffic organizations, and other airport tenants to access live, relevant information that helps to improve the overall efficiency of the aviation sector. For example, at three of the country's top airports, John F. Kennedy International, LaGuardia, and Dulles International Airports, the airlines, the Federal Aviation Administration (the "FAA"), airport operations, and FBOs use Megadata's award-winning OPSnet(TM) Internet Communicator to consolidate, organize, and disseminaTe information, and manage collaborative tasks such as aircraft deicing during regular and particularly during irregular operations.

     5. DISTRIBUTE THE COMPANY'S SERVICES THROUGH THE PASSUR(R) DISTRIBUTION NETWORK OF LEADING AVIATION ORGANIZATIONS AND SYSTEM INTEGRATORS. As Megadata expands into new markets, it sells through its internal sales and marketing organization as well as through premium distributors.

CUSTOMERS AND HOW THEY USE MEGADATA SERVICES

The Company provides its traditional customer base of more than 45 airports, including some of the largest in the world, as well as dozens of airlines, plus its non-industrial customer base with the following capabilities which are:

         Designed to improve and manage revenue:
o Web-based landing fee tools that enable airports, airlines and FBOs to manage fees with fewer resources, greater accuracy, greater transparency and accountability, and generate additional landing fee revenue for airports.
o Enhanced collaborative decision-making tools that enable airlines to maximize schedule completion during irregular operations, thereby protecting otherwise lost revenue, and enable airports to realize a higher rate of revenue-generating activity, such as landing and related handling fees, through higher rates of airport utilization during irregular operations.
o Web-based marketing tools that allow its non-industrial customers to instantly identify new marketing opportunities and determine the most appropriate customer pricing by accessing the PASSUR(R) Information Network of unique flight information.

         Designed to reduce costs through more efficient use of resources (for operational applications):

     o Accurate arrival data and ETAs for more effective management of flight operations. With better arrival information, our customers more effectively manage flights during "push," or busy periods. This Company product Right ETA enhances productivity of ground personnel and support functions by complementing gate management and staff scheduling programs, and has generated significant documented financial returns.

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

PRODUCTS AND SERVICES

     1. Flight data products feed directly to customers' information systems and to PASSUR(R) distributors. ThesE data feeds, which segment different portions of the PASSUR(R) Information Network depending oN customer needs, link directly to customer systems or to customers through third-party data integration systems. These feeds are segmented into:

          a. RightETA(TM), patent pending, which provides ETA and flight status feeds for real-time schedule managemenT, landing fee feeds, and activity reports for operational analysis.

          b. FlightSure(TM), patent pending, provides information and software for integrated aircraft Noise OperatioNs Monitoring systems
               (NOMS).

          c. Pulse(TM) Data Feed, patent pending, which provides the data source for calculating landing fee reports aNd invoices in airport statistical and/or revenue management systems.

     2. Application software services (most of which are web-delivered and web-hosted):

          a. PASSUR(R) Pulse(TM) Revenue, patent pending, provides a web-based live and archived detailed, accuRate landing report for airlines, airports and FBOs, creating maximum revenue efficiency, as well as transparency and equity in the distribution of landing fees among airport users.

          b. PASSUR Pulse Audit(TM) module gives airports access to the most complete, accurate and timely activiTy reports of arrivals and departures, based on the PASSUR(R) radar record and integrateD database of flight information, including detailed owner/operator information, maximum certificated weights by tail number, seat configurations, runway utilization, dwell times, and other details in aggregate and by individual flight.

          c. PASSUR(R) Pulse Proactive Billing(TM) module, patent pending, and a new product, allows airlines to log Onto a secure website to view and download their landing fee reports, automatically generated by the PASSUR(R) database of flight information. The program is hosted by Megadata and manageD through online tools by the airport, including detailed reporting and invoicing tools, automatic aircraft weight calculations, and detailed owner/operator and aircraft information by flight.

          d. PASSUR(R) Pulse(TM) Operations, patent pending, provides web-based access to the PASSUR(R) databaSe of operational information for activity reporting and analysis.

          e. PASSUR(R) inSight(TM), patent pending, is a takeoff-to-landing, web-based tool that provides PASSUR(R) teRminal area information on a national flight tracking platform. PASSUR(R) inSight is packaged witH other PASSUR(R) web-based applications to provide a premium flight tracking "visual" capability.

          f. AirportMonitor(TM), patented in 2006, is a web-based application that provides the communities surroundiNg an airport with live flight tracking and information as part of the airport's public relations, community outreach and noise mitigation programs.

          g. FlightPerform(TM), patent pending, is a live airspace analysis and awareness system using more traditionAl air traffic-style displays and tools, used by airports and airlines for real-time dispatch, arrivals and facilities management. FlightPerform is the industry "gold standard" for those customers that need the most dependable, reliable capability to guide their operations in real time.

          h. RapidResponse(TM), patent pending, provides the ability to immediately replay flight events with a hiGh level of precision, specificity and detail, thereby enabling airlines and airports to improve the efficiency and safety of operations. Real-time situational awareness and immediate replay enable customers to be fully informed and proactive in responding to emergencies. The Company believes this product has Homeland Security, Defense, and other government applications, and it is being marketed primarily through premier government system integrators.

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

          b. PASSUR(R) FlightLink(TM), patent pending, is a web-based, wireless, flight information display system linKing the airport, airline, and the traveler, in the terminal and on the Web. This system can be accompanied by our PASSUR(R) Kiosks(TM) and LCDs, which we believe are state-of-the-art kiOsks and flat panel display screens powered by our software applications, such as PASSUR(R) FlightLink.

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

                      (i) THE PASSUR(R) SYSTEM

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

                  2.  SERVICES

                      (i) INFORMATION SERVICES FROM THE PASSUR(R) NETWORK

                  Information services include timely, accurate, user-friendly information important to the efficient operation of airlines and airports. The information services leverage the PASSUR(R) Network, anD are designed to address specific customer requirements, many of which can only be satisfied by information generated from the PASSUR(R) Network. The services provide airline and airport customers witH specific and timely information needed to efficiently manage their airport, airside, and ground operations. The ETAs generated from the PASSUR(R) system are an example of information services currentlY being used throughout the customer network.

                      (ii) DECISION SUPPORT SOFTWARE FROM THE PASSUR(R) NETWORK

                  Decision support tools and software solutions have been developed to improve quality and operating efficiency of specific airline and airport operations. OpsNet(TM) is an example of a decisiOn support service.

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

                  4.  DEPENDENCE ON CERTAIN CUSTOMERS

                  During the fiscal years ended October 31, 2006, 2005 and 2004, one customer (Continental Airlines) accounted for approximately 16%, 18% and 23% of the Company's revenues, respectively.

                  5.  BACKLOG FOR SUBSCRIPTION REVENUE AGREEMENTS

                  The Company's committed backlog for subscription and maintenance services at October 31, 2006 amounted to approximately $3,978,000. Of this amount, $3,559,000 is scheduled for delivery or performance before October 31, 2007 and the balance of $419,000 is scheduled for delivery or performance in subsequent years. The backlog at October 31, 2005 and 2004 amounted to approximately $2,927,000 and $3,768,000 respectively. Backlog consists of written purchase orders or contracts.

                  6.  COMPETITION

                  The PASSUR(R) applications are, to the best of the Company's knowledge, relatively unique, however, there is an increase in availability of other forms of flight tracking products. Depending on the end use of the Company's products, the Company's primary competitors include Dimensions International, Lochard Pty, Ltd, Rannoch Corporation and Sabre, Inc. The Company also sells certain data solutions through systems integrators, including BAE, Inc., and Bruel & Kjaer Inc., some of these integrators may also sell products that are competitive with those offered by the Company. Most of these companies are significantly larger than the Company, and have larger sales forces and greater financial resources than the Company.

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

                  During the fiscal year ended October 31, 2006, the Company incurred approximately $419,000 in expenditures for R&D, none of which were customer sponsored. In the fiscal years ended October 31, 2005 and 2004, approximately $393,000 each year was expended for R&D, none of which was customer sponsored.

                  8.  ENVIRONMENTAL COSTS

                  The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

                  9.  EMPLOYEES

                  As of October 31, 2006, the Company employed 17 full time employees, including 6 officers.

                  (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

                  The following table sets forth the dollar amounts and the percentages attributable to the sale by the Company of its products and services during the past three fiscal years in and outside the United
         States:

NET REVENUES          2006                      2005                  2004

Domestic      $4,088,000     95%      $3,635,000      95%     $3,047,000     98%
--------      ----------    ----      ----------     ----     ----------    ----

Exports          226,000      5%         174,000       5%         64,000      2%
--------      ----------    ----      ----------     ----     ----------    ----

Total
Revenues:     $4,314,000  100.0%      $3,809,000   100.0%     $3,111,000  100.0%
--------      ----------  ------      ----------   ------     ----------  ------


         ADDITIONAL INFORMATION

                  The Company's internet address is WWW.PASSUR.COM. The Company makes available on its website under "SEC Filings", via a link to the United States Securities and Exchange Commission's website, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical, after electronically filing with and/or furnishing such information to the Securities and Exchange Commission. All such filings on the website are available free of charge. Unless required to do so by law, the Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10K, whether as a result of new information, future events or otherwise. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Megadata Corporation, 47 Arch Street, Greenwich, CT 06830.

         ITEM 1A. RISK FACTORS

         THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND EXPECTS ITS LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE FOR THE NEXT SEVERAL REPORTING PERIODS.

                  While the Company had income during fiscal year 2006, it incurred significant losses during the previous six fiscal years. The Company had income of approximately $103,000 for the fiscal year ended October 31, 2006, and incurred net losses of $924,000 for the fiscal year ended October 31, 2005 and $1,390,000 for the fiscal year ended October 31, 2004. As of October 31, 2006, the Company's accumulated deficit was approximately $9,909,000. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services and/or products offered to existing customers and to control the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

         o Economic conditions in the United States and the impact on the aviation industry of the terrorist events of September 11, 2001 and continued war or terrorism; and

         o The potential of future terrorist acts against the aviation industry.

                  Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods results of operations may be below those expected based upon previous performance.

         THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

                  While fiscal year 2006, the Company's operations were cash flow positive as of October 31, 2006, the Company had an accumulated deficit of approximately $9,909,000. The Company has incurred significant negative cash flows from operations over previous fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through December 8, 2007. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide and sell new products in an industry for which liquidity and resources are already adversely affected.

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

                  We currently own three issued patents, and one allowed application that is scheduled to issue within three months. In addition, sixteen additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR(R) systems.

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

         ITEM 1B. UNRESOLVED STAFF COMMENTS

                  None

         ITEM 2.  PROPERTIES

                  The Company's development facility is located in part of a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building previously was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leases 12,000 square feet at an annual rental cost of $88,550.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2006.

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

                  The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

                  PERIOD                                      PRICES*
                  ------                                      -------


                                                          HIGH        LOW
                                                          ----        ---

         FISCAL YEAR ENDED OCTOBER 31, 2006
                  FIRST QUARTER                       $    .65      $   .30
                  SECOND QUARTER                           .62          .45
                  THIRD QUARTER                            .60          .45
                  FOURTH QUARTER                          3.50          .53

         Fiscal Year Ended October 31, 2005
                  First Quarter                       $    .40      $   .21
                  Second Quarter                           .69          .21
                  Third Quarter                            .28          .23
                  Fourth Quarter                           .40          .24
         -----------------------------------------------------------------------

        * The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                           (b)  HOLDERS

                  The number of registered equity security holders of record at January 25, 2007 was 299, as shown in the records of our transfer agent.

                           (c)  DIVIDENDS

         The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

         (d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of October 31, 2006 with respect to the securities authorized for issuance under the Company's equity compensation plans.


---------------------------------------------------------------------------------------------------------------------
                                                                                               NUMBER OF SECURITIES
PLAN CATEGORY                                                                                  REMAINING AVAILABLE
                                                                                               FOR FUTURE ISSUANCE
                                                                                                   UNDER EQUITY
                                                                                                COMPENSATION PLANS
                                              NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE     EXCLUDING SECURITIES
                                              BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     REFLECTED IN COLUMN
                                              OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS            (a)
---------------------------------------------------------------------------------------------------------------------
                                                        (a)                     (b)                   (c)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLAN APPROVED BY
  SECURITY HOLDERS                                   1,675,500                  $.46                 546,167
---------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT APPROVED
 BY SECURITY HOLDERS                                     -                        -                      -
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
TOTAL                                                1,675,500                  $.46                 546,167
---------------------------------------------------------------------------------------------------------------------

         ITEM 6.  SELECTED FINANCIAL DATA

                  The selected consolidated statements of operations data for the fiscal years ended October 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of October 31, 2006 and 2005, have been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended October 31, 2003 and 2002, and the selected consolidated balance sheet data as of October 31, 2004, 2003 and 2002, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

         Selected Statement of Operations Data:
                                                              YEARS ENDED OCTOBER 31,
--------------------------------------------------------------------------------------------------------------
                                  2006             2005             2004            2003              2002
                                  ----             ----             ----            ----              ----
Net
Revenues                     $   4,314,222   $   3,808,773    $   3,110,608    $   2,282,279    $   1,696,595

Net
Income (loss)                $     102,915   $    (923,872)   $  (1,389,536)   $  (2,486,122)   $  (2,110,212)

Net income (loss) (1)
per common share - basic     $      .03      $      (.23)     $      (.35)     $       (.71)    $      (.61)

Net income (loss) (1)
per common share - diluted   $      .02      $      (.23)     $      (.35)     $       (.71)    $      (.61)

Dividend Declared                     --              --               --               --               --
--------------------------------------------------------------------------------------------------------------



SELECTED BALANCE SHEET DATA:
                                               YEARS ENDED OCTOBER 31,
---------------------------------------------------------------------------------------------------

                            2006             2005           2004             2003          2002

Total Assets           $  6,028,816    $  4,287,242    $  4,084,581    $  4,533,279   $  4,449,999

Long-Term
Debt (2)(3)(4)(5)(6)   $ 11,214,880    $  9,989,880    $  8,866,465    $  8,466,465   $  5,705,000

Total Stockholders'
Deficit                $ (7,293,786)   $ (7,493,816)   $ (6,569,944)   $ (5,540,408)  $ (3,077,786)
---------------------------------------------------------------------------------------------------

(1) Basic net income (loss) per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For 2005, 2004, 2003 and 2002, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share
(2) Long-term debt for 2002 consists of notes payable - related party which was due after October 31, 2002.
(3) Long-term debt for 2003 consists of notes payable - related party which was due after October 31, 2003.
(4) Long-term debt for 2004 consists of notes payable - related party which was due after October 31, 2004.
(5) Long-term debt for 2005 consists of notes payable - related party which was due after October 31, 2005.
(6) Long-term debt for 2006 consists of notes payable - related party which was due after October 31, 2006.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         REVENUES

         The Company is a provider of flight information, web-delivered software, and web-delivered collaborative decision tools to the aviation industry and organizations which serve, or are served by, the aviation industry.

         Revenues consist primarily of subscription-based revenues, maintenance revenues from customer owned PASSUR(R) systems, and other revenues from services and/or products provided which are not parts of the subscription or maintenance business line.

         Revenues during fiscal 2006 increased by approximately $505,000, or 13%, to $4,314,000 from $3,809,000 in fiscal 2005. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address the customers' needs and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to our suite of software applications and the increased subscriptions from our suite of applications to existing customers. Revenues during fiscal 2005 increased by approximately $698,000, or 22%, to $3,809,000 from $3,111,000 in fiscal 2004. This increase was primarily due to the increased focus on the subscription based revenue business model.

         Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from PASSUR(R) Information Network. Such efforts include the continued development of new product applications as well as enhancements and maintenance of existing applications. As a result, subscription-based revenues of $3,842,000 in 2006, compared to $3,270,000 in 2005 increased approximately $572,000, or 17%, for fiscal 2006, when compared to fiscal 2005. The Company's subscription-based sales for fiscal 2005 and 2004 were $3,270,000 and $2,556,000, respectively.

         The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and development of new applications designed to address the needs of the aviation industry.

         The Company shipped thirteen and installed nine Company-owned PASSUR(R) systems during fiscal 2006 (installations include systems shipped in current and previous fiscal years). The balance of the units should be installed during fiscal year 2007. These PASSUR(R)s were capitalized as part of the "PASSUR(R) Information Network". The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) systems throughout fiscal 2007. The Company manufactured ten PASSUR(R) units during fiscal 2006 and had ten units in work in process at the end of fiscal 2006. Management anticipates that these future PASSUR(R) sites will provide increased coverage of the PASSUR(R) Information Network and will increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry. The Company returned two Company-owned PASSUR(R) systems from the field in fiscal year 2006. There were 53 Company owned PASSUR(R)s located at various airports throughout the continental United States at the end of fiscal 2006.

         COST OF SALES

         Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of sales are costs associated with the upgrades of PASSUR(R) systems necessary to make older systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by:
         (1) the number of PASSUR(R) units produced, shipped, and installed during the year which are added to the PASSUR(R) network; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets" which are depreciated and/or amortized over their respective useful lives and charged to cost of sales.

         During fiscal 2006, cost of sales decreased by approximately $736,000, or 37%, as compared to fiscal 2005. This decrease was primarily due to a reduction in the cost of outside consultants and an increase in the number of PASSUR(R)s added to the PASSUR(R) network, as well as an increase in the value of software development projects which were capitalized. This decrease was partially offset by increases in headcount related costs, depreciation and amortization of capitalized software assets.

         During fiscal 2006, costs associated with subscription and maintenance revenues including labor, communication costs, and allocated overhead costs totaled approximately $1,959,000, or about 69% of gross costs of sales an increase of approximately 4% from fiscal 2005. The balance of the costs included depreciation and amortization of the PASSUR(R) Network assets, as well as other assets, and software development costs which total approximately $878,000. The total value of additions to the PASSUR(R) Network including capitalized software in 2006 was approximately $1,571,000. The company did not dispose of any PASSUR(R) Network and software development assets in either fiscal 2006 or 20005.

         During fiscal 2005, cost of sales decreased by approximately $31,000, or 2%, as compared to fiscal 2004. This decrease was primarily due to higher levels of capitalized software and increased additions to the PASSUR(R) network, partially offset by increases in cost of goods produced, including increases in outside consulting, communications, amortization of capitalized software assets and headcount related costs. In addition, the Company did not dispose of any PASSUR(R) Network and software development assets in fiscal 2005 as compared to $111,000 of such disposals in fiscal 2004.

         RESEARCH AND DEVELOPMENT

         During fiscal 2006, research and development expenses increased approximately $27,000 or 7% as compared to fiscal 2005. The increase is primarily due the amortization of stock options. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

         The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during fiscal 2006, 2005 or 2004. Research and development expenses are funded through current operations.

         SELLING, GENERAL AND ADMINISTRATIVE

         During fiscal 2006, selling, general and administrative expenses increased by approximately $131,000 or 7%, as compared to fiscal 2005. The increase was primarily due to additional sales and marketing personnel and related expenses. The increase in sales and marketing costs was partially offset by a decrease in professional fees.

         During fiscal 2005, selling, general and administrative expenses increased by approximately $225,000, or 13%, as compared to fiscal 2004. The increase was primarily due to additional sales and marketing personnel and related expenses. The increase in sales and marketing costs was partially offset by a decrease in professional fees.

         The Company anticipates increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase in fiscal 2007 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

         OTHER INCOME (EXPENSE)

         Interest income and interest expense to unrelated parties were not significant in fiscal 2006, 2005 and 2004.

         Interest expense-related party increased by approximately $61,000, or 15%, in fiscal 2006, as compared to fiscal 2005. The increase is due to approximately $1,225,000 in higher debt.

         Interest expense-related party increased by approximately $39,000, or 10%, in fiscal 2005, as compared to fiscal 2004. The increase is due to approximately $1,123,000 in higher debt and an effective interest rate slightly higher than that charged for the same period in fiscal 2004.

         INCOME TAXES

         The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $13,765,000 in Federal tax loss carry forwards to offset possible future income. These carry forwards expire in various tax years through 2024. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $5,589,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

         NET INCOME/LOSS

         The Company earned a net income of $103,000, or $.02 per diluted share, during fiscal 2006, as compared to a net loss of $924,000, or $.23 per diluted share, in fiscal 2005.

         During fiscal 2006, total costs and expenses of $3,736,000 were lower than total revenues and resulted in income from operations of $578,000. Total costs and expenses decreased by $579,000, or 13%, as compared to such costs in fiscal 2005.

         Revenues increased approximately 13% in fiscal 2006; total costs and expenses decreased approximately 15% as compared to such costs in fiscal 2005.

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


         QUARTERLY RESULTS OF OPERATIONS

                                                                      THREE MONTHS ENDED
                -------------------------------------------------------------------------------------------------------------------
                   OCT. 31,       JULY 31,     APRIL 30,     JANUARY 31,     OCT. 31,       JULY 31,      APRIL 30,    JANUARY 31,
                     2006          2006          2006           2006           2005           2005           2005          2005
                -------------------------------------------------------------------------------------------------------------------
TOTAL NET
REVENUES        $ 1,206,214   $ 1,074,277   $ 1,015,967    $ 1,017,764    $ 1,012,012    $   985,844    $   978,772    $   832,145

INCOME (LOSS)
FROM
OPERATIONS          459,237       141,780       (12,604)       (10,037)      (132,384)       (82,256)       (94,599)      (196,827)

NET INCOME
(LOSS)              334,278        22,390      (126,740)      (127,013)      (238,101)      (186,730)      (194,651)      (304,390)

NET INCOME
(LOSS) PER
COMMON SHARE
- BASIC         $       .08   $       .01   $      (.03)   $      (.03)   $      (.06)   $      (.05)   $      (.05)   $      (.07)
NET INCOME
(LOSS) PER
COMMON SHARE
- DILUTED       $       .06   $       .01   $      (.03)   $      (.03)   $      (.06)   $      (.05)   $      (.05)   $      (.07)
----------------------------------------------------------------------------------------------------------------------------------

         IMPACT OF INFLATION

         In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures and operating expenses.

         LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2006, the Company's current liabilities exceeded current assets by $278,000. The notes payable to a related party of $11,214,880 are due November 1, 2007, thus are included in long-term liabilities at October 31, 2006. At October 31, 2006, the Company's stockholders' deficit was $7,294,000. For fiscal 2006, the Company earned net income of $103,000.

         Management is addressing the working capital and stockholders' deficiencies and operating losses by aggressively marketing its PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through December 8, 2007. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

         Net cash provided by operating activities for fiscal 2006 was approximately $624,000. Cash flows used in investing activities for fiscal 2006 was approximately $1,719,000 and consisted primarily of investments in the Company's PASSUR(R) network as well as capitalized software development costs. Cash flows provided by financing activities for fiscal 2006 were approximately $1,221,000 from notes payables - related party. No principal payments on notes payable - related party were made during fiscal 2006.

         The Company was profitable in fiscal year 2006. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001 and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the FAA and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

         CONTRACTUAL OBLIGATIONS

         As of October 31, 2006, the Company had contractual obligations as follows:


         CONTRACTUAL OBLIGATIONS                                         PAYMENTS DUE BY PERIOD
                                                              LESS THAN 1                       MORE THAN
                                                 TOTAL            YEAR         1 - 3 YEARS       3 YEARS
                                            ---------------- --------------- ---------------- --------------
         Operating Leases                   $    411,351     $    138,014     $    273,337          --
         Promissory Notes                   $ 11,214,880              --      $ 11,214,880          --
         Other Long-Term Obligations        $    600,000     $    150,000     $    225,000      $ 225,000
                                           ---------------- --------------- ---------------- --------------
         Total contractual cash
            obligations                     $ 12,226,231     $    288,014     $ 11,713,217      $ 225,000
                                            ================ =============== ================ ==============


         o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($88,550 - fiscal 2006) and the Company's headquarters located in Greenwich, CT ($45,000 - fiscal 2006). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).

         Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. As of October 31, 2006 the Company has $75,000 accrued as a component of accrued expenses and other accrued liabilities for fiscal 2006 royalty payments

              OFF-BALANCE SHEET ARRANGEMENTS

                  None

         CERTAIN RELATED PARTY TRANSACTIONS

         During fiscal 2004, the Chairman of the Company, Mr. Gilbert loaned the Company an additional $400,000 in the aggregate under certain promissory notes bearing interest of 4.5% per annum and maturing on November 1, 2004, bringing principal of $8,866,465 and accrued interest of $73,415 to a total loan of $8,939,880.

         On January 28, 2005, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2004, with a maturity date of November 1, 2005 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2004.

         During fiscal 2005 Mr. Gilbert lent the Company an additional $1,123,415, bringing the principle to a total loan of $9,989,880 on October 31, 2005. On January 27, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%.

         On January 27, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2005.

         During fiscal 2006 Mr. Gilbert lent the Company an additional $1,225,000, bringing principal of $11,214,880 and accrued interest of $247,867 to a total loan of $11,462,747 on October 31, 2006. On
         December 8, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2006, with a maturity date of November 1, 2007 bearing an interest rate of 4.5%. The notes are secured by the Company's assets.

         During fiscal 2006, the Company paid approximately $98,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement, new and upgrade equipment of PASSUR(R) systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

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

         CAPITALIZED SOFTWARE COSTS

         The Company follows the provisions of Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS 86"). Costs incurred to develop computer hardware and software products as well as enhancements to software features of the existing products to be sold or otherwise marketed are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales.

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

         The Company's net capitalized software costs at October 31, 2006 totaled approximately $1,198,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

         The Company's long-lived assets include long-term fixed assets of the PASSUR(R) Network and software development costs that at October 31, 2006 approximated $2,839,000 and $1,198,000, respectively, which accounted for 68% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance and future cash flows of such assets as determined by management.

         At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation represents the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2006, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met the Company may have to record impairment charges not previously recorded. As of October 31, 2006, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups.

         DEPRECIATION AND AMORTIZATION

         As of October 31, 2006, the total net property, plant and equipment approximated $145,000, the total net PASSUR(R) Network approximated $2,839,000 and the total net software development costs approximated $1,198,000. The total depreciation and amortization expense related to capitalized assets at October 31, 2006 approximated $888,000. Management's judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

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

         The total depreciation and/or amortization for the year ended October 31, 2006 for property, plant and equipment approximated $57,000, the PASSUR(R) Network approximated $614,000 and software development costs approximated $217,000.

         STOCK-BASED COMPENSATION

         Effective November 1, 2005 the Company adopted SFAS No. 123R, "Share-Based Payments" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No.109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

         In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material impact on its consolidated financial position, results of operations or cash flows

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                  (b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

                  The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of the fiscal year ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

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


        Offices                            Director   Director Position and
        Name                       Age      Since     With Company
        ----------------------     ---      ----      --------------------------

        G.S. Beckwith Gilbert      64       1997      Chairman of the Board
                                                      and a Director

        Richard R. Schilling, Jr.  81       1974      Director

        John R. Keller             66       1997      Executive Vice President,
                                                      and a Director

        Bruce N. Whitman           73       1997      Director

        Paul L. Graziani           49       1997      Director

        James T. Barry             45       2000      President, Chief Executive
                                                      Officer and a Director

        James J. Morgan            64       2005      Director

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

                                           Officer    Officer Position and
         Name                      Age      Since     Offices With Company
         ----------------------    ---      ----      --------------------------

         James T. Barry            45       1998      President, Chief Executive
                                                      Officer and a Director

         Jeffrey P. Devaney        47       2004      Chief Financial Officer,
                                                      Treasurer, and Secretary

         John R. Keller            66       1970      Executive Vice President
                                                      and a Director

         Dr. James A. Cole         66       1988      Senior Vice President of
                                                      Research & Development

         Matthew H. Marcella       49       2003      Vice President of Software
                                                               Development

         Ron A. Dunsky             44       2003      Vice President of
                                                      Marketing

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

                  (d) FAMILY RELATIONSHIP

                  None

                  (e) BUSINESS EXPERIENCE

         The following sets forth the business experience during the past five years of each director and executive officer:

G.S. Beckwith Gilbert              Mr. Gilbert has continued to serve as the
                                   Company's Chairman of the Board since his election in 1997. Mr. Gilbert was appointed
                                   Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. In addition, Mr. Gilbert has been President and Chief
                                   Executive Officer of Field Point Capital
                                   Management Company, a merchant-banking firm, since 1988. He is a partner of Wolsey & Co., a merchant-banking firm and a director of Davidson Hubeny Brands. Mr. Gilbert is also a trustee of the Rockefeller University, a member of the Board of Fellows of Harvard
                                   Medical School, a Director of the Yale Cancer
                                   Center, Treasurer and a director of the
                                   Albert and Mary Lasker Foundation, and a trustee of the Williston Northampton School.

Richard R. Schilling, Jr.          Mr. Schilling has been a Director of the
                                   Company since 1974. Mr. Schilling is a member of the law firm of Burns, Kennedy, Schilling
                                   & O'Shea, New York, New York.

Bruce N. Whitman                   Mr. Whitman has been a Director of the
                                   Company since 1997. He is the President, CEO, and a Director of FlightSafety International and has held other positions such as Executive Vice President since 1961. He is currently a Director and Chairman of the Executive Committee of Megadata, a Director and Chairman of the Nominating Committee of the Congressional Medal of Honor Foundation and a Director of the General Aviation
                                   Manufacturers Association, Wings Club, and a
                                   Director Emeritus of the Smithsonian National
                                   Air and Space Museum. He is a member of the Board of Governors of The Aerospace
                                   Industries Association, the Civil Air Patrol and a member of the Audit Committee, a trustee of the Falcon Foundation, Kent
                                   School, and the National World War II Museum.

Paul L. Graziani                   Mr. Graziani has been a director of the
                                   Company since 1997. He is the president and Chief Executive Officer of Analytical
                                   Graphics, Inc. (AGI), a leading producer of commercially available analysis and visualization software for the aerospace, defense and intelligence communities. Mr.
                                   Graziani has been recently recognized as "CEO of the Year" by the Philadelphia region's
                                   Eastern Technology Council and "Businessman of the Year" by the local Great Valley
                                   Regional Chamber of Commerce. An associate fellow of the American Institute of Aeronautics and Astronautics (AIAA), he sits on the boards of directors of The Space
                                   Foundation, Megadata, and the United States
                                   Geospatial Intelligence Foundation; serves on the advisory boards for the Galaxy Explorers, the Joint Military Intelligence College
                                   Foundation, and Penn State Great Valley; and is a member of the Enduring Value Advisory
                                   Council for Zanett Inc. Mr. Graziani was recently named a regional winner in Ernst &
                                   Young's "Entrepreneur of the Year" contest, and "CEO of the Year" by the Chester County
                                   Chamber of Business and Industry.

James J. Morgan                    Mr. Morgan has been a director of the Company
                                   since September 12, 2005. Mr. Morgan is a partner in the New York City based private equity firm Jacobson Partners. In his role at Jacobson Partners, Mr. Morgan serves as a board member of Bertucci's Inc. Mr. Morgan retired in 1997 as President and Chief
                                   Executive Officer of Philip Morris
                                   Incorporated.

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

                  (g) AUDIT COMMITTEE FINANCIAL EXPERT

                  Our Board of Directors has determined that Paul L. Graziani, Chairman of the Company's Audit Committee, meets the Securities and Exchange Commission's criteria of an "audit committee financial expert" as set forth in item 401(h)(2) of Regulation S-K. Mr. Graziani acquired the attributes necessary to meet such criteria by holding positions that provided relevant experience. Mr. Graziani is independent, as defined under applicable NASD rules.

                  (h) IDENTIFICATION OF AUDIT COMMITTEE

               Our Board of Directors has appointed an Audit Committee, consisting of three directors. All of the members of the Audit Committee are independent of our company and management, as independence is defined under applicable NASD rules. The Audit Committee consists of Mr. Graziani, Mr. Schilling and Mr.Whitman.

                  (i) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended October 31, 2006, the Company's directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

                  (j) BOARD NOMINATIONS BY SHAREHOLDERS

                  There have not been any material changes to the procedures by which the Company's shareholders may recommend nominees to the Company's board of directors as disclosed in the definitive proxy statement on Schedule 14A filed on February 28, 2006 by the Company with the Securities and Exchange Commission in connection with the Company's 2006 annual shareholder meeting.

                  (k) CODE OF ETHICS

                  The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2006 (the "2007 Proxy Statement.")

         ITEM 11.  EXECUTIVE COMPENSATION

                  The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2007 Proxy Statement.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement.

                  For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS

         On January 28, 2005, the Company and Mr. Gilbert entered into a subsequent extended debt agreement with respect to his loan to the Company which consisted of $8,866,465 of principal and $73,415 of accrued interest for a total of $8,939,880, effective November 1, 2004, with a maturity date of November 1, 2005 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2004.

         During fiscal 2005 Mr. Gilbert lent the Company an additional $1,123,415, bringing the loan to a total of $9,989,880 on October 31, 2005. On January 27, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%.

         During fiscal 2006 Mr. Gilbert lent the Company an additional $1,225,000, bringing the principal of $11,214,880 and accrued interest of $247,867 to a total loan of $11,462,747 on October 31, 2006. On December 10, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2006, with a maturity date of November 1, 2007 bearing an interest rate of 4.5%. The notes are secured by the Company's assets.


                  (b) CERTAIN BUSINESS RELATIONSHIPS

                  None

                  (c) INDEBTEDNESS OF MANAGEMENT

                  None

                  (d) TRANSACTIONS WITH PROMOTERS

                  Not applicable

         ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2007 Proxy Statement.

                                     PART IV


         ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a) List of documents filed as a part OF THIS ANNUAL REPORT ON FORM 10-K: PAGE

         (1) Index to consolidated financial statements included in Part II of this Report:

                     Report of Independent Registered Public
                     Accounting Firm - BDO Seidman, LLP                      F-1

                     Consolidated balance sheets as of
                     October 31, 2006 and 2005                               F-2

                     Consolidated statements of
                     operations for the years ended
                     October 31, 2006, 2005 and 2004                         F-3

                     Consolidated statements of
                     stockholders' deficit for the years ended
                     October 31, 2006, 2005 and 2004                         F-4

                     Consolidated statements of cash
                     flows for the years ended
                     October 31, 2006, 2005 and 2004                         F-5

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

                  10.1 The Company's 1988 Bonus Pool Plan is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

                  10.2 The Company's 1988 Stock Option Plan is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

                  10.3 The Company's Amended 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on April 17, 2006.

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

                  10.6 Letter of Agreement for employment services, dated September 5, 2002, between the Company and Delon Dotson is incorporated by reference from our Form 8-K, dated September 12, 2002.

                  10.7 Debt Agreement, dated November 1, 2003, between the Company and G.S. Beckwith Gilbert is incorporated by reference from our Form 8-K, dated January 23, 2004.

                  10.8 Debt Extension Agreement, dated as of November 1, 2004, between the Company and G.S. Beckwith Gilbert incorporated by reference to Exhibit 10.1 of our current report on Form 8-K on February 1, 2005.

                  10.9 Debt Extension Agreement, made as of November 1, 2005, between the Company and G.S. Beckwith Gilbert, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 6, 2006.

                  10.10 Debt Extension Agreement, made as of November 1, 2006, between the Company and G.S. Beckwith Gilbert, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 5, 2007.

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


MEGADATA CORPORATION

DATED:  JANUARY 29, 2007                    By:  /S/ JAMES T. BARRY
                                                 -------------------------------

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


DATED:  JANUARY 29, 2007                         /S/ JAMES T. BARRY
                                                 -------------------------------

                                                 James T. Barry
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)


DATED:  JANUARY 29, 2007                         /S/ JEFFREY P. DEVANEY
                                                 -------------------------------

                                                 Jeffrey P. Devaney
                                                 Chief Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

DATED:  JANUARY 29, 2007                         /S/ G.S. BECKWITH GILBERT
                                                 -------------------------------

                                                 G.S. Beckwith Gilbert
                                                 Chairman and Director


DATED:  JANUARY 29, 2007                         /S/ JOHN R. KELLER
                                                 -------------------------------

                                                 John R. Keller
                                                 Executive Vice President and
                                                 Director


DATED:  JANUARY 29, 2007                         /S/ RICHARD R. SCHILLING, JR.
                                                 -------------------------------

                                                 Richard R. Schilling, Jr.
                                                 Director


DATED:  JANUARY 29, 2007                         /S/ BRUCE N. WHITMAN
                                                 -------------------------------

                                                 Bruce N. Whitman
                                                 Director


DATED:  JANUARY 29, 2007                         /S/ PAUL L. GRAZIANI
                                                 -------------------------------

                                                 Paul L. Graziani
                                                 Director


DATED:  JANUARY 29, 2007                         /S/ JAMES J. MORGAN
                                                 -------------------------------

                                                 James J. Morgan
                                                 Director

             Report of Independent Registered Public Accounting Firm


           Board of Directors and Stockholders
           Megadata Corporation and Subsidiary

           We have audited the accompanying consolidated balance sheet of Megadata Corporation and Subsidiary as of October 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three years then ended. We have also audited the schedule as listed in Part IV, Item 15(a)(2) for the three years ended October 31, 2006. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megadata Corporation and Subsidiary at October 31, 2006 and 2005, and the results of its operations and its cash flows for the three years then ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

           Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                       /s/  BDO Seidman, LLP
                                                       ---  ----------------



           Melville, New York
           December 22, 2006



                       Megadata Corporation and Subsidiary

                           Consolidated Balance Sheets


                                                            OCTOBER 31,
                                                        2006            2005
                                                    ------------    ------------
ASSETS
Current assets:
   Cash                                             $    215,366    $     89,029
   Accounts receivable, net                              669,108         483,617
   Inventories, net                                      735,847         166,118
   Prepaid expenses and other current assets             167,905         170,191
                                                    ------------    ------------
Total current assets                                   1,788,226         908,955

Property, plant and equipment, net                       145,326         128,352
PASSUR(R) network, net                                 2,839,519       2,275,884
Software development costs, net                        1,198,520         947,626
Other assets                                              57,225          26,425
                                                    ------------    ------------
Total Assets                                        $  6,028,816    $  4,287,242
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                 $    311,213    $    321,238
   Accrued expenses and other current liabilities        614,805         559,908
   Accrued expenses--related parties                     330,160          81,564
   Note payable, current portion                           4,815           4,815
   Deferred income, current portion                      805,389         712,333
                                                    ------------    ------------
Total current liabilities                              2,066,382       1,679,858

Note payable, less current portion                          --             4,815
Deferred income, less current portion                     41,340         106,505
Notes payable--related party                          11,214,880       9,989,880
                                                    ------------    ------------
                                                      13,322,602      11,781,058
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized
     5,000,000 shares, par value $.01 per
     share; none issued or outstanding                      --              --
   Common shares--authorized 10,000,000
     shares, par value
     $.01 per share; issued                            4,787,948
     and 4,784,615 in 2006 and 2005                       47,879          47,846
   Additional paid-in capital                          4,191,264       4,094,182
   Accumulated deficit                                (9,909,454)    (10,012,369)
                                                    ------------    ------------
                                                      (5,670,311)     (5,870,341)
Treasury Stock, at cost, 696,500 shares in 2006
    and 2005                                          (1,623,475)     (1,623,475)
                                                    ------------    ------------
Total stockholders' deficit                           (7,293,786)     (7,493,816)
                                                    ------------    ------------
Total liabilities and stockholders' deficit         $  6,028,816    $  4,287,242
                                                    ============    ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Operations


                                                                  YEARS ENDED OCTOBER 31,
                                                            2006            2005          2004
                                                         -----------    -----------    -----------
Revenues:
    Subscription                                         $ 3,842,156    $ 3,270,098    $ 2,556,078
    Maintenance                                              419,774        434,175        429,650
    Other                                                     52,292        104,500        124,880
                                                         -----------    -----------    -----------
   Total revenues                                          4,314,222      3,808,773      3,110,608
                                                         -----------    -----------    -----------

Cost and expenses:
   Cost of sales                                           1,265,428      2,002,335      2,033,182
   Research and development                                  419,078        392,496        392,766
   Selling, general and administrative expenses            2,051,341      1,920,008      1,694,567
                                                         -----------    -----------    -----------
                                                           3,735,847      4,314,839      4,120,515
                                                         -----------    -----------    -----------

Income (loss) from operations                                578,375       (506,066)    (1,009,907)

Other income (expense):
   Interest income                                             6,492          1,928            473
   Interest expense--related party                          (475,263)      (414,576)      (375,675)
                                                         -----------    -----------    -----------
Income (loss) before income taxes                            109,604       (918,714)    (1,385,109)
Provision for income taxes                                     6,689          5,158          4,427
                                                         -----------    -----------    -----------
Net income (loss)                                        $   102,915    $  (923,872)   $(1,389,536)
                                                         ===========    ===========    ===========

Net income (loss) per common share - basic               $       .03    $      (.23)   $      (.35)
                                                         ===========    ===========    ===========
Net income (loss) per common share - diluted             $       .02    $      (.23)   $      (.35)
                                                         ===========    ===========    ===========
Weighted-average number of common shares outstanding -
   basic                                                   4,091,448      4,088,115      3,961,885
Weighted-average number of common shares outstanding -
   diluted                                                 5,327,052      4,088,115      3,961,885
                                                         ===========    ===========    ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                       Megadata Corporation and Subsidiary

                Consolidated Statements of Stockholders' Deficit

                  Years Ended October 31, 2006, 2005, and 2004






                                  COMMON
                               SHARES AFTER
                                 DEDUCTING       COMMON     ADDITIONAL                                       TOTAL
                                  TREASURY       SHARES       PAID-IN      ACCUMULATED      TREASURY      STOCKHOLDERS'
                                   STOCK         AMOUNT       CAPITAL        DEFICIT         STOCK           DEFICIT
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at October 31, 2003      3,488,115         41,846      3,740,182     (7,698,961)     (1,623,475)     (5,540,408)

Issued as interest on
  notes payable                    600,000          6,000        354,000           --              --           360,000

      Net loss                        --             --             --       (1,389,536)           --        (1,389,536)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at October 31, 2004      4,088,115   $     47,846   $  4,094,182   $ (9,088,497)   $ (1,623,475)   $ (6,569,944)
                              ------------   ------------   ------------   ------------    ------------    ------------
      Net loss                        --             --             --         (923,872)           --          (923,872)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at October 31, 2005      4,088,115   $     47,846   $  4,094,182   $(10,012,369)   $ (1,623,475)   $ (7,493,816)
                              ------------   ------------   ------------   ------------    ------------    ------------
Exercise of common stock
  options                            3,333             33            766           --              --               799
                              ------------   ------------   ------------   ------------    ------------    ------------
Stock Based compensation
                                      --             --           96,316           --              --            96,316
                              ------------   ------------   ------------   ------------    ------------    ------------
     Net income                    102,915        102,915
                              ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT OCTOBER 31, 2006      4,091,448         47,879      4,191,264     (9,909,454)     (1,623,475)     (7,293,786)
                              ------------   ------------   ------------   ------------    ------------    ------------

                              ============   ============   ============   ============    ============    ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Cash Flows


                                                        YEARS ENDED OCTOBER 31,
                                                  2006          2005            2004
                                              -----------    -----------    -----------
      CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $   102,915    $  (923,872)   $(1,389,536)
Adjustments to reconcile net loss to
  net cash used in
   (provided by) operating activities:
     Depreciation and amortization                887,572        774,945        709,787
     Provision for bad debts                       32,851         12,000           --
     Loss on disposal of network assets              --             --          110,980
     Common stock issued for interest                --             --          360,000
     Stock based compensation                      96,316           --             --
     Changes in operating assets
       and liabilities:
       Accounts receivable                       (218,343)       (72,976)        63,052
       Inventories                               (569,729)       (27,470)        56,606
       Prepaid expenses and other
         current assets                             2,286       (135,736)        49,469
       Other assets                               (30,800)       (13,850)         4,740
       Accounts payable                           (10,024)        28,264         83,681
       Deferred income                             27,891       (171,538)       147,688
          Accrued expenses and other
            current liabilities                   303,493        136,762        (50,533)
                                              -----------    -----------    -----------
Total adjustments                                 521,513        530,401      1,535,470
                                              -----------    -----------    -----------
Net cash provided by (used in)
  operating activities                            624,428       (393,471)       145,934
                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to PASSUR(R) network                 (1,176,990)      (332,382)      (198,897)
Capital expenditures                              (73,971)       (73,382)       (27,484)
Additions to Software development costs          (468,115)      (358,000)      (245,684)
                                              -----------    -----------    -----------
Net cash used in investing activities          (1,719,076)      (763,764)      (472,065)
                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised                 799           --             --
Proceeds from  notes payable--related party     1,225,000      1,123,415        400,000
Payments on note payable                           (4,814)
                                              -----------    -----------    -----------
Net cash provided by financing activities       1,220,985      1,123,415        400,000
                                              -----------    -----------    -----------

Increase (Decrease) in cash                       126,337        (33,820)        73,869
Cash--beginning of year                            89,029        122,849         48,980
                                              -----------    -----------    -----------
Cash--end of year                             $   215,366    $    89,029    $   122,849
                                              ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                   $   227,396    $   414,576    $     6,475
   Income taxes                               $     6,689    $     5,159    $     4,426

   Capital expenditures financed                     --      $    14,000           --

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Megadata Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                                October 31, 2006

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Megadata Corporations, (the "Company") principal business is the delivery of unique flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

BASIS OF PRESENTATION

At October 31, 2006, the Company's current liabilities exceeded current assets by $278,000, it had a stockholder's deficit of $7,294,000, and it earned net income of $103,000 for the year ended October 31, 2006.

Management is addressing the working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, enhancements to existing products as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR(R) network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through December 8, 2007. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

Footnotes have been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Megadata Corporation and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

                       Megadata Corporation and Subsidiary

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

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company uses installment license and/ or maintenance agreements as standard business practice. The Company has a history of successfully collecting primarily all amounts due under the original payment terms, without making concessions on payments, software products, maintenance or other services. Net accounts receivable are composed of either the monthly, quarterly or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. These account receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues and unamortized license fee revenues. Deferred revenue amounts represent fees billed prior to actual performance of services, which will be amortized into revenue over either the respective license agreement term or the estimated useful life of such revenue, whichever is longer.

For the period ended October 31, 2006, the provision for doubtful accounts is approximately $9,000 compared to approximately $6,000 recorded as of the fiscal year ended October 31, 2005. The Company monitors its outstanding accounts receivable balance and believes the $9,000 provision is reasonable.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the estimated useful life of the improvements or the term of the lease, including renewal options expected to be exercised, whichever is shorter. Routine repairs and maintenance are expensed when incurred.

PASSUR(R) NETWORK

The PASSUR(R) network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation of $2,496,000 and $1,929,000 as of October 31, 2006 and 2005, respectively. Depreciation is charged to cost of sales and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years for PASSUR(R) Systems and five years for related workstations. Units that are not placed into service (at October 31, 2006 total of 5 units) are not depreciated until they are placed in service. During fiscal 2006, 2005 and 2004, the Company capitalized $1,263,000, $475,000 and $353,000 of costs related to the PASSUR(R) Network, respectively. The Company incurred depreciation expense related to PASSUR(R) Network installations during fiscal 2006, 2005 and 2004 of $614,000, $538,000 and $531,000,
respectively. During fiscal 2006, the amount capitalized to the PASSUR(R) Network includes transfers from inventory of approximately $623,000.

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PASSUR(R) NETWORK (CONTINUED)

In fiscal 2006 and 2005 the Company did not dispose of any PASSUR(R) Network assets.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products as well as enhancements to software features of the existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of sales.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2006 are recoverable through anticipated future sales of such applicable products. During fiscal 2006 and 2005 the Company capitalized approximately $468,000 and $358,000, respectively. During fiscal year 2006, 2005 and 2004, the Company recorded approximately $217,000, $190,000 and $145,000 of amortization related to software development projects, respectively, of which certain projects were completed and released for sale and certain projects were still in development as each year end.

In fiscal 2006 and 2005 the Company did not write off any capitalized software projects.

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

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF SALES

The Company has not segregated its cost of sales between cost of system sales and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs.

Costs associated with subscription and maintenance revenues consists primarily of direct labor, communication costs, depreciation of PASSUR(R) Network assets, amortization of software development costs and overhead costs allocations. Also included in costs of sales are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of sales in each reporting period are impacted by: (1) the number of PASSUR(R) Network units added which include the costs of production, shipment and installation of these assets which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development programs which are amortized in cost of sales.

INCOME TAXES

The Company and its subsidiary file a consolidated Federal income tax return. The Company uses the liability method in accounting for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE INFORMATION

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

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For all periods in 2005 and 2004, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share. Shares used to calculate net income (loss) per share are as follows:

                                               ---------------------------------
                                                  2006        2005        2004
                                               ---------   ---------   ---------
Basic weighted average shares                  4,091,448   4,088,115   3,961,885
   outstanding
Effect of dilutive stock options               1,235,604       --          --
                                               ---------   ---------   ---------
Diluted weighted average shares
   outstanding                                 5,327,052   4,088,115   3,961,885
                                               =========   =========   =========

Weighted average shares which are not
   included in the calculation of
   diluted net income (loss) per share           676,771   1,561,000   1,210,000
   because their impact is anti-dilutive



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

                       Megadata Corporation and Subsidiary

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 to stock-based compensation (see Note 9. Stock Options) for the fiscal years ended October 31, 2005 and 2004:


                                                 OCTOBER 31,     OCTOBER 31,
                                                    2005           2004
                                                ------------    -----------

       Reported net  (loss)                    $   (924,000)   $(1,390,000)
       Pro-forma stock compensation
          expense                                   (72,000)       (83,000)
                                               ------------    -----------
       Pro-forma net  (loss)                   $   (996,000)   $(1,473,000)
                                               ============    ===========
       Reported basic and diluted net
          loss per common share                $       (.24)   $      (.37)
                                               ============    ===========
       Pro-forma basic and diluted net
          loss per common share                $       (.24)   $      (.37)
                                               ============    ===========

Effective November 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Payments" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The weighted average fair value of options outstanding during the year ended October 31, 2006 was $.46. These options vest over a period of three years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal year ended October 31, 2006, 2005 and 2004: risk-free interest rates of 4.47%, 3.92% and 3.92%, respectively, volatility factor of the expected market price of the Company's Common Stock of 135% in fiscal year 2006, and 111% in fiscal years 2005 and 2004, respectively, assumed dividend yield of 0% in fiscal year 2006, 2005 and 2004, respectively, and a weighted-average expected life of the option of 6.3 years in fiscal 2006, and 8 years in fiscal 2005 and 2004.

COMPREHENSIVE INCOME (LOSS)

For the fiscal year ended October 31, 2006, the Company's Comprehensive income is equivalent to that of the Company's total net income. For the fiscal years ended October 31, 2006, 2005 and 2004, the Company's comprehensive loss is equivalent to that of the Company's total net loss for those respective periods.

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No.109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

                       Megadata Corporation and Subsidiary

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material impact on its consolidated financial position, results of operations or cash flows.

2. INVENTORIES

Inventories are summarized as follows:

                                                  OCTOBER 31,
                                             2006             2005
                                       ----------------- ----------------

Parts and raw materials                $     525,000     $     102,000
Finished goods                               211,000            64,000
                                       ----------------- ----------------
                                       $     736,000     $     166,000
                                       ================= ================

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                               ESTIMATED
                                 USEFUL                  OCTOBER 31,
                                  LIVES             2006             2005
                               -------------- ----------------- ----------------

Leasehold improvements           3-5 years       $   109,000       $   109,000
Equipment                       5-10 years         2,460,000         2,386,000
Furniture and  fixtures         5-10 years           415,000           415,000
                                              ----------------- ----------------
                                                   2,984,000         2,910,000
Less accumulated depreciation
  and amortization                                 2,839,000         2,782,000
                                              ----------------- ----------------
                                                 $   145,000       $   128,000
                                              ================= ================

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $57,000, $47,000, and $34,000 for the years ended October 31, 2006, 2005, and 2004, respectively.

                       Megadata Corporation and Subsidiary

4. SOFTWARE DEVELOPMENT COSTS

Software development costs are comprised of costs incurred to develop computer software products as well as enhancements to software features of the existing products to be sold or otherwise marketed, after technological feasibility is established and ending when the product is available for release to customers. As of October 31, 2006 and 2005, the Company had approximately $1,831,000, and $1,363,000 of such costs capitalized, and $633,000 and $416,000 of accumulated amortization, respectively. The weighted average amortization period of the Company's software development costs as of October 31, 2006 is approximately 2.5 years.

Amortization expense on these assets for the fiscal years ended October 31, 2006, 2005 and 2004 was approximately $217,000, $190,000, and $145,000, respectively. Amortization expense for the years ended October 31, 2007, 2008, 2009, 2010 and 2011 will approximate $229,000, $184,000, $99,000, $51,000 and
$24,000, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                          OCTOBER 31,
                                                     2006             2005
                                               ----------------- ---------------
Accrued payroll, payroll taxes and benefits    $     324,000     $     245,000
Accrued professional fees                            132,000           151,000
Accrued license fees                                  75,000           100,000
Accrued advertising and marketing                     27,000            28,000
Other accrued liabilities                             57,000            36,000
                                               ----------------- ---------------
                                               $     615,000     $     560,000
                                               ================= ===============

6. NOTES PAYABLE--RELATED PARTY

During fiscal 2004, the Chairman of the Company, Mr. Gilbert loaned the Company an additional $400,000 in the aggregate under certain promissory notes bearing interest of 4.5% per annum and maturing on November 1, 2004, bringing the loan to a total of $8,939,880.

On January 28, 2005, the Company and Mr. Gilbert entered into a subsequent extended debt agreement with respect to his loan to the Company which consisted of $8,866,465 of principal and $74,415 of accrued interest for a total of $8,939,880, effective November 1, 2004, with a maturity date of November 1, 2005 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2004.

During fiscal 2005 Mr. Gilbert lent the Company an additional $1,123,415, bringing the loan to a total of $9,989,880 on October 31, 2005. On January 27, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%.

                       Megadata Corporation and Subsidiary

6. NOTES PAYABLE--RELATED PARTY (CONTINUED)

On January 27, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2005.

During fiscal 2006 Mr. Gilbert lent the Company an additional $1,225,000, bringing the principal of $11,214,880 and accrued interest of $247,867 to a total loan of $11,462,747 on October 31, 2006. On December 8, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2006, with a maturity date of November 1, 2007 bearing an interest rate of 4.5%. The notes are secured by the Company's assets.

7. LEASES AND NOTE PAYABLE

The Company's software development facility is located in Bohemia, New York, and is subject to a lease that was extended for an additional three years commencing November 1, 2006 through October 31, 2009. Minimum rent under this agreement for the period ended October 31, 2006 approximates $89,000 per year. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount. The Company's headquarters located in Greenwich, CT are rented for a five year period ending June 30, 2009 at an amount of $45,000 per year. All other operating leases are under a month-to-month arrangement. See also Note 11. Related Parties.

            FISCAL YEAR ENDED OCTOBER 31:                OPERATING LEASES
            ----------------------------                 ----------------

                     2007                                  $ 138,000
                     2008                                    143,000
                     2009                                    131,000

            Total minimum lease payments                   $ 412,000

In November of 2005, the Company entered into a three year financing agreement with a third party for accounting software. The total amount financed at zero percent interest amounted to approximately $14,000. The minimum payments due on the note will approximate $5,000 for fiscal year ended October 2007. The note will be paid in full during fiscal year 2007.

8. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2006, the Company has available a federal net operating loss carry-forward of approximately $13,765,000 for income tax purposes which will expire in various tax years from 2007 through 2026. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $5,589,000 which primarily consists of the net operating loss carry-forwards.

                       Megadata Corporation and Subsidiary

9. STOCK OPTIONS

The Company's stock option plans provide for the granting of stock options for up to 2,240,000 shares of the Company's common stock. The option price per share is the fair market value at date of grant, except on the issuance of non-qualified options in which the option price is not less than 85% of the fair market value of the common stock. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the common stock at the date of grant.

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

Prior to November 1, 2005 the Company accounted for employee stock option plans under APB No. 25, and disclosed in a note to the consolidated financial statements pro forma net loss and per share amounts as if the Company had applied SFAS No. 123 and SFAS No. 148.

In accordance with SFAS No. 123, pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these stock options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted average assumptions for 2006, 2005, and 2004, respectively: risk-free interest rates of 4.47%, 3.92% and 3.92% for fiscal 2006, 2005 and 2004; no dividend yield;
volatility factors of the expected market price of the Company's common stock of 135% in fiscal 2006, and 111% in fiscal years 2005 and 2004, respectively; and an 6.3 years in fiscal 2006 and 8 years in fiscal years 2005 and 2004 for the weighted-average expected life of the options.

                       Megadata Corporation and Subsidiary

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

Information with respect to options during the years ended October 31, 2006, 2005 and 2004 are as follows:

                                       2006                        2005                     2004
                               ------------------------    -----------------------  -----------------------
                                              WEIGHTED                    WEIGHTED                 WEIGHTED
                                              AVERAGE                     AVERAGE                  AVERAGE
                                              EXERCISE                    EXERCISE                 EXERCISE
                               OPTIONS          PRICE      OPTIONS         PRICE    OPTIONS         PRICE
                              -----------------------------------------------------------------------------
 Options
    outstanding--beginning    1,561,000       $    .49    1,210,000      $   .56    1,043,000       $   .58
    of year
 Options granted                172,000            .47      351,000          .25      342,000           .42
 Options forfeited and          (54,167)          1.42         --         --         (175,000)          .40
    expired
 Options exercised               (3,333)           .24         --         --             --          --
                             ------------------------------------------------------------------------------
 Options outstanding--
    end of year               1,675,500       $    .46    1,561,000      $   .49    1,210,000       $   .56
                             ==============================================================================
 Options exercisable at
    end of year               1,248,130       $    .49      909,900      $   .62      680,710       $   .69
                             ==============================================================================
Weighted average fair
    value per share of
    options granted during       $.47                          $.25                   $.42
            the year         =========                     ===========             ========


                       Megadata Corporation and Subsidiary

9. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at October 31, 2006:

-------------------- ---------------------- ---------------------- ---------------------- ---------------------- -------------
                     OPTIONS OUTSTANDING                                                         OPTIONS EXERCISABLE
-------------------- ---------------------- ---------------------- ---------------------- ---------------------- -------------
                                                 WEIGHTED-AVERAGE
                                                   REMAINING
RANGE OF                                          CONTRACTUAL          WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE
EXERCISE PRICES               SHARES                  LIFE              EXERCISE PRICE        SHARES         EXERCISE PRICE
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
  $  .15 - $  .24            323,500               5.6 years                 $.20             263,660             $.19
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
  $  .25 - $  .38            569,000               7.0 years                  .29             417,650              .29
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
  $  .40 - $  .55            480,500               7.5 years                  .49             264,320              .50
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
  $  .63 - $  .84            265,000               3.9 years                  .79             265,000              .79
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
-------------------- ---------------------- ---------------------- ---------------------- ------------- ----------------------
  $1.63 - $ 2.75              37,500               3.4 years                 2.53              37,500             2.53
-------------------- ====================== ---------------------- ---------------------- ============= ----------------------
-------------------- ====================== ---------------------- ---------------------- ============= ----------------------
                           1,675,500                                                        1,248,130
-------------------- ====================== ---------------------- ---------------------- ============= ----------------------

As of October 31, 2006, there were 2,220,000 shares of common stock reserved for future issuance under the Company's stock option plan. For the year ended October 31, 2006, stock compensation expense of approximately $96,000 was primarily charged to Selling, General and Administrative expense, consisting of $9,000 for options granted during fiscal year 2006 and $85,000 for non vested options granted prior to October 31, 2005. As of October 31, 2006, there was $116,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock option activity during the year ended October 31, 2006, was as follows:


------------------------------------------- ---------------- ------------- ----------------- ----------------
                                            Number of        Weighted      Weighted          Aggregate
                                            options          average       average           intrinsic value
                                                             exercise      remaining
                                                             price         contracted term
                                                                           (years)
------------------------------------------- ---------------- ------------- ----------------- ----------------
------------------------------------------- ---------------- ------------- ----------------- ----------------
Outstanding at November 1, 2005              1,561,000            $0.49
------------------------------------------- ---------------- ------------- ----------------- ----------------
------------------------------------------- ---------------- ------------- ----------------- ----------------
Options granted                                172,000             0.47
------------------------------------------- ---------------- ------------- ----------------- ----------------
------------------------------------------- ---------------- ------------- ----------------- ----------------
Options exercised                               (3,333)            0.24
------------------------------------------- ---------------- ------------- ----------------- ----------------
------------------------------------------- ---------------- ------------- ----------------- ----------------
Options forfeited                              (54,167)            1.42
------------------------------------------- ---------------- ------------- ----------------- ----------------
------------------------------------------- ---------------- ------------- ----------------- ----------------
Options outstanding at October 31, 2006      1,675,500                            6.3          $767,000
                                                                    .46
------------------------------------------- ---------------- ------------- ----------------- ----------------
------------------------------------------- ---------------- ------------- ----------------- ----------------
Options exercisable at October  31, 2006     1,248,130              .49           5.5          $608,000
------------------------------------------- ---------------- ------------- ----------------- ----------------

The weighted average grant-date fair value of options granted during fiscal year 2006 was $0.47 and the aggregate intrinsic value of the options exercised was $800.

                       Megadata Corporation and Subsidiary

9. STOCK OPTIONS (CONTINUED)

A summary of our non-vested shares as of October 31, 2006 and changes during the fiscal year are presented below:



---------------------------------- --------------------- ----------------------
                                                           Weighted
                                                            average
                                                           grant date
                                      Shares              fair value
---------------------------------- --------------------- ----------------------
---------------------------------- --------------------- ----------------------
Nonvested at November 1 , 2005        611,100                    $0.31
---------------------------------- --------------------- ----------------------
---------------------------------- --------------------- ----------------------
Granted                               172,000                     0.47
---------------------------------- --------------------- ----------------------
---------------------------------- --------------------- ----------------------
Vested                               (293,971)                    0.32
---------------------------------- --------------------- ----------------------
---------------------------------- --------------------- ----------------------
Forfeited                             (61,759)                    1.42
---------------------------------- --------------------- ----------------------
---------------------------------- --------------------- ----------------------
Nonvested at October 31, 2006         427,370                      .37
---------------------------------- --------------------- ----------------------


10. MAJOR CUSTOMERS

The Company is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

During the year ended October 31, 2006, 2005 and 2004 one customer accounted for approximately 16%, 18% and 23% of total revenues, respectively. The Company had export sales of approximately $226,000, $174,000 and $64,000 in fiscal 2006, 2005, and 2004, respectively. All sales, including export sales, are denominated in U.S. dollars.

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

                       Megadata Corporation and Subsidiary

11. RELATED PARTY TRANSACTIONS (CONTINUED)

For the years ended October 31, 2006, 2005, and 2004 the Company paid approximately $98,000, $24,000, and $23,000 respectively, to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with either the production of various replacement components, systems production or upgrade equipment of PASSUR(R) systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

Accrued expenses - related parties consist of the following:

                                                         OCTOBER 31,
                                                  2006               2005
                                           ------------------- ---------------
Interest on notes payable (note 6)         $     247,000       $        --
Accrued travel expenses                           39,000              47,000
Accrued commission                                43,000              22,000
                                           ------------------- ---------------
                                           $     330,000       $      69,000
                                           =================== ===============

12. ROYALTY AGREEMENT

The Company is a party to a license agreement, as amended in fiscal 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR(R) systems for use with airline dispatch arrangements and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR(R) systems and/or data subscriptions for noise applications. The Company pays a royalty based on the number of PASSUR(R) systems sold and/or installed and generating subscription revenues subject to a minimum annual royalty of $75,000. As of October 31, 2006 and 2005, the Company has $75,000 and $100,000 accrued as a component of accrued expenses and other accrued liabilities, respectively. This license agreement is in effect until the date of expiration of the last PASSUR(R) patent to expire, which occurs in 2013.

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

                       Megadata Corporation and Subsidiary

13. QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2006 and 2005. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of any normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances have been reclassified to conform to the presentation of balances as stated in this Annual Report on Form 10-K.


                                                                        THREE MONTHS ENDED
                              ---------------------------------------------------------------------------------------------
                                OCT. 31,    JULY 31,   APRIL 30, JANUARY 31,  OCT. 31,    JULY 31,   APRIL 30,  JANUARY 31,
                                 2006         2006       2006       2006        2005        2005       2005       2005
                              ---------------------------------------------------------------------------------------------

TOTAL NET REVENUES            $1,206,214  $1,074,277  $1,015,967  $1,017,764  $1,012,012   $985,844   $978,772   $832,145

INCOME (LOSS) FROM OPERATIONS    459,237     141,780     (12,604)    (10,037)   (132,384)   (82,256)   (94,599)  (196,827)

NET INCOME (LOSS)                334,278      22,390    (126,740)   (127,013)   (238,101)  (186,730)  (194,651)  (304,390)

NET INCOME (LOSS) PER COMMON
SHARE - BASIC                   $.08         $.01       $(.03)      $(.03)      $(.06)     $(.05)     $(.05)     $(.07)
NET INCOME (LOSS) PER COMMON
SHARE - DILUTED                 $.06         $.01       $(.03)      $(.03)      $(.06)     $(.05)     $(.05)     $(.07)
---------------------------------------------------------------------------------------------------------------------------

                       Megadata Corporation and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts


                                                 ADDITIONS         CHARGED
                              BALANCE AT         CHARGED TO        TO OTHER
                              BEGINNING          COSTS AND        ACCOUNTS -     DEDUCTIONS      BALANCE AT END
DESCRIPTION                   OF PERIOD          EXPENSES          DESCRIBE      - DESCRIBE        OF PERIOD
----------------------------------------------------------------------------------------------------------------
Year Ended
October  31, 2006;
----------------------------------------------------------------------------------------------------------------
Reserves and allowances
deducted from asset accounts:
----------------------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable                   6,275        32,851                          (30,514)                8,612
----------------------------------------------------------------------------------------------------------------
Valuation allowance on
deferred tax asset              $ 6,365,000                     $  (776,000)(a)                      $ 5,589,000
----------------------------------------------------------------------------------------------------------------
                                $ 6,371,275        32,851       $  (776,000)       (30,514)          $ 5,597,612
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Year Ended
October  31, 2005;
----------------------------------------------------------------------------------------------------------------
Reserves and allowances
deducted from asset accounts:
----------------------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable                                12,000                           (5,725)                6,275
----------------------------------------------------------------------------------------------------------------
Valuation allowance on
deferred tax asset              $ 5,988,500                     $   376,500(a)                       $ 6,365,000
----------------------------------------------------------------------------------------------------------------
                                $ 5,988,500        12,000       $   376,500         (5,725)          $ 6,371,275
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Year Ended October 31, 2004;
Reserves and allowances
deducted from asset
accounts:
Reserve for estimated
doubtful accounts -
accounts receivable             $     6,838          --                        ($    6,838)          --
Valuation allowance on
deferred tax asset              $ 5,362,500                     $   626,000(a)                       $ 5,988,500
                                --------------------------------------------------------------------------------
                                --------------------------------------------------------------------------------
                                $ 5,369,338          --         $   626,000    ($    6,838)          $ 5,988,500
                                ================================================================================

(a) Valuation allowance for deferred tax assets.


                                       S-1