Form 10-Q
period 2007-01-31
MEGADATA CORP
filed 2007-03-16
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ==========================

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2007
                                                ----------------


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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                             Yes                      No   X
                                ---------                ------

     ======================================================================
                  There were 4,091,448 shares of common stock with a par value of $0.01 per share outstanding as of March 12, 2007.

                                      INDEX

                       Megadata Corporation and Subsidiary

                                                                            Page
PART I.      Financial Information                                             3

Item 1.      Financial Statements.

             Consolidated Balance Sheets - January 31, 2007
             (unaudited) and October 31, 2006.                                 3

             Consolidated Statements of Operations (unaudited)
             Three months ended January 31, 2007 and 2006.                     4

             Consolidated Statements of Cash Flows (unaudited)
             Three months ended January 31, 2007 and 2006.                     5

             Notes to Consolidated Financial
             Statements (unaudited) - January 31, 2007.                        6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                             12

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk.                                               22

Item 4.      Controls and Procedures.                                         22

PART II.     Other Information                                                23

Item 6.      Exhibits                                                         23

Signatures                                                                    24

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                       Megadata Corporation and Subsidiary

                           Consolidated Balance Sheets
                                                                       JANUARY 31,      OCTOBER 31,
                                                                          2007             2006
                                                                       ------------    ------------
                                                                        (UNAUDITED)
         ASSETS
         Current assets:
            Cash                                                        $    192,511    $    215,366
            Accounts receivable, net                                         565,047         669,108
            Inventory, net                                                   672,079         735,847
            Prepaid expenses and other current assets                        257,755         167,905
                                                                        ------------    ------------
         Total current assets                                              1,687,392       1,788,226

         Property, plant and equipment, net                                  192,105         145,326
         PASSUR network, net                                               2,956,957       2,839,519
         Software development costs, net                                   1,267,272       1,198,520
         Other assets                                                         57,225          57,225
                                                                        ------------    ------------
         Total Assets                                                   $  6,160,951    $  6,028,816
                                                                        ============    ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current Liabilities:
            Accounts payable                                            $    324,737    $    311,213
            Accrued expenses and other current liabilities                   589,506         614,805
            Accrued expenses--related parties                                138,453         330,160
            Note payable-current portion                                       3,611           4,815
            Notes payable--related party                                  11,514,880            --
            Deferred income, current portion                                 764,221         805,389
                                                                        ------------    ------------
         Total current liabilities                                        13,335,408       2,066,382

         Deferred income, less current portion                                45,174          41,340
         Notes payable--related party                                           --        11,214,880
                                                                        ------------    ------------
                                                                          13,380,582      13,322,602
         Commitment and contingencies

         Stockholders' deficit:
            Preferred shares - authorized 5,000,000 shares, par value $.01 per
              share; none issued or outstanding                                 --              --
            Common shares--authorized 10,000,000 shares, par value
              $.01 per share; issued 4,787,948 in 2007 and 2006
                                                                              47,879          47,879
            Additional paid-in capital                                     4,211,538       4,191,264
            Accumulated deficit                                           (9,855,573)     (9,909,454)
                                                                        ------------    ------------
                                                                          (5,596,156)     (5,670,311)
           Treasury Stock, at cost, 696,500 shares in 2007
              and 2006                                                    (1,623,475)     (1,623,475)
                                                                        ------------    ------------
         Total stockholders' deficit                                      (7,219,631)     (7,293,786)
                                                                        ------------    ------------
         Total liabilities and stockholders' deficit                    $  6,160,951    $  6,028,816
                                                                        ============    ============
SEE ACCOMPANYING NOTES.



                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                       THREE MONTHS ENDED JANUARY 31,
                                                             2007          2006
                                                         -----------    -----------
Revenues:
   Subscriptions                                         $ 1,167,372    $   906,584
   Maintenance                                               102,716        111,180
   Other                                                      31,592           --
                                                         -----------    -----------
Total revenues                                             1,301,680      1,017,764
                                                         -----------    -----------

Cost and expenses:
   Cost of revenues                                          459,382        426,745
   Research and development                                  109,746         99,266
   Selling, general and administrative expenses              546,312        501,789
                                                         -----------    -----------
                                                           1,115,440      1,027,800
                                                         -----------    -----------

Income (loss) from operations                                186,240        (10,036)

Other income (expense):
   Interest income                                             3,062          1,360
   Interest expense--related party                          (132,249)      (114,884)
                                                         -----------    -----------
Income (loss) before income taxes                             57,053       (123,560)
Provision for income taxes                                     3,172          3,453
                                                         -----------    -----------
Net income (loss)                                        $    53,881    $  (127,013)
                                                         ===========    ===========


Net income (loss) per common share--basic                $       .01    $      (.03)
                                                         ===========    ===========

Net income (loss) per common share--diluted              $       .01           (.03)

Weighted average number of common shares                   4,091,448      4,088,115
   outstanding--basic
                                                         ===========    ===========
Weighted average number of common shares outstanding--
   diluted                                                 5,511,401      4,088,115
                                                         ===========    ===========


SEE ACCOMPANYING NOTES.



                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                     THREE MONTHS ENDED JANUARY 31,
                                                            2007        2006
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  53,881    $(127,013)
Adjustments to reconcile net income (loss) to net cash
 Provided by operating activities:
     Depreciation and amortization                         242,255      210,458
     Non cash stock compensation expense                    20,274        7,741
     Provision for inventory reserve                         7,500       15,000
     Provision for doubtful accounts receivable              3,140        3,000
     Changes in operating assets and liabilities:
       Accounts receivable                                 100,921     (329,333)
       Inventories                                          56,268     (102,382)
       Prepaid expenses and other current assets           (89,850)      62,006
       Accounts payable                                     13,523      279,138
       Deferred income                                     (37,334)     167,176
       Accrued expenses and other current liabilities     (217,006)      36,867
                                                         ---------    ---------
Total adjustments                                           99,691      349,671
                                                         ---------    ---------
Net cash provided by operating activities                  153,572      222,658

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                            (279,532)     (76,300)
Software development costs                                (128,993)     (94,521)
Capital expenditures                                       (66,698)      (9,197)
                                                         ---------    ---------
Net cash used in investing activities                     (475,223)    (180,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                 300,000         --
Payments on note payable                                    (1,204)      (1,203)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        298,796       (1,203)
                                                         ---------    ---------

(Decrease) increase in cash                                (22,855)      41,437
Cash--beginning of period                                  215,366       89,029
                                                         ---------    ---------
Cash--end of period                                      $ 192,511    $ 130,466
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the quarter for:
Interest-related party                                   $ 335,270         --


SEE ACCOMPANYING NOTES.

                       Megadata Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2007

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2007 and its consolidated results of operations and cash flows for the three months ended January 31, 2007 and 2006.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR(R) network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan.

If the Company's business plan does not generate sufficient cash flow from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. If such external financing is not consummated, the Company has a commitment through March 7, 2008 from its significant shareholder and Chairman. Funds for other discretionary projects in some cases may be beyond the scope of normal operating requirements and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2007.

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

ACCOUNTS RECEIVABLE

The Company uses installment license and/or maintenance agreements as part of its standard business practice. The Company has a history of successfully collecting all amounts due under the original payment terms, without making concessions on payments, software products, maintenance or other services. Net accounts receivable is composed of either the monthly, quarterly or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement.

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

For the period ended January 31, 2007, the provision for doubtful accounts was approximately $12,000 compared to $9,000 recorded as of the fiscal year ended October 31, 2006. The Company monitors its outstanding accounts receivable balance and believes the $12,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2007 are recoverable through anticipated future sales of such applicable products.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For the first quarter of 2006, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share. Shares used to calculate net income (loss) per share are as follows:

                                                      FOR THE THREE MONTHS ENDED
                                                              JANUARY 31,
                                                      --------------------------
                                                        2007             2006
                                                      ---------        ---------
Basic weighted average shares                         4,091,448        4,088,115
   outstanding
Effect of dilutive stock options                      1,419,953             --
                                                      ---------        ---------
Diluted weighted average shares
   outstanding                                        5,511,401        4,088,115
                                                      =========        =========

Weighted average shares which are
  not included in the calculation of
  diluted net income (loss) per share
  because their impact is anti-dilutive


Stock options                                           255,547        1,588,500

STOCK BASED COMPENSATION PLANS

Effective November 1, 2005, the Company adopted SFAS No. 123R "Share - Based Compensation" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption. For the three months ended January 31, 2007 and 2006, stock compensation expense of approximately $20,000 and $8,000, respectively, was primarily charged to Selling, General and Administrative expense.

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2007, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company $300,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2007. As of January 31, 2007, the aggregate principal amount of notes due to Mr. Gilbert was $11,514,880. The notes are secured by the Company's assets.

On January 27, 2006, the Company and Mr. Gilbert entered into an extended debt agreement effective November 1, 2005, with a maturity date of November 1, 2006 bearing an interest rate of 4.5%. The notes payable are classified as long-term as of October 31, 2005.

During fiscal 2006 Mr. Gilbert lent the Company an additional $1,225,000, bringing principal of $11,214,880 and accrued interest of $247,867 to a total loan of $11,462,747 on October 31, 2006. On December 8, 2006, the Company and Mr. Gilbert entered into a subsequent extended debt agreement effective November 1, 2006, with a maturity date of November 1, 2007 bearing an interest rate of 4.5%.

During the three months ended January 31, 2007, the Company paid approximately $1,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement, new and upgrade equipment for PASSUR(R) systems. A Company Executive Vice President and Director is a 50% shareholder of the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

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

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR(R) Network. Revenues consist predominantly of subscription-based revenues, maintenance revenues from customer-owned PASSUR(R) systems, revenues from system sales and system upgrades and revenues from other services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three months ended January 31, 2007 increased by approximately $284,000, or 28%, as compared to the same period of fiscal 2006. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs as well as the ease of delivery through its web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three months ended January 31, 2007, subscription-based revenues increased approximately $261,000, or 29%, when compared to the same period in fiscal 2006. Maintenance revenues decreased approximately $8,000 or 8% when compared to the same fiscal period in fiscal 2006. Other revenue was approximately $32,000 in the three months ended January 31, 2007. There was no other revenue in the same period in fiscal 2006.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and developing new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR(R) system at a customer's specific request.

The Company shipped three and installed two Company-owned PASSUR(R) systems during the three months ended January 31, 2007. Such installations have been capitalized as part of the "PASSUR(R) Network." The Company intends to expand the PASSUR(R) Network by manufacturing, shipping and installing additional PASSUR(R) systems throughout fiscal 2007. The Company completed the manufactured of three Passur units and has seventeen units in work in process during the three months ended January 31, 2007. Management anticipates that these new PASSURs(R) will be located at new sites which will provide increased coverage for the PASSUR(R) Network and increase the Company's potential for new customers at such locations as well as providing existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of January 31, 2007 there were 56 Company-owned PASSUR(R) systems located at various airports throughout North America and Europe.

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

The Company has not segregated its cost of revenues between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three months ended January 31, 2007, cost of revenues increased by approximately $33,000, or 8%, as compared to the same period in fiscal 2006. This increase was primarily due to an increase in personnel costs and depreciation. The increase in costs was partially offset by a decrease in communication and outside consulting costs and an increase in the capitalization of PASSUR(R) Network costs as a result of the manufacturing of new PASSUR units as well as higher software costs.

Cost of revenues includes labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate cost of revenues between subscription based revenues and maintenance revenues. Also included in cost of revenues is depreciation and amortization of the PASSUR(R) Network assets and software development costs; for the three months ended January 31, 2007 and 2006, these costs were approximately $222,000 and $198,000, respectively, and were reduced by the capitalization of manufacturing costs and PASSUR(R) Network assets and software development costs of approximately $306,000 and $245,000, respectively.

RESEARCH AND DEVELOPMENT

For the three months ended January 31, 2007 and 2006, research and development expenses remained relatively constant. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer-sponsored research and development activities during the three months ended January 31, 2007 and 2006. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended January 31, 2007, selling, general and administrative expenses increased by approximately $45,000, or 9%, as compared to the same period in fiscal 2006. The increase was primarily due to increased personnel costs and increased marketing for the three months ended January 31, 2007, as compared to the same period in fiscal 2006.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2007 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income did not change significantly for the three months ended January 31, 2007, as compared to the same period of fiscal 2006.

For the three months ended January 31, 2007, interest expense-related party increased by approximately $17,000, or 15%, as compared to the same period of fiscal 2006. The increase is due to approximately $1,525,000 in higher debt as compared to the same period in fiscal 2006. Total debt at January 31, 2007 was $11,514,880 at an effective interest rate of 4.5%.

NET INCOME (LOSS)

The Company earned net income of $54,000, or $.01 per diluted common share, during the three months ended January 31, 2007. During the corresponding period of fiscal 2006, the Company incurred a net loss of $127,000, or $.03 per diluted common share. The increase in total revenues of approximately 28% for the three months ended January 31, 2007, which was partially off set by the 9% increase in costs associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR(R) Network, contributed to net income.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2007, the Company's current liabilities exceeded current assets by $11,648,000. On that date, included in current liabilities, were notes payable - related party of $11,515,000. At January 31, 2007, the Company's stockholders' deficit was $9,856,000. For the three months ended January 31, 2007, the Company earned net income of $54,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network" by continuing to install PASSUR(R) systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through March 7, 2008. Funding for other discretionary projects in some cases may be beyond the scope of normal operating requirements and, therefore, may not be approved and/or funded. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

For the three months ended January 31, 2007, net cash provided by operating activities was approximately $154,000. Cash flows used in investing activities was approximately $475,000 and consisted primarily of capitalized software development and PASSUR(R) Network costs. Cash provided by financing activities was approximately $299,000. No principal payments on notes payable - related party were made during the three months ended January 31, 2007.

The Company recorded net income of approximately $54,000 for the three months ended January 31, 2007. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model, but has also had higher costs associated with the placement, operation, development, maintenance and marketing of the Company owned PASSUR(R) Network which partially offset such increased revenues. The Company is actively addressing the increasing costs associated with supporting its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines.

It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively. Interest by potential customers in the information and decision support software products obtained from the PASSUR(R) Network remains strong and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

CONTRACTUAL OBLIGATIONS

As of January 31, 2007, the Company had contractual obligations as follows:


CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD
                                                LESS THAN 1                  MORE THAN
                                     TOTAL         YEAR       1 - 3 YEARS     3 YEARS
                                 ------------------------------------------------------
Operating Leases                 $   375,848   $   138,944   $   236,904          --
Promissory Notes-Related Party   $11,514,880   $11,514,880          --            --

Other Long-Term Obligations      $   600,000   $   150,000   $   225,000   $   225,000

                                 -----------   -----------   -----------   -----------

Total Contractual Obligations    $12,490,728   $11,803,824   $   461,904   $   225,000
                                 ===========   ===========   ===========   ===========


o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($93,014 - fiscal 2007, $97,734 - fiscal 2008, and $100,603 - fiscal 2009). Rent for the Company's headquarters located in Greenwich, CT is $45,000 per year through June 30, 2009. All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation (total monthly obligations total $500 per month).

o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and such payments will continue until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. As of January 31, 2007 the Company has $75,000 accrued as a component of accrued expenses and other accrued liabilities for fiscal 2006 royalty payments.

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

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and amortization commences over a five-year period and any additional costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any costs incurred on products which were completed and released to the general public which were in the form of continued maintenance of such products, in accordance with SFAS 86. Management uses its judgment in determining and evaluating whether development costs meet the criteria for immediate expense or capitalization.

The Company's net capitalized software costs at January 31, 2007 totaled $1,267,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant and equipment, PASSUR(R) Network and software development costs, which at January 31, 2007, approximated $192,000, $2,957,000 and $1,267,000, respectively. Long lived assets accounted for 72% of the Company's total assets. The carrying value of the long-lived assets is dependent on the forecasted and actual cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of January 31, 2007, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

As of January 31, 2007 the total net property, plant and equipment approximated $192,000, the total net PASSUR(R) Network approximated $2,957,000 and the total net software development costs approximated $1,267,000. The total depreciation and amortization expense related to capitalized assets for the three months ended January 31, 2007 approximated $242,000. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

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

The total depreciation and/or amortization for the three months ended January 31, 2007 approximated $242,000. Of such total depreciation and /or amortization, the plant, property and equipment component approximated $20,000, the PASSUR(R) Network component approximated $162,000 and software development costs approximated $60,000.

STOCK-BASED COMPENSATION

Effective November 1, 2005, the Company adopted SFAS No. 123R, "Share - Based Compensation" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123R. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No. 123R resulted in no cumulative change in accounting as of the date of adoption.

FORWARD LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources") contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) systems and other product lines as a result of potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact such changes in regulation could have on the Company's business Additional uncertainties are related to a) the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products, b) its ability to adequately protect its intellectual property, c) its ability to secure future financing and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief or expectation only as of such date. The Company undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

                                              MEGADATA CORPORATION

 DATED:  MARCH 16, 2007                       By: /s/ James T. Barry
                                              ----------------------
                                              James T. Barry, President and
                                              Chief Executive Officer

 DATED:  MARCH 16, 2007                       By:/s/ Jeffrey P. Devaney
                                              -------------------------
                                              Jeffrey P. Devaney,
                                              Chief Financial Officer,
                                              Treasurer and Secretary (Principal
                                              Financial and Accounting Officer)

                                                    EXHIBIT INDEX


------------------ -------------------------------------------- ----------------

                                                                  PAPER (P) OR
   EXHIBIT NO.              DESCRIPTION                          ELECTRONIC (E)
------------------ -------------------------------------------- ----------------

------------------ -------------------------------------------- ----------------
      31.1          Certification of Chief Executive Officer
                    pursuant to Rule 13a-14(a) or 15d-14(a) of         E
                    the Securities Exchange Act of 1934, as
                    adopted pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

------------------ -------------------------------------------------------------
      31.2          Certification  of Chief Financial  Officer
                    pursuant to Rule 13a-14(a) or 15d-14(a) of         E
                    the Securities Exchange Act of 1934, as
                    adopted pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

------------------ -------------------------------------------------------------
      32.1          Certification  of Chief Executive  Officer
                    pursuant to 18 U.S.C.Section 1350, as              E
                    adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

------------------ -------------------------------------------------------------
      32.2          Certification of Chief Financial Officer
                    pursuant to 18 U.S.C. Section 1350, as             E
                    adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

------------------ -------------------------------------------------------------