Form 10-Q
period 2007-04-30
MEGADATA CORP
filed 2007-06-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           =========================

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2007
                                                 --------------


                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                         Commission file number 000-7642


                              MEGADATA CORPORATION
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)


             NEW YORK                                 11-220893
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)

47 ARCH STREET, GREENWICH, CONNECTICUT                 06830
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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                             Yes                      No   X
                                                 -------                 ------
     ======================================================================

 There were 4,091,448 shares of common stock with a par value of $0.01 per share outstanding as of June 12, 2007.

                                      INDEX

                       Megadata Corporation and Subsidiary

                                                                            Page
PART I.         Financial Information                                          3

Item 1.         Financial Statements.

                Consolidated Balance Sheets - April 30, 2007
                (unaudited) and October 31, 2006 (audited).                    3

                Consolidated Statements of Operations (unaudited)
                Six months ended April 30, 2007 and 2006.                      4

                Consolidated Statements of Operations (unaudited)
                Three months ended April 30, 2007 and 2006.                    5

                Consolidated Statements of Cash Flows (unaudited)
                Six months ended April 30, 2007 and 2006.                      6

                Notes to Consolidated Financial Statements
                (unaudited) - April 30, 2007.                                  7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                          13

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.   23

Item 4.         Controls and Procedures.                                      23

PART II.        Other Information                                             24

Item 1a.        Risk Factors                                                  24

Item 5.         Submission of Matters to a Vote of Security Holders           24

Item 6.         Exhibits                                                      25

Signatures                                                                    26

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       Megadata Corporation and Subsidiary

                           Consolidated Balance Sheets
                                                             APRIL 30,     OCTOBER 31,
                                                               2007            2006
                                                           ------------    ------------
                                                            (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash                                                     $    312,530    $    215,366
   Accounts receivable, net                                      808,607         669,108
   Inventory, net                                                714,185         735,847
   Prepaid expenses and other current assets                     215,067         167,905
                                                            ------------    ------------
Total current assets                                           2,050,389       1,788,226

Property, plant and equipment, net                               230,658         145,326
PASSUR network, net                                            3,339,081       2,839,519
Software development costs, net                                1,337,408       1,198,520
Other assets                                                      57,225          57,225
                                                            ------------    ------------
Total Assets                                                $  7,014,761    $  6,028,816
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                         $    386,058    $    311,213
   Accrued expenses and other current liabilities                686,196         614,805
   Accrued expenses--related parties                             250,879         330,160
   Note payable-current portion                                    2,408           4,815
   Deferred income, current portion                              821,841         805,389
                                                            ------------    ------------
Total current liabilities                                      2,147,382       2,066,382

Deferred income, less current portion                             38,208          41,340
Notes payable--related party                                  11,914,880      11,214,880
                                                            ------------    ------------
                                                              14,100,470      13,322,602
Commitment and contingencies

Stockholders' deficit:

   Preferred shares - authorized 5,000,000 shares,
     par value $.01 per share; none issued or
     outstanding                                                    --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,787,948 in 2007 and 2006            47,879          47,879

   Additional paid-in capital                                  4,230,487       4,191,264
   Accumulated deficit                                        (9,740,600)     (9,909,454)
                                                            ------------    ------------
                                                              (5,462,234)     (5,670,311)
  Treasury Stock, at cost, 696,500 shares in 2007
     and 2006                                                 (1,623,475)     (1,623,475)
                                                            ------------    ------------
Total stockholders' deficit                                   (7,085,709)     (7,293,786)
                                                            ------------    ------------
Total liabilities and stockholders' deficit                 $  7,014,761    $  6,028,816
                                                            ============    ============
SEE ACCOMPANYING NOTES.



                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                     SIX MONTHS ENDED APRIL 30,
                                                        2007           2006
                                                    -----------    -----------
Revenues:
   Subscriptions                                     $ 2,456,831    $ 1,810,852
   Maintenance                                           205,432        213,487
   Other                                                  31,592          9,392
                                                     -----------    -----------
Total revenues                                         2,693,855      2,033,731
                                                     -----------    -----------

Cost and expenses:
   Cost of revenues                                      931,014        844,387
   Research and development                              188,493        206,878
   Selling, general and administrative expenses        1,142,125      1,005,107
                                                     -----------    -----------
                                                       2,261,632      2,056,372
                                                     -----------    -----------

Income (loss) from operations                            432,223        (22,641)

Other income (expense):
   Interest income                                         4,612          2,788
   Interest expense--related party                      (264,809)      (227,396)
                                                     -----------    -----------
Income (loss) before income taxes                        172,026       (247,249)
Provision for income taxes                                 3,172          6,504
                                                     -----------    -----------
Net income (loss)                                    $   168,854    $  (253,753)
                                                     ===========    ===========


Net income (loss) per common share--basic            $       .04    $      (.06)
                                                     ===========    ===========

Net income (loss) per common share--diluted          $       .03    $      (.06)
                                                     ===========    ===========

Weighted average number of common shares
  outstanding--basic                                   4,091,448      4,091,448
                                                     ===========    ===========
Weighted average number of common shares
  outstanding-- diluted                                5,500,660      4,091,448
                                                     ===========    ===========


SEE ACCOMPANYING NOTES.



                      Megadata Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                    THREE MONTHS ENDED APRIL 30,
                                                         2007           2006
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $ 1,289,459    $   904,268
   Maintenance                                           102,716        102,307
   Other                                                    --            9,392
                                                     -----------    -----------
Total revenues                                         1,392,175      1,015,967
                                                     -----------    -----------

Cost and expenses:
   Cost of revenues                                      471,632        417,642
   Research and development                               78,746        107,612
   Selling, general and administrative expenses          595,814        503,318
                                                     -----------    -----------
                                                       1,146,192      1,028,572
                                                     -----------    -----------

Income (loss) from operations                            245,983        (12,605)

Other income (expense):
   Interest income                                         1,551          1,428
   Interest expense--related party                      (132,560)      (112,512)
                                                     -----------    -----------
Income (loss) before income taxes                        114,974       (123,689)
Provision for income taxes                                  --            3,052
                                                     -----------    -----------
Net income (loss)                                    $   114,974    $  (126,741)
                                                     ===========    ===========


Net income (loss) per common share--basic            $       .03    $      (.03)
                                                     ===========    ===========

Net income (loss) per common share-diluted           $       .02    $      (.03)
                                                     ===========    ===========
Weighted average number of common shares
    outstanding--basic                                 4,091,448      4,091,448
                                                     ===========    ===========
Weighted average number of common shares
    outstanding-diluted                                5,500,310      4,091,448
                                                     ===========    ===========


SEE ACCOMPANYING NOTES.


                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                        SIX MONTHS ENDED APRIL 30,
                                                           2007           2006
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $   168,854    $  (253,753)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation and amortization                          498,443        426,464
     Non cash stock compensation expense                     39,223         15,333
     Provision for inventory reserve                         15,000       (227,207)
     Provision for doubtful accounts receivable              11,090         (2,790)
     Changes in operating assets and liabilities:
       Accounts receivable                                 (150,589)      (206,360)
       Inventories                                            6,662        172,097
       Prepaid expenses and other current assets            (47,162)        50,084
       Accounts payable                                      74,844        265,934
       Deferred income                                       13,321         10,014
       Accrued expenses and other current liabilities        (7,891)       193,061
                                                        -----------    -----------
Total adjustments                                           452,941        696,630
                                                        -----------    -----------
Net cash provided by operating activities                   621,795        442,877

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                             (819,185)      (441,660)
Software development costs                                 (272,514)      (168,900)
Capital expenditures                                       (130,524)       (10,766)
                                                        -----------    -----------
Net cash used in investing activities                    (1,222,223)      (621,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                        --              800
Proceeds from notes payable--related party                  700,000        225,000
Payments on note payable                                     (2,408)        (2,408)
                                                        -----------    -----------
Net cash provided by financing activities                   697,592        223,392
                                                        -----------    -----------

Increase in cash                                             97,164         44,943
Cash--beginning of period                                   215,366         89,029
                                                        -----------    -----------
Cash--end of period                                     $   312,530    $   133,972
                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest-related party                                  $   335,270           --


SEE ACCOMPANYING NOTES.

                       Megadata Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2007

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2006, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2007, and its consolidated results of operations and cash flows for the six months ended April 30, 2007 and 2006.

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

If the Company's business plan does not generate sufficient cash flow from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. If such external financing is not consummated, the Company has a commitment to receive additional financial support through June 5, 2008, from its significant shareholder and Chairman. Funds for discretionary projects in some cases may be beyond the scope of normal operating requirements and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

The Company recognizes license fee revenues on a straight-line basis over either the term of the license agreement or the expected useful life of such license agreement, whichever is longer, which typically does not exceed five years.

The Company recognizes initial set up fee revenues and associated costs on a straight-line basis over the estimated life of the customer relationship period, typically five years.

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

For the period ended April 30, 2007, the provision for doubtful accounts was approximately $20,000 compared to $9,000 recorded as of the fiscal year ended October 31, 2006. The Company monitors its outstanding accounts receivable balance and believes the $20,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2007 are recoverable through anticipated future sales of such applicable products.

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

Revenues from license fees and initial set up fees are recognized as income on a straight-line basis over either the term of the license agreement or expected useful life of such license arrangement, whichever is longer, which typically does not exceed five years.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For the second quarter of 2006, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share. Shares used to calculate net income (loss) per share are as follows:

                                   FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                      ENDED APRIL 30,         ENDED APRIL 30,
                                   ---------------------------------------------
                                      2007        2006        2007        2006
                                   ---------   ---------   ---------   ---------
Basic weighted average
  shares outstanding               4,091,448   4,091,448   4,091,448   4,091,448
Effect of dilutive
  stock options                    1,408,862        --     1,409,212        --
                                   ---------   ---------   ---------   ---------
Diluted weighted average
  shares outstanding               5,500,310   4,091,448   5,500,660   4,091,448
                                   =========   =========   =========   =========

Weighted average shares which
  are not included in the
  calculation of diluted net
  income (loss) per share
  because their impact is
  anti-dilutive



Stock options                        301,638   1,683,000     301,288   1,683,000






STOCK BASED COMPENSATION

Effective November 1, 2005, the Company adopted SFAS No. 123R "Share - Based Compensation" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption. For the six and three months ended April 30, 2007 and 2006, stock compensation expense of approximately $39,000 and $15,000, and $19,000 and $8,000, respectively, was primarily charged to Selling, General and Administrative expense.

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2007, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $700,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on June 5, 2008, bringing the principal amount of notes due to Mr. Gilbert to $11,914,880, adding accrued interest of $177,406 brings a total of $12,092,286 owed to Mr. Gilbert, on April 30, 2007. During fiscal 2006 Mr. Gilbert lent the Company an additional $1,225,000, bringing the total loan to $11,214,880 adding accrued interest of $247,867, results in a total of $11,462,747 owed to Mr. Gilbert on October 31, 2006, which has been extended to mature on June 5, 2008. The notes are secured by the Company's assets. The notes payable are classified as long-term as of April 30, 2007 and October 31, 2006.

During the six months ended April 30, 2007, the Company paid approximately $2,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement, new and upgraded equipment for PASSUR(R) systems. A Company Executive Vice President and Director is a 50% shareholder oF the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

The Company is a provider of flight information, web-delivered software and web-delivered collaborative decision tools to the aviation industry and organizations which serve, or are served by, the aviation industry.

Revenues consist primarily of subscription-based revenues, maintenance revenues from customer owned PASSUR(R) systems, kiosks, system sales and system upgrades revenues and other revenues from consulting and other services and/or products provided which are not part of the subscription or maintenance business line.

Over the past several years, the Company has been developing and selling information and software from its unique flight database, powered by the PASSUR(R) passive radar network, to airlines and airports, while simultaneously investing in growing the radar network and integrating additional information sets into the database. Because of its investments in this database and web-dashboard technologies, and the "vetting" of both by its airline and airport customers, the Company is now taking new versions of the information and software product to other segments of the aviation market including corporate aviation and its ancillary industries, as well as online travel services. The Company has created and continues to create collaborative web-based software that allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both its traditional and new customers.

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

RESULTS OF OPERATIONS

REVENUES

The Company is a provider of information and decision support software supplied primarily from its PASSUR(R) Network. The Company now provides services to over 45 airports, including 8 of the top 10, to dozens of airlines, including 7 of the top 10, and to a wide audience of FBO's as well as corporate flight departments, including some of the largest in the world. We have a national and international database primarily powered by a network of company-owned passive radars. Our PASSUR radar network covers 43 of the top 50 U.S. airports and over 110 airports throughout the world. Revenues consist predominantly of subscription-based revenues, maintenance revenues from customer-owned PASSUR(R) systems, revenues from system sales and system upgrades and revenues from other services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three and six months ended April 30, 2007 increased by approximately $376,000, or 37%, and $660,000, or 32%, respectively, as compared to the same periods of fiscal 2006. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs as well as the ease of delivery through its web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and six months ended April 30, 2007, subscription-based revenues increased approximately $385,000, or 43%, and $646,000, or 36%, respectively, when compared to the same periods in fiscal 2006. During the three and six months ended April 30, 2007, maintenance revenues were about the same as those in the comparable periods in fiscal 2006. There was no other revenue recognized in the three months ended April 30, 2007 and approximately $32,000 of other revenue in the six months ended April 30, 2007, representing no change and an approximate increase of $22,000, respectively, when compared to the same periods in fiscal 2006.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and developing new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR(R) system at a customer's specific request.

The Company shipped and installed six Company-owned PASSUR(R) systems during the six months ended April 30, 2007. Such installations have been capitalized as part of the "PASSUR(R) Network." The Company intends to expand the PASSUR(R) Network by manufacturing, shipping and installing additional PASSUR(R) systems throughout fiscal 2007. As of April 30, 2007, the Company had completed all systems in process outstanding as of October 31, 2006 and was in the process of manufacturing an additional thirty systems. Management anticipates that these new PASSUR(R) systems will be located at new sites which will provide increased coverage for the PASSUR(R) Network and increase the Company's potential for new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of April 30, 2007, there were 59 Company-owned PASSUR(R) systems located at various airports throughout North America and Europe.

COST OF REVENUES

Costs associated with system sales consist primarily of purchased materials, direct labor and overhead costs. Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs and allocated overhead costs. Also included in cost of revenues are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) Network units added to the asset account, which includes the production, shipment and installation of these assets; and (2) capitalized costs associated with software development programs, collectively referred to as "Capitalized Assets," which are depreciated and/or amortized over the respective useful lives and charged to cost of revenues.

The Company has not segregated its cost of revenues between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three and six months ended April 30, 2007, cost of revenues increased by approximately $54,000, or 13%, and $87,000, or 10%, respectively, as compared to the same period in fiscal 2006. This increase was primarily due to an increase in personnel costs, data feeds, and depreciation. The increase in costs was partially offset by a decrease in communication costs and an increase in the capitalization of PASSUR(R) Network costs as a result of the shipments and installations of PASSUR(R) units as well as higher software costs.

Cost of revenues includes labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate cost of revenues between subscription based revenues and maintenance revenues. Included in cost of revenues is depreciation and amortization of the PASSUR(R) Network assets and software development costs. For the three months ended April 30, 2007 and 2006, total depreciation and amortization costs were approximately $256,000 and $216,000, respectively. Cost of revenues for the same periods were reduced by the capitalization of labor and overhead manufacturing costs including PASSUR(R) Network assets and software development costs of approximately $381,000 and $285,000, respectively. For the six months ended April 30, 2007 and 2006, total depreciation and amortization costs were approximately $498,000 and $426,000, respectively. Costs of revenues in the same periods were reduced by the capitalization of labor and overhead manufacturing costs resulting from additions to the PASSUR(R) Network assets and capitalized software development costs of approximately $687,000 and $525,000, respectively.

RESEARCH AND DEVELOPMENT

For the three and six months ended April 30, 2007 and 2006, research and development expenses decreased by approximately $29,000, or 27%, and $18,000, or 9%, respectively, as compared to the same periods of fiscal 2006. The decrease in costs was primarily due to the capitalization of costs related to software development. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer-sponsored research and development activities during the three and six months ended April 30, 2007 and 2006. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and six months ended April 30, 2007, selling, general and administrative expenses increased by approximately $92,000, or 18%, and $137,000, or 14%, respectively, as compared to the same period in fiscal 2006. The increase was primarily due to increased personnel costs during the three and six months ended April 30, 2007.

The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase during fiscal 2007 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives continue to be identified and implemented.

OTHER INCOME (EXPENSE)

Other interest income did not change significantly for the three and six months ended April 30, 2007, as compared to the same periods of fiscal 2006.

For the three and six months ended April 30, 2007, interest expense-related party increased by approximately $20,000 or 18%, and $37,000, or 16%, respectively, as compared to the same periods of fiscal 2006. The increase is due to approximately $1,700,000 in higher debt as compared to the same period in fiscal 2006. Total debt at April 30, 2007 was approximately $11,915,000 at an effective interest rate of 4.5%.

NET INCOME (LOSS)

The Company earned net income of $115,000, or $.02 and $169,000, or $.03 per diluted common share, during the three and six months ended April 30, 2007. During the corresponding period of fiscal 2006, the Company incurred a net loss of $127,000, or $.03 and $254,000, or $.06 per diluted common share. The increase in total revenues of approximately 37% and 32% for the three and six months ended April 30, 2007, which were partially offset by an 11% and 10% increase in expenses associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR(R) Network, contributed to net income for the three and six months ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2007, the Company's current liabilities exceeded current assets by $97,000. At April 30, 2007, the Company's stockholders' deficit was $9,741,000. For the six months ended April 30, 2007, the Company earned net income of $169,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network" by continuing to install PASSUR(R) systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through June 5, 2008. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary. Funding for other discretionary projects in some cases may be beyond the scope of normal operating requirements and, therefore, may not be approved and/or funded.

For the six months ended April 30, 2007, net cash provided by operating activities was approximately $622,000. Cash flow used in investing activities was approximately $1,222,000 and consisted primarily of capitalized software development and PASSUR(R) Network costs. Cash provided by financing activities was approximately $698,000. No principal payments on notes payable - related party were made during the six months ended April 30, 2007.

The Company recorded net income of approximately $169,000 for the six months ended April 30, 2007. During this period, the Company experienced increased revenues as a result of its subscription-based revenue model, but also had higher costs associated with the placement, operation, development, maintenance, and marketing of the Company-owned PASSUR(R) Network which partially offset such increased revenues. The Company is actively addressing the increasing costs associated with supporting the growth of its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism, and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines or other aviation related businesses.

It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively. Interest by potential customers in the information and decision support software products obtained from the PASSUR(R) Network remains strong and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the success of Company cost reduction initiatives.

CONTRACTUAL OBLIGATIONS

As of April 30, 2007, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS                                PAYMENTS DUE BY PERIOD
                                                 LESS THAN      1 - 3         MORE THAN
                                    TOTAL         1 YEAR        YEARS          3 YEARS
                                 -------------------------------------------------------
Operating Leases                 $   316,194   $   139,874   $   176,320          --

Promissory Notes-Related Party   $11,914,880          --      11,914,880          --

Other Long-Term Obligations      $   600,000   $   150,000   $   225,000   $   225,000
                                 -----------   -----------   -----------   -----------

Total Contractual Obligations    $12,831,074   $   289,874   $12,316,200   $   225,000
                                 ===========   ===========   ===========   ===========


o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($93,014 - fiscal 2007, $97,734 - fiscal 2008, and $100,603 - fiscal 2009). Rent for the Company's headquarters located in Greenwich, CT is $45,000 per year through June 30, 2009. All other operating leases are under a month-to-month arrangement; therefore, such obligations have been excluded from the above calculation (aggregate monthly obligations for these other operating leases are $500 per month).
o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and such payments will continue until the last licensed patent expires in 2013. The Company's future annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. As of April 30, 2007, the Company had $113,000 of accrued royalty payments included in accrued expenses and other accrued liabilities of which $75,000 was for fiscal 2006.

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

The Company's revenues are generated from the following: (1) subscription and maintenance agreements; (2) PASSUR(R) system sales, including system upgrade sales; and (3) one-time license fees as well as consulting and other services and/or products provided which are not part of the subscription or maintenance business line. The Company recognizes revenues from system sales when the system is shipped in accordance with SAB 104 and SOP 97-2.

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

From time to time, the Company will receive one-time payments from customers for rights, including but not limited to the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. Such one-time payments are in the form of license fees. These fees are recognized as revenue ratably over the longer of the term of the license agreement or the expected useful life of such license arrangement, whichever is longer, typically five years.

From time to time, the Company will receive one-time fees for initial customer set up. These fees and associated costs are recognized over the estimated life of the customer relationship period, typically five years.

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

The Company's policy on capitalized software costs determines whether the costs incurred are classified as capitalized costs (in accordance with SFAS 86), or as research and development expenses. In cases where the Company capitalizes costs incurred with development of new hardware/software products, a product specification is designed and/or a working model of the respective project is developed as the guideline for the criteria to capitalize costs associated with such project in accordance with SFAS 86.

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

The Company's net capitalized software costs at April 30, 2007 totaled $1,337,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"). At each reporting period the Company reviews long-lived assets for impairment to determine if the carrying amount of an asset may not be recoverable. Impairment is recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. The Company evaluates the periods of amortization continually in determining whether any events or circumstances warrant revised estimates of useful lives.

The Company's long-lived assets include property, plant and equipment, the PASSUR(R) Network, and software development costs, which at April 30, 2007, approximated $231,000, $3,339,000 and $1,337,000, respectively - these long lived assets accounted for 70% of the Company's total assets. The carrying value of the long-lived assets is dependent on the forecasted and actual cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of April 30, 2007, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

As of April 30, 2007, the total net property, plant and equipment approximated $231,000, the total net PASSUR(R) Network approximated $3,339,000, and the total net software development costs approximated $1,337,000. The total depreciation and amortization expense related to capitalized assets for the three and six months ended April 30, 2007 approximated $256,000 and $498,000, respectively. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets, as follows:

Property, plant and equipment                        3 to 10 years
PASSUR(R) Network                                    5 to 7 years
Software development costs                           5 years

The PASSUR(R) Network assets reflected on the Company's Consolidated Balance Sheets includes PASSUR(R) systems and the related software workstations used for the data derived from the PASSUR(R) systems. The PASSUR(R) Network is comprised of PASSUR(R) systems installed and supplying data to the Company network, related workstations with software and/or PASSUR(R) systems built but not yet installed in the Company network. PASSUR(R) Network assets which are not installed in the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR(R) systems are depreciated over seven years and the related workstations are depreciated over five years.

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

The total depreciation and/or amortization for the six months ended April 30, 2007 was approximately $498,000. Of such total depreciation and/or amortization, the plant, property and equipment component approximated $45,000, the PASSUR(R) Network component approximated $320,000 and software development costs approximated $133,000.

STOCK-BASED COMPENSATION

Effective November 1, 2005, the Company adopted SFAS No. 123R, "Share - Based Compensation" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No.123R. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

FORWARD LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources") contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) systems and other product lines as a result of potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact such changes in regulation could have on the Company's business. Additional uncertainties are related to a) the Company's ability to find and maintain the personnel necessary to sell, manufacture and service its products, b) its ability to adequately protect its intellectual property, c) its ability to secure future financing and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief or expectation only as of such date. The Company undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report
(i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

          There were no material changes to the risk factors described in the form 10-K.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Shareholders at the Company's Annual Meeting on April 18, 2007 voted to:

(1) Elect the following to the Board of Directors:

                                                         FOR           WITHHOLD
                                                         ---           --------
           G.S. Beckwith Gilbert                      3,683,166          2,200
           James T. Barry                             3,683,166          2,200
           John R. Keller                             3,683,566          1,800
           Paul L. Graziani                           3,683,566          1,800
           Richard R. Schilling                       3,683,566          1,800
           Bruce N. Whitman                           3,683,566          1,800
           James J. Morgan                            3,683,566          1,800


(2) Ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending October 31, 2007.

                          FOR             AGAINST        ABSTAIN
                          ---             -------        -------
                       3,677,532           2,300          5,533

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

                                            MEGADATA CORPORATION

DATED:  JUNE 14, 2007                       By: /s/ James T. Barry
                                            ----------------------
                                            James T. Barry, President and
                                            Chief Executive Officer

DATED:  JUNE 14, 2007                       By: /s/ Jeffrey P. Devaney
                                            --------------------------
                                            Jeffrey P. Devaney,
                                            Chief Financial Officer,
                                            Treasurer and Secretary (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX


--------------- ---------------------------------------------- -----------------

                                                                PAPER (P) OR
EXHIBIT NO.                    DESCRIPTION                      ELECTRONIC (E)
--------------- ---------------------------------------------- -----------------

--------------- ---------------------------------------------- -----------------
                 Certification of Chief Executive Officer
 31.1            pursuant to Rule 13a-14(a) or 15d-14(a)               E
                 of the Securities Exchange Act of 1934,
                 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

--------------- ----------------------------------------------------------------
                 Certification  of Chief Financial Officer
 31.2            pursuant to Rule 13a-14(a) or 15d-14(a)              E
                 of the Securities Exchange Act of 1934,
                 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

--------------- ----------------------------------------------------------------
                Certification of Chief Executive Officer
32.1            pursuant to 18 U.S.C.  Section 1350, as               E
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

--------------- ----------------------------------------------------------------
                 Certification of Chief Financial Officer
32.2             pursuant to 18 U.S.C. Section 1350, as              E
                 adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

--------------- ----------------------------------------------------------------