Form 10-Q
period 2007-07-31
MEGADATA CORP
filed 2007-09-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2007
                                                 -------------


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

 There were 4,091,448 shares of common stock with a par value of $0.01 per share outstanding as of September 12, 2007.

                                      INDEX

                       Megadata Corporation and Subsidiary

                                                                            Page
PART I.    Financial Information                                               3

Item 1.    Financial Statements.

           Consolidated Balance Sheets - July 31, 2007
           (unaudited) and October 31, 2006 (audited).                         3

           Consolidated Statements of Operations (unaudited)
           Nine months ended July 31, 2007 and 2006.                           4

           Consolidated Statements of Operations (unaudited)
           Three months ended July 31, 2007 and 2006.                          5

           Consolidated Statements of Cash Flows (unaudited)
           Nine months ended July 31, 2007 and 2006.                           6

           Notes to Consolidated Financial Statements
           (unaudited) - July 31, 2007.                                        7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                               13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.        24

Item 4.    Controls and Procedures.                                           24

PART II.   Other Information                                                  25

Item 1a.   Risk Factors                                                       25

Item 6.    Exhibits                                                           26

Signatures                                                                    27

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       Megadata Corporation and Subsidiary

                           Consolidated Balance Sheets
                                                                           JULY 31,     OCTOBER 31,
                                                                            2007           2006
                                                                       ------------    ------------
                                                                         (UNAUDITED)     (AUDITED)
ASSETS
Current assets:
   Cash                                                                 $    202,799    $    215,366
   Accounts receivable, net                                                  852,639         669,108
   Inventory, net                                                          1,241,683         735,847
   Prepaid expenses and other current assets                                 103,696         167,905
                                                                        ------------    ------------
Total current assets                                                       2,400,817       1,788,226


Property, plant and equipment, net                                           261,238         145,326
PASSUR network, net                                                        3,337,434       2,839,519
Software development costs, net                                            1,412,735       1,198,520
Other assets                                                                  57,225          57,225
                                                                        ------------    ------------
Total Assets                                                            $  7,469,449    $  6,028,816
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                     $    196,184    $    311,213
   Accrued expenses and other current liabilities                            687,698         614,805
   Accrued expenses--related parties                                          67,158         330,160
   Note payable-current portion                                                1,204           4,815
   Deferred income, current portion                                          899,997         805,389
                                                                        ------------    ------------
Total current liabilities                                                  1,852,241       2,066,382

Deferred income, less current portion                                         26,824          41,340
Notes payable--related party                                              12,514,880      11,214,880
                                                                        ------------    ------------
                                                                          14,393,945      13,322,602
Commitment and contingencies

Stockholders' deficit:

   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                          --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,787,948 in 2007 and 2006                        47,879          47,879

   Additional paid-in capital                                              4,249,436       4,191,264
   Accumulated deficit                                                    (9,598,336)     (9,909,454)
                                                                        ------------    ------------
                                                                          (5,301,021)     (5,670,311)
  Treasury Stock, at cost, 696,500 shares in 2007
     and 2006                                                             (1,623,475)     (1,623,475)
                                                                        ------------    ------------
Total stockholders' deficit                                               (6,924,496)     (7,293,786)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $  7,469,449    $  6,028,816
                                                                        ============    ============
SEE ACCOMPANYING NOTES.


                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                      NINE MONTHS ENDED JULY 31,
                                                        2007            2006
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $ 3,822,292    $ 2,774,100
   Maintenance                                           306,765        315,015
   Other                                                  31,592         18,892
                                                     -----------    -----------
Total revenues                                         4,160,649      3,108,007
                                                     -----------    -----------

Cost and expenses:
   Cost of revenues                                    1,439,167      1,171,468
   Research and development                              268,538        303,499
   Selling, general and administrative expenses        1,729,303      1,513,903
                                                     -----------    -----------
                                                       3,437,008      2,988,870
                                                     -----------    -----------

Income from operations                                   723,641        119,137

Other income (expense):
   Interest income                                         7,300          4,370
   Interest expense--related party                      (406,443)      (348,367)
                                                     -----------    -----------
Income (loss) before income taxes                        324,498       (224,860)
Provision for income taxes                                13,381          6,504
                                                     -----------    -----------
Net income (loss)                                    $   311,117    $  (231,364)
                                                     ===========    ===========


Net income (loss) per common share--basic            $       .08    $      (.06)
                                                     ===========    ===========

Net income (loss) per common share--diluted          $       .06    $      (.06)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic                                  4,091,448      4,091,448
                                                     ===========    ===========
Weighted average number of common shares
   outstanding--diluted                                5,473,791      4,091,448
                                                     ===========    ===========


SEE ACCOMPANYING NOTES.


                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                    THREE MONTHS ENDED JULY 31,
                                                         2007           2006
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $ 1,365,461    $   963,249
   Maintenance                                           101,332        101,528
   Other                                                    --            9,500
                                                     -----------    -----------
Total revenues                                         1,466,793      1,074,277
                                                     -----------    -----------

Cost and expenses:
   Cost of revenues                                      508,153        327,081
   Research and development                               80,045         96,621
   Selling, general and administrative expenses          587,177        508,796
                                                     -----------    -----------
                                                       1,175,375        932,498
                                                     -----------    -----------

Income from operations                                   291,418        141,779

Other income (expense):
   Interest income                                         2,688          1,581
   Interest expense--related party                      (141,634)      (120,971)
                                                     -----------    -----------
Income before income taxes                               152,472         22,389
Provision for income taxes                                10,208           --
                                                     -----------    -----------
Net income                                           $   142,264    $    22,389
                                                     ===========    ===========


Net income per common share--basic                   $       .03    $       .01
                                                     ===========    ===========

Net income per common share-diluted                  $       .03    $       .01
                                                     ===========    ===========
Weighted average number of common shares
   outstanding--basic                                  4,091,448      4,091,448
                                                     ===========    ===========
Weighted average number of common shares
    outstanding-diluted                                5,456,877      4,517,020
                                                     ===========    ===========


SEE ACCOMPANYING NOTES.



                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                         NINE MONTHS ENDED JULY 31,
                                                            2007           2006
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $   311,117    $  (231,364)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                           776,329        648,879
     Non cash stock compensation expense                      58,172         23,115
     Provision for inventory reserve                          22,500         45,000
     Provision for doubtful accounts receivable                4,245         29,852
     Changes in operating assets and liabilities:
       Accounts receivable                                  (187,776)      (116,846)
       Inventory                                            (528,336)      (245,448)
       Prepaid expenses and other current assets              64,209        (37,889)
       Other assets                                             --           (7,800)
       Accounts payable                                     (115,030)       390,988
       Deferred income                                        80,092       (118,320)
       Accrued expenses and other current liabilities       (190,108)        95,576
                                                         -----------    -----------
Total adjustments                                            (15,703)       707,107
                                                         -----------    -----------
Net cash provided by operating activities                    295,414        475,743

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR network                                              (989,000)      (701,484)
Software development costs                                  (423,745)      (319,275)
Capital expenditures                                        (191,625)       (19,351)
                                                         -----------    -----------
Net cash used in investing activities                     (1,604,370)    (1,040,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                         --              800
Proceeds from notes payable--related party                 1,300,000        925,000
Payments on note payable                                      (3,611)        (3,611)
                                                         -----------    -----------
Net cash provided by financing activities                  1,296,389        922,189
                                                         -----------    -----------

Increase (decrease) in cash                                 (12,567)       357,822
Cash--beginning of period                                    215,366         89,029
                                                         -----------    -----------
Cash--end of period                                      $   202,799    $   446,851
                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest-related party                                   $   654,310    $      --


SEE ACCOMPANYING NOTES.

                       Megadata Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                                  July 31, 2007

                                   (Unaudited)

1. NATURE OF BUSINESS

Megadata Corporation (the "Company" or "we") is a provider of flight information, application software, and web-delivered collaborative decision tools to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company has what it believes is a unique database of flight information, primarily powered by a growing national and international network of proprietary passive radars (PASSUR) located at more than 70 airports world-wide, currently at 33 of the top 35 U.S. airports - from which it provides PASSUR information, analytics, and decision support tools to improve the financial condition and operational efficiency of aviation organizations. The Company currently offers unique user friendly information as well as decision algorithms which provide innovative commercial air traffic solutions to over 50 airports, including 8 of the top 10, dozens of airlines, including 7 of the top 10, and over 150 corporate aviation customers, as well to the U.S. Government. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for its customers.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2006, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2007, and its consolidated results of operations and cash flows for the nine months ended July 31, 2007 and 2006.

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

If the Company's business plan does not generate sufficient cash flow from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. If such external financing is not consummated, the Company has a commitment to receive additional financial support through August 29, 2008, from its significant shareholder and Chairman. Funds for discretionary projects in some cases may be beyond the scope of normal operating requirements and, therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: terminating or eliminating certain operating activities; terminating personnel; eliminating marketing activities; and/or eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand and its growth could be adversely affected.

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

The Company recognizes license fee revenues on a straight-line basis over the term of the license agreement, which typically does not exceed five years.

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

These accounts receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues and unamortized license fee revenues. Deferred revenue amounts represent fees billed prior to actual performance of services, which will be recognized as revenue over the respective license agreement term, which typically does not exceed five years.

Accounts receivable balances also include initial set up fees billed when the service is performed and revenues are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

For the period ended July 31, 2007, the provision for doubtful accounts was approximately $13,000 compared to $9,000 recorded as of the fiscal year ended October 31, 2006. The Company monitors its outstanding accounts receivable balance and believes the $13,000 provision is reasonable.

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

INVENTORY

Inventory is valued at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventory consist of materials, labor and manufacturing overhead that are related to the purchase and production of inventory. The Company values its inventory during the interim period based on perpetual inventory records.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2007 are recoverable through anticipated future sales of such applicable products.

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

The Company recognizes license fee revenues on a straight-line basis over the term of the license agreement, which typically does not exceed five years.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For the nine months ended July 31, 2006, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share. Shares used to calculate net income (loss) per share are as follows:


                                                  FOR THE                FOR THE
                                               THREE MONTHS           NINE MONTHS
                                               ENDED JULY 31,         ENDED JULY 31,
                                            ---------------------------------------------
                                               2007        2006        2007        2006
                                            ---------   ---------   ---------   ---------
Basic weighted average shares outstanding   4,091,448   4,091,448   4,091,448   4,091,448
Effect of dilutive stock options            1,365,429     425,572   1,382,343        --
                                                        ---------   ---------   ---------
Diluted weighted average shares
    outstanding                             5,456,877   4,517,020   5,473,791   4,091,448
                                            =========   =========   =========   =========

Weighted average shares which are not
   included in the calculation of
   diluted net income (loss) per share
   because their impact is anti-dilutive

Stock options                                 345,071     302,500     328,157   1,675,500


STOCK BASED COMPENSATION

Effective November 1, 2005, the Company adopted SFAS No. 123R "Share - Based Compensation" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R has resulted in no cumulative change in accounting as of the date of adoption. For the nine and three months ended July 31, 2007 and 2006, stock compensation expense of approximately $58,000 and $23,000, and $19,000 and $8,000, respectively, and was primarily charged to Selling, General and Administrative expense.

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2007, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $1,300,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on August 29, 2008, bringing the principal amount of notes due to Mr. Gilbert to $12,514,880, as of July 31, 2007. All fiscal interest due to Mr. Gilbert has been paid as of July 31, 2007. During fiscal 2006 Mr. Gilbert lent the Company an additional $1,225,000, which, plus accrued interest of $247,867, resulted in a total of $11,462,747 owed to Mr. Gilbert on October 31, 2006; the maturity of the loan was also extended to August 29, 2008. The notes are secured by the Company's assets. The notes payable are classified as long-term as of July 31, 2007 and October 31, 2006.

During the nine months ended July 31, 2007, the Company paid approximately $117,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement, new and upgraded equipment for PASSUR(R) systems. A Company Executive Vice President and Director is a 50% shareholder oF the aforementioned company, and the Company believes that these rates are competitive and are at or below market rates.

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

RESULTS OF OPERATIONS

REVENUES

The Company currently offers unique user friendly information as well as decision algorithms which provide innovative commercial air traffic solutions to over 50 airports, including 8 of the top 10, dozens of airlines, including 7 of the top 10, and over 150 corporate aviation customers, as well to the U.S. Government. We have a national and international database primarily powered by a growing national and international network of proprietary passive radars (PASSUR) located at more than 70 airports world-wide, currently at 33 of the top 35 U.S. airports - from which it provides PASSUR information, analytics, and decision support tools to improve the financial condition and operational efficiency of aviation organizations. Revenues consist predominantly of subscription-based revenues, maintenance revenues from customer-owned PASSUR(R) systems, revenues from system sales and system upgrades and revenues from other services and/or products provided, which are not part of the subscription or maintenance business line. Revenues during the three and nine months ended July 31, 2007 increased by approximately $393,000, or 37%, and $1,053,000, or 34%, respectively, as compared to the same periods of fiscal 2006. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, the wide selection of products which address customers' needs as well as the ease of delivery through its web-based applications. These efforts resulted in both an increased number of new customers subscribing to the Company's suite of software applications and increased subscriptions from existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the Company-owned PASSUR(R) Network. Such efforts include the continued development of new producT applications, as well as enhancements and maintenance of existing applications. As a result, during the three and nine months ended July 31, 2007, subscription-based revenues increased approximately $402,000, or 42%, and $1,048,000, or 38%, respectively, when compared to the same periods in fiscal 2006. During the three and nine months ended July 31, 2007, maintenance revenues were about the same as those in the comparable periods in fiscal 2006. There was no other revenue recognized in the three months ended July 31, 2007 and approximately $32,000 of other revenue in the nine months ended July 31, 2007, representing an approximate decrease of $10,000 and an increase of $13,000, respectively, when compared to the same periods in fiscal 2006.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the existing suite of software applications and developing new applications designed to address the needs of the aviation industry. However, the Company, from time to time, will sell a PASSUR(R) system at a customer's specific request.

The Company shipped eleven and installed eight Company-owned PASSUR(R) systems during thE nine months ended July 31, 2007. Such shipments and installations have been capitalized as part of the "PASSUR(R) Network." The Company intends to expand the PASSUR(R) Network By manufacturing, shipping and installing additional PASSUR(R) systems throughout fiscal 2007. As of July 31, 2007, the Company had completed all systems in process outstanding as of October 31, 2006 and was in the process of manufacturing an additional thirty systems. Management anticipates that these new PASSUR(R) systems will be located at new sites which will provide increased coverage for the PASSUR(R) Network and increase the Company'S potential to obtain new customers at such locations as well as provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Network directly to airlines, airports and aviation-related companies and anticipates that the data derived from the network will ultimately be sold to multiple users at each specific network site. As of July 31, 2007, there were 63 Company-owned PASSUR(R) systems located at various airports throughout North America and Europe.

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

The Company has not segregated its cost of revenues between cost of system sales and cost of subscription and maintenance services, as it is not practical to segregate such costs. During the three and nine months ended July 31, 2007, cost of revenues increased by approximately $181,000 or 55%, and $268,000 or 23%, respectively, as compared to the same periods in fiscal 2006. This increase was primarily due to an increase in personnel costs, data feeds, and depreciation. These increased costs were partially offset by a decrease in communication costs and an increase in the capitalization of PASSUR(R) Network costs as a result of the production, shipment and installation of PASSUR(R) units as well as higher software costs.

Cost of revenues includes labor, communication costs and allocated overhead costs. The Company does not deem it practical to bifurcate cost of revenues between subscription based revenues and maintenance revenues. Included in cost of revenues is depreciation and amortization of the PASSUR(R) Network assets and software development costs. For the three months ended July 31, 2007 and 2006, total depreciation and amortization costs were approximately $278,000 and $221,000, respectively. Cost of revenues for the same periods were reduced by the capitalization of labor and overhead manufacturing costs including PASSUR(R) Network assets and software development costs of approximately $450,000 and $447,000, respectively. For the nine months ended July 31, 2007 and 2006, total depreciation and amortization costs were approximately $776,000 and $642,000, respectively. Costs of revenues in the same periods were reduced by the capitalization of labor and overhead manufacturing costs resulting from additions to the PASSUR(R) Network assets and capitalized software development costs of approximately $1,136,000 and $971,000, respectively.

RESEARCH AND DEVELOPMENT

For the three and nine months ended July 31, 2007, research and development expenses decreased by approximately $17,000, or 17%, and $35,000, or 12%, respectively, as compared to the same periods of fiscal 2006. The decrease in costs was primarily due to higher capitalization of costs related to software development. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer-sponsored research and development activities during the three and nine months ended July 31, 2007 and 2006. Research and development expenses are funded through current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and nine months ended July 31, 2007, selling, general and administrative expenses increased by approximately $78,000, or 15%, and $215,000, or 14%, respectively, as compared to the same periods of fiscal 2006. The increase was primarily due to increased personnel costs during the three and nine months ended July 31, 2007.

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

OTHER INCOME (EXPENSE)

Other interest income did not change significantly for the three and nine months ended July 31, 2007, as compared to the same periods of fiscal 2006.

For the three and nine months ended July 31, 2007, interest expense-related party increased by approximately $21,000 and $58,000, respectively, or 17%, as compared to the same periods of fiscal 2006. The increase is due to an approximately $1,600,000 increase in outstanding debt as compared to the same periods in fiscal 2006. Total debt at July 31, 2007 was approximately $12,515,000 at an effective interest rate of 4.5%.

NET INCOME (LOSS)

The Company earned net income of $142,000, or $.03 and $311,000, or $.06 per diluted common share, during the three and nine months ended July 31, 2007. During the corresponding periods of fiscal 2006, the Company earned net income of $22,000, or $.01 per diluted common share and incurred a net loss of $231,000, or $.06 per diluted common share, respectively. The increase in total revenues of approximately 37% and 34% for the three and nine months ended July 31, 2007, which were partially offset by a 26% and 15% increase in expenses associated with the placement, operation, development, maintenance and marketing of the Company-owned PASSUR(R) Network, contributed to net income for the three and nine months ended July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2007, the Company's stockholders' deficit was $9,598,000. For the nine months ended July 31, 2007, the Company earned net income of $311,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network" by continuing to install PASSUR(R) systems throughout the UnitED States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which addresses the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through August 29, 2008. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary. Funding for other discretionary projects in some cases may be beyond the scope of normal operating requirements and, therefore, may not be approved and/or funded.

For the nine months ended July 31, 2007, net cash provided by operating activities was approximately $295,000. Cash flow used in investing activities was approximately $1,604,000 and consisted primarily of capitalized software development and PASSUR(R) Network costs. Cash provided by financing activities was approximately $1,296,000. No principal payments on notes payable - related party were made during the nine months ended July 31, 2007.

The Company recorded net income of approximately $311,000 for the nine months ended July 31, 2007. During this period, the Company experienced increased revenues as a result of its subscription-based revenue model, but also had higher costs associated with the placement, operation, development, maintenance, and marketing of the Company-owned PASSUR(R) Network which partially offset such increased revenues. The Company is actively addressing the increasing costs associated with supporting the growth of its business, and plans to identify and reduce any unnecessary costs as part of its cost-reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the terrorist events of September 11, 2001, the continued war on terrorism, and the uncertainty in the current economic climate. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines or other aviation related businesses.

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






CONTRACTUAL OBLIGATIONS

As of July 31, 2007, the Company had contractual obligations as follows:


CONTRACTUAL OBLIGATIONS
                                                    PAYMENTS DUE BY PERIOD

                                               LESS THAN 1     MORE THAN
                                    TOTAL          YEAR      1 - 3 YEARS    3 YEARS
                                 -----------   -----------   -----------   -----------
Operating Leases                 $   306,841   $   140,804   $   166,037   $      --

Promissory Notes-Related Party    12,514,880          --      12,514,880          --

Other Long-Term Obligations          600,000       150,000       225,000       225,000
                                 -----------   -----------   -----------   -----------

Total Contractual Obligations    $13,421,721   $   290,804   $12,905,917   $   225,000
                                 ===========   ===========   ===========   ===========


o Obligations under "Operating Leases" relate to the manufacturing and research facility located in Bohemia, New York ($93,014 - fiscal 2007, $96,735 - fiscal 2008, and $100,603 - fiscal 2009). Rent for the Company's headquarters located in Greenwich, CT is $45,000 per year through June 30, 2009. All other operating leases are under a month-to-month arrangement; therefore, such obligations have been excluded from the above calculation (aggregate monthly obligations for these other operating leases are $500 per month).
o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and such payments will continue until the last licensed patent expires in 2013. The Company's future annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. As of July 31, 2007, the Company had $131,000 of accrued royalty payments included in accrued expenses and other accrued liabilities of $75,000 which was accrued in fiscal 2006.

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

From time to time, the Company will receive one-time payments from customers for rights, including but not limited to the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. Such one-time payments are in the form of license fees. These fees are recognized as revenue ratably over the term of the license agreement, which is typically five years.

From time to time, the Company will receive one-time fees for initial customer set up. These fees and associated costs are recognized over the estimated life of the customer relationship period, which is typically five years.

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

The Company's net capitalized software costs at July 31, 2007 totaled $1,413,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual performance of future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant and equipment, the PASSUR(R) Network, and software development costs, which at July 31, 2007, approximated $261,000, $3,337,000 and $1,413,000, respectively - these long lived assets accounted for 67% of the Company's total assets. The carrying value of the long-lived assets is dependent on the forecasted and actual cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of July 31, 2007, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

As of July 31, 2007, the total net property, plant and equipment approximated $261,000, the total net PASSUR(R) Network approximated $3,337,000, and the total net software development costs approximated $1,413,000. The total depreciation and amortization expense related to capitalized assets for the three and nine months ended July 31, 2007 approximated $278,000 and $776,000, respectively. Management judgment is required in order to determine the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

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

All of the Company's capitalized assets are recorded at cost (which may also include salaries and related overhead costs incurred during the period of development and/or production) and depreciated and/or amortized over the asset's estimated useful life for financial statement purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles and industry standards for similar assets. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments (see "Impairment of Long-Lived Assets" above) are identified and prospective depreciation expense or impairment expense is adjusted accordingly.

The total depreciation and amortization for the nine months ended July 31, 2007 was approximately $776,000. Of such total depreciation and/or amortization, the plant, property and equipment component approximated $75,000, the PASSUR(R) Network component approximated $491,000 and software development costs approximated $210,000.








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

FORWARD LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information provided elsewhere in this Quarterly Report on Form 10-Q (including, without limitation, "Liquidity and Capital Resources") contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) systems and other product lines as a result of potential competitive pressure from other companies or other products as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror and airline bankruptcies. Other uncertainties which could impact the

Company are uncertainties with respect to future changes in governmental regulation and the impact such changes in regulation could have on the Company's business. Additional uncertainties are related to a) the Company's ability to find and maintain the personnel necessary to develop, sell, manufacture and service its products, b) its ability to adequately protect its intellectual property, c) its ability to secure future financing and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief or expectation only as of such date. The Company undertakes no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

     There were no material changes to the risk factors described in the form 10-K for the fiscal year ended October 31, 2006.

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

                                           MEGADATA CORPORATION

DATED:  SEPTEMBER 14, 2007                 By: /s/ James T. Barry
                                           ----------------------
                                           James T. Barry, President and
                                           Chief Executive Officer

DATED:  SEPTEMBER 14, 2007                 By: /s/ Jeffrey P. Devaney
                                           --------------------------
                                           Jeffrey P. Devaney, Chief Financial
                                           Officer,
                                           Treasurer and Secretary (Principal
                                           Financial and Accounting Officer)



                                                    EXHIBIT INDEX


---------------- --------------------------------------------------------------------------- -----------------

                                                                                                PAPER (P) OR
   EXHIBIT NO.                                  DESCRIPTION                                    ELECTRONIC (E)
---------------- --------------------------------------------------------------------------- -----------------

---------------- --------------------------------------------------------------------------- -----------------
                  Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or
      31.1        15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to           E
                  Section 302 of the Sarbanes-Oxley Act of 2002

---------------- --------------------------------------------------------------------------- -----------------
      31.2        Certification  of Chief Financial  Officer  pursuant to Rule 13a-14(a) or
                  15d-14(a) of the Securities  Exchange Act of 1934, as adopted pursuant to          E
                  Section 302 of the Sarbanes-Oxley Act of 2002

---------------- --------------------------------------------------------------------------- -----------------
      32.1        Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.  Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         E

---------------- --------------------------------------------------------------------------- -----------------
      32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         E

---------------- --------------------------------------------------------------------------- -----------------