Form 10-K
period 2007-10-31
MEGADATA CORP
filed 2008-01-29
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
               | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007
                                       OR
         | _ | Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from ___ to ___

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

    The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 28, 2007 was $2,890,000

       The number of shares of common stock, $0.01 par value, outstanding as of January 25, 2008 was 4,091,448

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2007, are incorporated by reference into Part III of this Form 10-K.

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

The Company's principal business is the delivery from its proprietary PASSUR(R) network of live, unique flight information, decision support software, analytics, and web-delivered collaborative decision solutions to the aviation industry and organizations that serve, or are served by, the aviation industry. The Company owns and operates a unique database of flight information with proprietary decision-making software, primarily powered by a growing international network of passive radars (PASSUR(R)s) located at more than 85 airports world-wide, including 33 of the top 35 U.S. airports - from which it provides PASSUR(R) information, analytics, and decision support tools to improve the financial condition and operational efficiency of aviation organizations. The Company offers unique user friendly information as well as decision algorithms which provide innovative commercial air traffic solutions to more than 50 airports, including 8 of the top 10 U.S. airports; to dozens of airlines, including 7 of the top 10 U.S. airlines; and to more than 150 corporate aviation customers, as well to the U.S. Government. In addition, the company has created and implemented collaborative web-based software that allows the company's customers to instantly share information to improve individual and joint decision making, creating additional value for those customers.

The Company has what it believes is a unique database of flight information, powered by a network of Company-owned passive radars known as PASSUR(R)s which also incorporate several other data sources. This network, when combined with our suite of data products, web-based software, and web-based collaborative decision tools, provides airlines, airports, Corporate Aviation, and the Government, services that the Company believes are usually otherwise unavailable. In addition, the Company has created and implemented collaborative web-based software which allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making. The Company continues to market with an expanding internal sales and marketing organization as well as through premier distributors.

Revenues during Fiscal Year (FY) 2007 increased by approximately 32%, or $1,384,000 to $5,698,000 from $4,314,000 in FY 2006, while total costs and expenses in FY 2007 increased by about 26% or $958,000 to $4,694,000 from $3,736,000 in FY 2006.

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

GENERAL

The Company believes financial performance in the aviation industry can be enhanced by more accurate and timely flight information, analytics, and collaboration. The Company believes its business opportunities come from addressing the following specific problem areas in the aviation industry:

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

BUSINESS STRATEGY

Over the past several years, Megadata has been developing and selling information and software from its unique flight database (powered by the PASSUR(R) passive radar network) to aviation organizations, and those who serve aviation. The Company has created and continues to create collaborative web-based software that allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both its traditional and new markets. The main objectives of Megadata's business strategy are to:

         1. LEAD AND CONTINUE TO DEVELOP THE INDUSTRY STANDARD FOR ACCURATE, TIMELY FLIGHT INFORMATION WITH, WHAT WE CONSIDER TO BE, A ONE-OF-A-KIND PREMIUM DATABASE - THE PASSUR(R) INFORMATION NETWORK(TM). Megadata's flight information is a combination of multiple data sets to include information derived from the network of passive radars (PASSUR(R)), located throughout the country and in different parts of the world. Currently, PASSUR(R) coverage is available for 33 of the top 35 airports in the United

               States. The Company has 71 Company owned PASSUR(R) systems installed worldwide and is continually working to add new products to the existing customer base. Leading airlines utilize the information and software products derived from the Company-owned PASSUR(R) network. For example, airlines use Megadata's estimated times of arrival (ETAs) to power their internal flight, gate, and reservations systems to improve the overall operational efficiency of the airline and to provide more reliable customer service.

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

         4. LEAD THE AVIATION MARKET IN THE DEVELOPMENT AND DELIVERY OF COLLABORATIVE WEB SERVICES THAT ORGANIZE WHAT IS CURRENTLY FRAGMENTED INFORMATION WITHIN THE INDUSTRIAL AND NON-INDUSTRIAL MARKETS. Megadata is creating PASSUR(R) Customer Networks that provide a bridge for industrial and non-industrial aviation companies, allowing airports, airlines, air traffic organizations, and other airport tenants to access live, relevant information that helps to improve the overall efficiency of the aviation sector. For example, at four of the country's top airports, John F. Kennedy International, LaGuardia, Dulles International Airports, and Denver International Airport, the airlines, the Federal Aviation Administration (the "FAA"), airport operations, and FBOs use Megadata's award-winning PASSUR(R) OPSnet(TM) Internet Communicator to consolidate, organize, and disseminate information, and manage collaborative tasks such as aircraft deicing during regular, and particularly during irregular, operations.

         5. DISTRIBUTE THE COMPANY'S SERVICES THROUGH THE PASSUR(R) DISTRIBUTION NETWORK OF LEADING AVIATION ORGANIZATIONS AND SYSTEM INTEGRATORS. As Megadata expands into new markets, it sells through its internal sales and marketing organization as well as through premium distributors.

CUSTOMERS AND HOW THEY USE MEGADATA SERVICES

The Company provides its traditional customer base of more than 50 airports, including some of the largest in the world, as well as dozens of airlines, plus its non-industrial customer base with the following capabilities which are:

         DESIGNED TO IMPROVE AND MANAGE REVENUE:

         o Web-based landing fee tools that enable airports, airlines, and FBOs to manage fees with fewer resources, greater accuracy, greater transparency and accountability, and generate additional landing fee revenue for airports.

         o Enhanced collaborative decision-making tools that enable airlines to maximize schedule completion during irregular operations, thereby protecting otherwise lost revenue, and enable airports to realize a higher rate of revenue-generating activity, such as landing and related handling fees, through higher rates of airport utilization during irregular operations.

         o Web-based marketing tools that allow customers to instantly identify new marketing opportunities and determine the most appropriate customer pricing by accessing the PASSUR(R) Information Network of unique flight information.

DESIGNED TO REDUCE COSTS THROUGH MORE EFFICIENT USE OF RESOURCES (FOR OPERATIONAL APPLICATIONS):

         o Accurate arrival data and ETAs for more effective management of flight operations. With better arrival information, our customers more effectively manage flights during "push," or busy periods. This Company product, Right ETA, enhances productivity of ground personnel and support functions by complementing gate management and staff scheduling programs, and has generated significant documented financial returns.

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

PRODUCTS AND SERVICES

         1. Flight data products which feed directly to customers' information systems and to PASSUR(R) distributors. These data feeds, which segment different portions of the PASSUR(R) Information Network depending on customer needs, link directly to customer systems or to customers through third-party data integration systems. These feeds are segmented into:

               a. RightETA(TM), patent pending, which provides ETA and flight status feeds for real-time schedule management, landing fee feeds, and activity reports for operational analysis.

               b. FlightSure(TM), patent pending, provides information and software for integrated aircraft Noise Operations Monitoring systems (NOMS).

               c. Pulse Revenue(TM) Data Feed, patent pending, which provides the data source for calculating landing fee reports and invoices in airport statistical and/or revenue management systems.

         2. Application software services (most of which are web-delivered and web-hosted):

               a. PASSUR(R) Pulse(TM) Revenue, patent pending, provides a web-based live and archived detailed, accurate landing report for airlines, airports, and FBOs, creating maximum revenue efficiency, as well as transparency and equity in the distribution of landing fees among airport users.

               b. PASSUR(R) Pulse Audit(TM), patent pending, module gives airports access to the most complete, accurate and timely activity reports of arrivals and departures, based on the PASSUR(R) radar record and integrated database of flight information, including detailed owner/operator information, maximum certificated weights by tail number, seat configurations, runway utilization, dwell times, and other details in aggregate and by individual flight.

               c. PASSUR(R) Pulse Proactive Billing(TM) module, patent pending, allows airlines to log onto a secure website to view and download their landing fee reports, automatically generated by the PASSUR(R) database of flight information. The program is hosted by Megadata and managed through online tools by the airport, including detailed reporting and invoicing tools, automatic aircraft weight calculations, and detailed owner/operator and aircraft information by flight.

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

               h. RapidResponse(TM), patent pending, provides the ability to immediately replay flight events with a high level of precision, specificity, and detail, thereby enabling airlines and airports to improve the efficiency and safety of operations. Real-time situational awareness and immediate replay enable customers to be fully informed and proactive in responding to emergencies. The Company believes this product has Homeland Security, Defense, and other government applications, and it is being marketed primarily through premier government system integrators.

               i. ATC Portal(TM), patent pending and a new product, provides a delay management solution that is designed to reduce the incident of and cost of delays.

               j. Fuel Portal(TM), patent pending and a new product, provides improved methods to price and sell more fuel through data and analytics of aircraft fuel requirements.


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

               c. PASSUR(R) OPSnet(TM), patent pending, is an internet-based application designed to improve airport/airline/FAA coordination through instant communications, information sharing, and collaborative decision making among all parties during all weather conditions and particularly during costly disruptions caused by weather, security and emergencies.

               d. FlightNewsLive(TM), patented in 2004, is the first passenger information display system (FIDS) with live graphics of terminal and en-route airspace traffic, national weather, and automated explanations for delays.

HOW MEGADATA GENERATES REVENUE

The Company generates revenues by selling: (1) subscription-based information and software products (2) annual maintenance contracts for PASSUR(R) radar systems and (3) consulting and professional services. Under the subscription model, the customer signs at least a one-year contract for access to the information services. The agreement also provides that the information from the PASSUR(R) Information Network cannot be resold, used by others, or used for unauthorized purposes. Consulting services generally accompany the sale of our collaborative decision tools.

EMPHASIS ON INFORMATION SECURITY

The Company has incorporated the strictest levels of security with respect to both the information generated by the PASSUR(R) Information Network and the resulting end users.

                           (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                           The Company operates as one business segment which provides information and software services to the aviation industry and organizations that serve, or are served by, the aviation industry.

                           (C) NARRATIVE DESCRIPTION OF BUSINESS

                  The Company's principal business is the delivery from its proprietary PASSUR(R) network of live, unique flight information, decision support software, analytics, and web-delivered collaborative decision solutions to the aviation industry and organizations that serve, or are served by, the aviation industry.

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

                      (I) THE PASSUR(R) SYSTEM

                  The PASSUR(R) system, together with associated data and software products, is a reliable and cost effective source of time-critical and valuable information about the position and flight path of aircraft. PASSUR(R) is an important ingredient in the database that drives all present and future data information and Company solution products. The Company, under an exclusive license for patented technology owned by a third party together with its own patents and patents pending, has used its proprietary hardware, data, and software to develop an enhanced line of products. These PASSUR(R) systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars.

                     2.  SERVICES

                      (I) INFORMATION SERVICES FROM THE PASSUR(R) NETWORK

                  Information services include timely, accurate, user-friendly information important to the efficient operation of airlines, airports and other customers. The information services leverage the PASSUR(R) Network, and are designed to address specific customer requirements, many of which can only be satisfied by information generated from the PASSUR(R) Network. The services provide airline and airport customers with specific and timely information needed to efficiently manage their airport, airside, and ground operations. The ETAs generated from the PASSUR(R) system are an example of information services currently being used throughout the customer network.

                      (II) DECISION SUPPORT SOFTWARE FROM THE PASSUR(R) NETWORK

                  Decision support tools and software solutions have been developed to improve quality and operating efficiency of specific airline and airport operations. PASSUR(R) OpsNet(TM) is an example of a decision support service.

                      (III) MAINTENANCE SERVICES

                  The Company offers maintenance services pursuant to contractual arrangements or on an "on-call" basis. "On-call" services are provided on a time and material basis.

                  3.  SOURCES OF RAW MATERIALS

                  The Company obtains its raw materials from component distributors and manufacturers throughout the United States. The Company has multiple sources of supply for a majority of its components.

                  4.  DEPENDENCE ON CERTAIN CUSTOMERS

                  During the fiscal years ended October 31, 2007, 2006 and 2005, one customer (Continental Airlines) accounted for approximately 13%, 16%, and 18% of the Company's revenues, respectively.

                  5.  BACKLOG FOR SUBSCRIPTION REVENUE AGREEMENTS

                  The Company's committed backlog for subscription and maintenance services at October 31, 2007 amounted to approximately $4,754,000. Of this amount, $3,956,000 is scheduled for delivery or performance before October 31, 2008 and the balance of $798,000 is scheduled for delivery or performance in subsequent years. The backlog at October 31, 2006 and 2005 amounted to approximately $3,978,000 and $2,927,000 respectively. Backlog consists of written purchase orders or contracts.

                  6.  COMPETITION

                  The PASSUR(R) applications are, to the best of the Company's knowledge, relatively unique; however there are other forms of flight tracking products. Depending on the end use of the Company's products, the Company's primary competitors include Sabre, Inc., Siemens, and SITA. The Company also sells certain data solutions through systems integrators, including Lochard Pty, LTD, and Era Corporation, some of whom may also sell products that are competitive with those offered by the Company. Most of these companies are larger than the Company, and have larger sales forces and greater financial resources than the Company.

                  7.  RESEARCH AND DEVELOPMENT

                  The Company's Research and Development ("R&D") efforts are primarily focused on continued software and hardware enhancements, as well as maintenance to the existing PASSUR(R) systems and related suite of software applications. R&D is also focused on developing and maintaining the new software applications and decision support products designed to expand the Company's software suite of products. None of the Company's research and development was customer sponsored.

                  During fiscal 2007, research and development expenses, net of capitalized software, decreased approximately $112,000 or 27% as compared to fiscal 2006. This decrease is primarily due to an increase in the capitalization of costs associated with software development programs. Gross research and development expenditures were approximately $495,000 in fiscal 2007, of which $188,000 was capitalized, resulting in a net cost of $307,000. During fiscal 2007, the $397,000 balance of capitalized software was deducted in computing cost of revenues. Total capitalized software in fiscal year 2007 was $585,000. Gross R&D expenses were $500,000 and $473,000 in fiscal years 2006 and 2005, respectively. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

                  8.  ENVIRONMENTAL COSTS

                  The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

                  9.  EMPLOYEES

                  As of October 31, 2007, the Company employed 20 full time employees, including 6 officers.

                  (D)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

                  The following table sets forth the dollar amounts and the percentages attributable to the sale by the Company of its products and services during the past three fiscal years in and outside the United
         States:

NET REVENUES    2007                      2006                       2005
            -------------------------------------------------------------------------------
Domestic    $5,457,000           96%   $4,088,000           95%   $3,635,000           95%

Exports        241,000            4%      226,000            5%      174,000            5%
            ----------   ----------    ----------   ----------    ----------   ----------

Total
Revenues:   $5,698,000          100%   $4,314,000          100%   $3,809,000          100%
            ==========   ==========    ==========   ==========    ==========   ==========


                   (E) AVAILABLE INFORMATION

                  The Company's internet address is www.passur.com. The Company makes available on its website under "SEC Filings," via a link to the United States Securities and Exchange Commission's website, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical, after electronically filing with and/or furnishing such information to the Securities and Exchange Commission. All such filings on the website are available free of charge. Unless required to do so by law, the Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10K, whether as a result of new information, future events, or otherwise. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Megadata Corporation, 47 Arch Street, Greenwich, CT 06830.

         ITEM 1A. RISK FACTORS

         While the Company had net income during fiscal years 2007 and 2006, it incurred significant net losses during the previous five fiscal years. The Company had net income of approximately $455,000 and $103,000 for the fiscal years ended October 31, 2007 and 2006, respectively, and incurred a net loss of $924,000 for the fiscal year ended October 31, 2005. As of October 31, 2007, the Company's accumulated deficit was approximately $9,455,000. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing customers and to control the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

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

                  Additionally, the aviation industry has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001, and the war on terrorism. The aviation industry is extensively regulated by government agencies, particularly the FAA and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's current revenues are derived from either airports or airlines, continued increased regulations of the aviation industry or continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

         While the Company's operations were cash flow positive as of October 31, 2007 and 2006, the Company's debt in fiscal year 2007 increased by $1,400,000 to fund its investment during the year in capitalized software as well as additions to the PASSUR(R) network. The Company had an accumulated deficit of approximately $9,455,000 as of October 31, 2007. The Company has incurred significant negative cash flows from operations over previous fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through Jaunuary 10, 2009. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products in an industry for which liquidity and resources are already adversely affected.

         The Company has significant cash requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds in some cases may be beyond the scope and normal operating requirements for which the Company has a commitment from its significant shareholder and Chairman and therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: (i) terminating or eliminating certain operating activities; (ii) terminating personnel; (iii) eliminating marketing activities; and/or (iv) eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand could become adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNTS FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

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

THE SOFTWARE BUSINESS FOR THE AVIATION INDUSTRY IS HIGHLY COMPETITIVE, AND FAILURE TO ADAPT TO THE CHANGING INDUSTRY NEEDS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

         The industry in which we compete is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. We compete with many established companies in the industry we serve, and some of these companies may have substantially greater financial, marketing, and technology resources, larger distribution capabilities, earlier access to potential customers, and greater opportunities to address customers' various information technology requirements. As the aviation industry seeks to be more cost effective due to the continued economic downturn, product pricing becomes increasingly important for our customers. As a result, we may experience increased competition from certain low-priced competitors. To remain competitive, we continue to develop new products and continue to enhance existing products. We may be unsuccessful in our ability to sell new products and/or product releases that meet the needs of our industry in light of low-cost, less functional alternatives available in the market. In addition, the pricing of new products or releases of existing products may be above that required by the market place. Our inability to bring such new products or enhancements to existing products to the market in a timely manner or the failure of for these products to achieve industry acceptance could adversely affect our business, financial condition, operating results, and cash flow.

THE COMPANY DEPENDS UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES.

         The Company's future performance depends on the continued services of its key technical and engineering personnel. Significant improvements have been made in the past year to address such issues, in particular, technical redundancy, but the Company continues to depend on the efforts of a limited number of key personnel. The employment of any of the Company's key personnel could cease at any time, which could have an adverse affect on our business.

THE PASSUR(R) NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

         The Company's network infrastructure is maintained and hosted by AT&T through an existing frame-relay network. If AT&T experiences system failures or fails to adequately maintain the frame-relay network, the Company may experience interruption of delivery of data / software services and customers may terminate or elect not continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service, attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

THE COMPANY MAY BE SUBJECT TO NEW GOVERNMENT REGULATIONS RELATING TO THE DISTRIBUTION OF FLIGHT-TRACKING DATA.

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

UNAUTHORIZED USE OF THE COMPANY'S INTELLECTUAL PROPERTIES BY THIRD PARTIES MAY DAMAGE AND/OR ADVERSELY AFFECT OUR BUSINESS.

         We regard our trademarks, trade secrets, and all other intellectual property as critical to our future success. Unauthorized use of our intellectual property by third parties may damage and/or impair our business. Our intellectual property includes exclusive licenses to use patents held by third parties, as well as Company-owned patents. We rely on trademarks, trade secrets, patent protection, and contracts, including confidentiality and non-exclusive license agreements with our customers, employees, consultants, strategic partners, and others, to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our prior knowledge and/or authorization. Prosecuting infringers could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt our business.

         The Company currently has the exclusive license rights to use thirteen patents in the United States and various foreign countries, relating to the Company's PASSUR(R) System and related technologies. The licensed patents expire in various years through 2013.

         We currently own three issued patents, and twenty additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR(R) systems. The issued and allowed patents expire in various years through 2024. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of our pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection, or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

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

         We cannot guarantee that our future products, technologies, and software applications will not inadvertently infringe valid patents or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others. Investigation of any claims from third parties alleging infringement of their intellectual property, whether with or without merit, can be expensive and could affect development, marketing, selling, or delivery of our products. Defending against intellectual property infringement claims could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against the Company may result in significant monetary liability and could adversely affect our business, financial condition, operating results and cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. PROPERTIES

         The Company's research and manufacturing facility is located in part of a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building previously was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leases 12,000 square feet at an annual rental cost of $93,014.

         The Company's executive offices are located in a three-story office building at 47 Arch Street, Greenwich, Connecticut. Effective July 1, 2004, the Company signed a lease with the building owner for $2,500 per month. Beginning August 1, 2005 the rent for the Company's headquarters located in Greenwich increased to $3,750 per month. Effective November 1, 2007, the Company signed a new lease for two floors in the building for $7,500 per month ($90,000 per year) through June 30, 2009. The Company believes these rates are competitive and are at or below market rates.

         The Company's research and manufacturing facility and its executive offices are suitable for its requirements.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2007.

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

         The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

    Period                                                    Prices*


                                                       High            Low

FISCAL YEAR ENDED OCTOBER 31, 2007
         FIRST QUARTER                               $   3.50      $   2.20
         SECOND QUARTER                                  3.60          2.50
         THIRD QUARTER                                   3.60          2.20
         FOURTH QUARTER                                  3.90          2.25

Fiscal Year Ended October 31, 2006
         First Quarter                               $    .65      $    .30
         Second Quarter                                   .62           .45
         Third Quarter                                    .60           .45
         Fourth Quarter                                  3.50           .53

--------------------------------------------------------------------------------

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

         (B) HOLDERS

         The number of registered equity security holders of record at January 22, 2008 was 296, as shown in the records of our transfer agent.

         (C) DIVIDENDS

         The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

         (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of October 31, 2007 with respect to the securities authorized for issuance under the Company's equity compensation plans.


---------------------------------------------------------------------------------------------------------------------
                                                                                               NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE
                                                                                                FOR FUTURE ISSUANCE
                                                                                                     UNDER EQUITY
                                                                                                  COMPENSATION PLANS
                                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE     EXCLUDING SECURITIES
                                              BE ISSUED UPON EXERCISE      EXERCISE PRICE OF     REFLECTED IN COLUMN
PLAN CATEGORY                                 OF OUTSTANDING OPTIONS      OUTSTANDING OPTIONS            (A)
---------------------------------------------------------------------------------------------------------------------
                                                        (A)                     (B)                    (C)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLAN APPROVED BY
  SECURITY HOLDERS                                   1,715,500                  $.51                     506,167
---------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT APPROVED
 BY SECURITY HOLDERS                                   --                       --                          --
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
TOTAL                                                1,715,500                  $.51                     506,167
---------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated statements of operations data for the fiscal years ended October 31, 2007, 2006 and 2005, and the consolidated balance sheet data as of October 31, 2007 and 2006, have been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended October 31, 2004 and 2003, and the selected consolidated balance sheet data as of October 31, 2005, 2004 and 2003, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.


         Selected Statement of Operations Data:
                                                                YEARS ENDED OCTOBER 31,

============================================================================================================
                                 2007              2006             2005           2004              2003
                                 ----              ----             ----           ----              ----
Net
Revenues                     $   5,698,236   $   4,314,222   $   3,808,773    $   3,110,608    $   2,282,279

Net
Income (loss)                $     454,582   $     102,915   $    (923,872)   $  (1,389,536)   $  (2,486,122)

Net income (loss) (1)
per common share - basic     $         .11   $         .03   $        (.23)   $        (.35)   $        (.71)

Net income (loss) (1)
per common share - diluted   $         .08   $         .02   $        (.23)   $        (.35)   $        (.71)

Dividend Declared                     --              --              --               --               --
============================================================================================================


         SELECTED BALANCE SHEET DATA:
                                                    YEARS ENDED OCTOBER 31,
============================================================================================================
                            2007             2006            2005           2004          2003
                            ----             ----            ----           ----          ----

Total Assets           $  7,929,304    $  6,028,816    $  4,287,242    $  4,084,581   $  4,533,279

Long-Term
Debt (2)(3)(4)(5)(6)   $ 12,614,880    $ 11,214,880    $  9,989,880    $  8,866,465   $  8,466,465

Total Stockholders'
Deficit                $ (6,767,256)   $ (7,293,786)   $ (7,493,816)   $ (6,569,944)  $ (5,540,408)
============================================================================================================

(1) Basic net income (loss) per share of common stock was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For 2005, 2004 and 2003 basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share.

(2) Long-term debt for 2003 consists of notes payable - related party which was due after October 31, 2003.

(3) Long-term debt for 2004 consists of notes payable - related party which was due after October 31, 2004.

(4) Long-term debt for 2005 consists of notes payable - related party which was due after October 31, 2005.

(5) Long-term debt for 2006 consists of notes payable - related party which was due after October 31, 2006.

(6) Long-term debt for 2007 consists of notes payable - related party which was due after October 31, 2007.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

The Company's principal business is the delivery from its proprietary PASSUR(R) network of live, unique flight information, decision support software, analytics, and web-delivered collaborative decision solutions to the aviation industry and organizations that serve, or are served by, the aviation industry.

Revenues consist primarily of subscription-based revenues and maintenance revenues from customer owned PASSUR(R) systems.

Revenues during fiscal 2007 increased by approximately $1,384,000, or 32%, to $5,698,000 from $4,314,000 in fiscal 2006. Revenues during fiscal 2006 increased by approximately $505,000 or 13%, to $4,314,000 from $3,809,000 in fiscal 2005.
These increases were primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, as well as the wide selection of products which address the customers' needs and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to the Company's suite of software applications and the increased subscriptions from its suite of applications by existing customers. This increase was primarily due to the increased focus on the subscription based revenue business model.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from PASSUR(R) Information Network. Such efforts include the continued development of new product applications as well as enhancements and maintenance of existing applications. As a result, subscription-based revenues of $5,246,000 in fiscal 2007 increased approximately $1,404,000, or 37%, compared to $3,842,000 in fiscal 2006. The Company's subscription-based sales for fiscal 2005 were $3,270,000.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications and development of new applications designed to address the needs of the aviation industry.

The Company shipped nineteen and installed seventeen Company-owned PASSUR(R) systems during fiscal 2007 (these installations include systems shipped in current and previous fiscal years). The balance of the units shipped should be installed during fiscal year 2008. The shipped and installed PASSUR(R)s were capitalized as part of the Company owned "PASSUR(R) Information Network." The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) systems throughout fiscal 2008. The Company manufactured thirty PASSUR(R) units during fiscal 2007 and completed ten units that were in work-in-process at the end of fiscal 2006. The Company is continuing its manufacturing program in fiscal 2008 and there were a number of subassemblies in work-in-process inventory at the end of fiscal 2007. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Information Network and will increase the Company's ability to contract with new customers at such locations and will provide existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry. The Company returned one Company-owned PASSUR(R) system from the field in fiscal year 2007 and it will be shipped to another location. There were seventy-one Company owned PASSUR(R) systems located at various airports world-wide at the end of fiscal 2007.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs, and allocated overhead costs. Also included in cost of revenues are costs associated with the upgrades of PASSUR(R) systems necessary to make older systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of revenues in each reporting period are impacted by: (1) the number of PASSUR(R) units produced, upgraded, shipped, and installed during the year which are added to the PASSUR(R) network and (2) capitalized costs associated with software development projects, collectively referred to as "Capitalized Assets" which are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

During fiscal 2007, cost of revenues increased by approximately $610,000 or 48%, as compared to fiscal 2006. This increase was primarily due to an increase in headcount related costs, data feeds, as well as depreciation and amortization of capitalized software assets, and a decrease in the capitalization of manufacturing related costs. This increase was partially offset by an increase in the number of PASSUR(R) systems added to the PASSUR(R) network, as well as an increase in the value of software development projects which were capitalized.

During fiscal 2006, cost of revenues decreased by approximately $736,000 or 37%, as compared to fiscal 2005. This decrease was primarily due to a reduction in the cost of outside consultants and an increase in the number of PASSUR(R) systems added to the PASSUR(R) network, as well as an increase in the value of software development projects which were capitalized. This decrease was partially offset by increases in headcount related costs, as well as depreciation and amortization of capitalized software assets.

RESEARCH AND DEVELOPMENT

During fiscal 2007, research and development expenses, net of capitalized software, decreased approximately $112,000 or 27% as compared to fiscal 2006. This decrease is primarily due to an increase in the capitalization of costs associated with software development programs. Gross research and development expenditures were approximately $495,000 in fiscal 2007, of which $188,000 was capitalized, resulting in a net cost of $307,000. During fiscal 2007, the $397,000 balance of capitalized software was deducted from cost of revenues. Total capitalized software in fiscal year 2007 was $585,000. Gross R&D expenses were $500,000 and $473,000 in fiscal years 2006 and 2005, respectively. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during fiscal 2007, 2006, or 2005. Research and development expenses are funded by current operations.

SELLING, GENERAL AND ADMINISTRATIVE

During fiscal 2007, selling, general and administrative expenses increased by approximately $460,000, or 22%, as compared to fiscal 2006. The increase was primarily due to additional sales and marketing personnel and related expenses, professional fees and marketing expenses.

During fiscal 2006, selling, general and administrative expenses increased by approximately $131,000, or 7%, as compared to fiscal 2005. The increase was primarily due to additional sales and marketing personnel and related expenses, as well as higher marketing costs and legal fees.

The Company anticipates increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase in fiscal 2008 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Interest income and interest expense to unrelated parties were not significant in fiscal 2007, 2006, and 2005.

Interest expense-related party increased by approximately $68,000, or 14%, in fiscal 2007, as compared to fiscal 2006. The increase is due to $1,400,000 in higher debt.

Interest expense-related party increased by approximately $61,000 or 15%, in fiscal 2006, as compared to fiscal 2005. The increase is due to $1,225,000 in higher debt.

INCOME TAXES

The provisions for income taxes for each year relate to state and local minimum taxes. The Company has available approximately $12,989,000 in Federal tax loss carry-forwards to offset possible future income. These carry forwards expire in various tax years through 2025. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $4,855,000, which primarily consists of the net operating loss carry-forwards and available tax credits.

NET INCOME

The Company earned net income of $455,000, or $.08 per diluted share, during fiscal 2007, as compared to net income of $103,000, or $.02 per diluted share, in fiscal 2006.

During fiscal 2007, revenues of $5,698,000 exceeded costs and expenses of $4,694,000 and resulted in income from operations of $1,004,000. Revenues increased by 32% in fiscal 2007 and total costs and expenses increased by $958,000, or 26%, as compared to fiscal 2006.

The Company incurred net income of $103,000, or $.02 per diluted share, during fiscal 2006, as compared to a net loss of $924,000, or $.23 per diluted share, in fiscal 2005.

During fiscal 2006, total revenues of $4,314,000 exceeded costs and expenses of $3,736,000 and resulted in income from operations of $578,000. Revenues increased 13% in fiscal 2006 and total costs and expenses decreased by $579,000, or 13% as compared to fiscal 2005.


QUARTERLY RESULTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                    --------------------------------------------------------------------------------------------------------------
                     OCT. 31,        JULY 31,     APRIL 30,      JAN  31,     OCT. 31,      JULY 31,     APRIL 30,      JAN 31,
                        2007           2007         2007          2007          2006          2006          2006          2006
                    --------------------------------------------------------------------------------------------------------------
TOTAL REVENUES      $ 1,537,588   $ 1,466,793   $ 1,392,175   $ 1,301,680   $ 1,206,214   $ 1,074,277   $ 1,015,967    $ 1,017,764

INCOME (LOSS)
FROM  OPERATIONS        280,280       291,418       245,983       186,240       459,237       141,779       (12,604)       (10,037)

NET INCOME (LOSS)       143,464       142,264       114,973        53,881       334,278        22,390      (126,740)      (127,013)

NET INCOME (LOSS)
PER COMMON SHARE
- BASIC             $       .04   $       .03   $       .03   $       .01   $       .08   $       .01   $      (.03)   $      (.03)
NET INCOME (LOSS)
PER COMMON SHARE
- DILUTED           $       .03   $       .03   $       .02   $       .01   $       .06   $       .01   $      (.03)   $      (.03)
-----------------------------------------------------------------------------------------------------------------------------------

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2007, the Company's current liabilities exceeded current assets by $418,000. The notes payable to a related party of $12,614,880 are due November 1, 2008, thus are included in long-term liabilities at October 31, 2007. At October 31, 2007, the Company's stockholders' deficit was $6,767,000. For fiscal 2007, the Company had net income of $455,000.

Management is addressing the working capital and stockholders' deficiencies by aggressively marketing its PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through January 10, 2009. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

Net cash provided by operating activities for fiscal 2007 was approximately $1,900,000. Cash flows used in investing activities for fiscal 2007 was approximately $3,213,000 and consisted primarily of investments in the Company's PASSUR(R) network as well as capitalized software development costs. Cash flows provided by financing activities for fiscal 2007 were primarily from $1,400,000 of notes payables - related party. No principal payments on notes payable - related party were made during fiscal 2007.

The Company was profitable in fiscal year 2007. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001, and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the FAA and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from either airports or airlines. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

CONTRACTUAL OBLIGATIONS

As of October 31, 2007, the Company had contractual obligations as follows:


         CONTRACTUAL OBLIGATIONS                       PAYMENTS DUE BY PERIOD
                                     LESS THAN 1                    MORE THAN
                          TOTAL          YEAR       1 - 3 YEARS      3 YEARS
                        ------------------------------------------------------
Operating Leases         $   348,000   $   187,000   $   161,000          --

Promissory Notes          12,614,880          --      12,614,880          --

Other Long-Term
  Obligations                536,000       161,000       225,000       150,000
                         -----------   -----------   -----------   -----------
Total Contractual Cash
   Obligations           $13,498,880   $   348,000   $13,000,880   $   150,000
                         ===========   ===========   ===========   ===========


Obligations under "Operating Leases" relate to the research and manufacturing facility located in Bohemia, New York ($93,014 - fiscal 2007) and the Company's headquarters located in Greenwich, CT ($45,000 - fiscal 2007). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation.

Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. As of October 31, 2007 the Company has $86,000 accrued in accrued expenses and other accrued liabilities for fiscal 2007 royalty payments.

         o OFF-BALANCE SHEET ARRANGEMENTS

         None.

CERTAIN RELATED PARTY TRANSACTIONS

During fiscal 2007, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $1,400,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2008, bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007. During fiscal 2006, Mr. Gilbert lent the Company an additional $1,225,000, bringing the total loan to $11,214,880, before accrued interest of $247,867 was added to the principal, resulting in a total of $11,462,747 owed to Mr. Gilbert on October 31, 2006. During fiscal 2005, Mr. Gilbert lent the Company an additional $1,123,415, resulting in a total of $9,989,880 owed to Mr. Gilbert on October 31, 2005. The notes are secured by the Company's assets. The notes payable are classified as long-term as of October 31, 2007, 2006 and 2005.

During fiscal 2007, the Company paid approximately $246,000 to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement, new and upgraded equipment for PASSUR(R) systems. The Company believes that these rates are competitive and are at or below market rates. A Company Executive Vice President and Director was a 50% shareholder of the aforementioned company through July 31, 2007, at which time such shares were sold.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

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

The Company's revenues are generated from the following: (1) subscription and maintenance agreements and (2) one-time license fees. The Company recognizes revenues from system sales when the system is shipped in accordance with SAB 104 and SOP 97-2.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with SOP 97-2, we recognize revenue from the licensing of our software products or performance of maintenance when all of the following criteria are met: (1) we have evidence of an agreement with a customer; (2) we deliver the products/services; (3) license or maintenance agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that the sale may not be complete and/or final and (4) collection is probable.

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

Our software licenses generally do not include acceptance provisions. An acceptance provision generally allows a customer to test the software for a defined period of time before commiting to a binding agreement to license the software. If a subscription agreement includes an acceptance provision, the Company will not recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the subscription agreement, the expiration of the acceptance period.

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

The Company's policy on capitalized software costs determines whether the costs incurred are classified as capitalized costs (in accordance with SFAS 86) or as research and development expenses. In cases where the Company capitalizes costs incurred with development of new hardware/software products, a product specification is designed and/or a working model of the respective project is developed as the guideline for the capitalization of costs associated with such project in accordance with SFAS 86.

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and amortization commences over a five year period and any additional costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any additional costs incurred to maintain products which were completed and released to the general public, in accordance with SFAS 86. Management uses judgment in determining and evaluating whether development costs meet the criteria for immediate expense or capitalization.

The Company's net capitalized software costs at October 31, 2007 totaled approximately $1,500,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include long-term fixed assets of the PASSUR(R) Network and software development costs that at October 31, 2007 approximated $4,518,000 and $1,500,000, respectively, which accounted for 76% of the Company's total assets. The carrying value of the long-term assets is dependent on the forecasted and actual financial performance as well as future cash flows of such assets as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. It then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2007, based upon management's evaluation of the above asset groups, no impairments exist of these asset groups. If these forecasts are not met, the Company may have to record impairment charges not previously recorded. As of October 31, 2007, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist.

DEPRECIATION AND AMORTIZATION

As of October 31, 2007, the total net property, plant, and equipment approximated $328,000, the total net PASSUR(R) Network approximated $4,518,000, and the total net software development costs approximated $1,500,000. The total depreciation and amortization expense related to capitalized assets at October 31, 2007 approximated $1,051,000. Management's judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the assets, as follows:

Property, plant and equipment                        3 to 10 Years
PASSUR(R) Network                                    5 to 7 Years
Software development costs                           5 Years

The PASSUR(R) Network costs carried on the Company's Consolidated Balance Sheets represents PASSUR(R) Systems and the related software workstations used for the data derived from the PASSUR(R) Systems. The PASSUR(R) Network is comprised of PASSUR(R) Systems installed and supplying data to the company network, as well as related workstations with software and/or PASSUR(R) Systems built but not yet installed in the company network. PASSUR(R) Network assets which are not installed in the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR(R) Systems are depreciated over seven years and the related workstations are depreciated over five years.

All of the Company's capitalized assets are recorded at cost (which may also include salaries and related overhead costs incurred during production and/or development) and depreciated and/or amortized over the asset's estimated useful life for financial statement purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles and industry standards for similar assets (but does not exceed seven years). Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments (see "Impairment of Long-Lived Assets" above) are identified and prospective depreciation expense or impairment expense is adjusted accordingly.

For the year ended October 31, 2007, total depreciation and/or amortization of $1,051,000 consisted of $108,000 for property, plant and equipment, $659,000 for the PASSUR(R) Network, and $284,000 for Software development costs.

STOCK-BASED COMPENSATION

Effective November 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Payments," using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not apply to the Company's fiscal 2007 financial statements since it is effective only for fiscal years beginning after November 15, 2007. The Company has determined that the adoption of FAS 159 will not have a material impact on future Financial Statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 does not apply to the Company's fiscal 2007 financial statements since it is effective only for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a material impact on its future consolidated financial position, results of operations, or cash flows.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006, which for the Company will be the fiscal year beginning November 1, 2007. The Company is in the process of evaluating the impact that the adoption of this accounting pronouncement will have on its future financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         For purposes of Rules 13a-14 and 15d-14 of the Exchange Act 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

         (B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of the fiscal year ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Identification of Directors

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director and the position(s) with the Company, if any, held by each individual.


                                 Director       Director Position and
 Name                      Age    Since         Officers With Company
--------------------------------------------------------------------------------
G.S. Beckwith Gilbert       65   1997   Chairman of the Board and a
                                        Director

Richard R. Schilling, Jr.   82   1974   Director

John R. Keller              67   1997   Executive Vice President, and a
                                        Director

Bruce N. Whitman            74   1997   Chairman of the Executive Committee and
                                        a Director

Paul L. Graziani            50   1997   Director

James T. Barry              46   2000   President, Chief Executive Officer,
                                        and a Director

James J. Morgan             65   2005   Director

Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualifies.

         (b) Identification of Executive Officers

The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual and the year in which he or she began to serve in such capacity.

                                   Officer       Officer Position and
 Name                      Age      Since        Officers With Company
--------------------------------------------------------------------------------
 James T. Barry            46       1998        President, Chief Executive
                                                Officer, and a Director

 Jeffrey P. Devaney        48       2004        Chief Financial Officer,
                                                Treasurer, and Secretary

 John R. Keller            67       1970        Executive Vice President and a
                                                Director

 Dr. James A. Cole         67       1988        Senior Vice President of
                                                Research & Development

 Matthew H. Marcella       50       2003        Vice President of Software
                                                Development

 Ron A. Dunsky             45       2003        Vice President of Marketing

Each officer is elected to serve at the discretion of the Board of Directors.

         (c) Identification of Certain Significant Employees

         None.

         (d) Family Relationship

         None.

         (e) Business Experience

The following sets forth the business experience during the past five years of each director and executive officer:

G.S. Beckwith Gilbert        Mr. Gilbert has continued to serve as the Company's
                             Chairman of the Board since his election in 1997.
                             Mr. Gilbert was appointed Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. In addition, Mr. Gilbert has been President and Chief
                             Executive Officer of Field Point Capital Management
                             Company, a merchant-banking firm, since 1988. He is a partner of Wolsey & Co., a merchant-banking firm, and a director of Davidson Hubeny Brands. Mr.
                             Gilbert is also a trustee of the Rockefeller
                             University, a member of the Board of Fellows of Harvard Medical School, a Director of the Yale
                             Cancer Center, and a trustee of the Williston
                             Northampton School.

Richard R. Schilling, Jr.    Mr. Schilling has been a Director of the Company
                             since 1974. Mr. Schilling is a member of the law firm of Burns, Kennedy, Schilling & O'Shea, New
                             York, New York.

Bruce N. Whitman             Mr. Whitman has been a Director of the Company
                             since 1997. He is the President, CEO, and a Director of FlightSafety International and has held other positions such as Executive Vice President since 1961. He is currently a Director and Chairman of the Executive Committee of Megadata, a Director and Chairman of the Nominating Committee of the Congressional Medal of Honor Foundation, a Director of the General Aviation Manufacturers Association, and a Director of the Wings Club, and a Director
                             Emeritus of the Smithsonian National Air and Space
                             Museum. He is a member of the Board of Governors of The Aerospace Industries Association, the Civil Air
                             Patrol and a member of its Audit Committee, a trustee of the Falcon Foundation, the Kent School, and the National World War II Museum.

Paul L. Graziani             Mr. Graziani has been a Director of the company
                             since 1997. He is the President and Chief Executive
                             Officer of Analytical Graphics, Inc. (AGI), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities. Mr. Graziani has been recently recognized as "CEO of the Year" by the Philadelphia region's Eastern Technology
                             Council and the Chester County Chamber of Business and Industry; "Entrepreneur of the Year" regional winner by Ernst & Young; and "Businessman of the Year" by the local Great Valley Regional Chamber of
                             Commerce. An associate fellow of the American
                             Institute of Aeronautics and Astronautics (AIAA), he sits on the Boards of Directors of The Space
                             Foundation, Megadata, and the United States
                             Geospatial Intelligence Foundation; serves on the advisory boards for the Galaxy Explorers, the Joint
                             Military Intelligence College Foundation, and Penn
                             State Great Valley; and is a member of the Enduring
                             Value Advisory Council for Zanett Inc. Mr.
                             Graziani, after fulfilling his board tenure, was recently elected to the honorary position of life director of the Space Foundation.

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

James T. Barry               Mr. Barry was named President of the Company on
                             April 14, 2003 and Chief Executive Officer on
                             February 1, 2003. Since Mr. Barry joined the
                             Company in 1998, he has held the positions of Chief
                             Operating Officer, Chief Financial Officer,
                             Secretary, and Executive Vice President. From 1989 to 1998, he was with Dianon Systems, Inc., most recently as Vice President of Marketing. Prior to Dianon, Mr. Barry was an officer in the United
                             States Marine Corps.

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

Ron A. Dunsky                Mr. Dunsky was named Vice President
                             of Marketing on May 21, 2003. Mr. Dunsky joined the
                             Company in 2001, and initially served as Director of Marketing and New Product Development. Prior to joining the Company, Mr. Dunsky was a senior aviation producer with the New York bureau of ABCNews.com from 2000 to 2001. Prior to
                             ABCNews.com, he was a senior aviation producer with the New York bureau of CNN from 1995 to 2000.

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

         (h) Identification of Audit Committee

         Our Board of Directors has appointed an Audit Committee, consisting of three directors. All of the members of the Audit Committee are independent of our company and management, as independence is defined under applicable NASD rules. The Audit Committee consists of Mr. Graziani, Mr. Schilling and
Mr. Whitman.

         (i) Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers,and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended October 31, 2007, the Company's directors, executive officers, and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them.

         (j) Board Nominations by Shareholders

         There have not been any material changes to the procedures by which the Company's shareholders may recommend nominees to the Company's board of directors as disclosed in the definitive proxy statement on Schedule 14A filed on February 28, 2007 by the Company with the Securities and Exchange Commission in connection with the Company's 2007 annual shareholder meeting.

         (k) Code of Ethics

         The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2007 (the "2008 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement. Portions of the Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2007, are incorporated by reference into Part III of this Form 10-K.

         For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Transactions with related persons.

         During fiscal 2007, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $1,400,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2008, bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007. During fiscal 2006, Mr. Gilbert lent the Company an additional $1,225,000, bringing the total loan to $11,214,880, before accrued interest of $247,867 was added to the principal, resulting in a total of $11,462,747 owed to Mr. Gilbert on October 31, 2006. During fiscal 2005, Mr. Gilbert lent the Company an additional $1,123,415, resulting in a total of $9,989,880 owed to Mr. Gilbert on October 31, 2005. The notes are secured by the Company's assets. The notes payable are classified as long-term as of October 31, 2007, 2006 and 2005.

         (b) Review, approval or ratification of transactions with related persons.

         The Company considers any transaction that would require disclosure under Item 404(a) of Regulation S-K to be a related-party transaction. To date, the Company has not adopted a formal written policy with respect to related-party transactions. However, an informal, unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board of Directors (other than any interested director).

         (c) Director independence.

         The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry and Mr. Keller, are independent directors, as "independence" is defined in accordance with the National Association of Security Dealers ("NASD") standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2008 Proxy Statement.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a) List of documents filed as a part of this Annual Report on Form
             10-K:                                                          Page

         (1) Index to consolidated financial statements included in Part II of this Report:

         Report of Independent Registered Public
         Accounting Firm - BDO Seidman, LLP                                  F-1

         Consolidated balance sheets as of
         October 31, 2007 and 2006                                           F-2

         Consolidated statements of
         operations for the years ended
         October 31, 2007, 2006 and 2005                                     F-3

         Consolidated statements of
         stockholders' deficit for the years ended
         October 31, 2007, 2006 and 2005                                     F-4

         Consolidated statements of cash
         flows for the years ended
         October 31, 2007, 2006 and 2005                                     F-5

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

10.1 The Company's 1988 Bonus Pool Plan is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.2 The Company's 1988 Stock Option Plan is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.3 The Company's Amended 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of our Report on Form 8-K filed on April 17, 2006.

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

10.8 Debt Extension Agreement, dated as of November 1, 2004, between the Company and G.S. Beckwith Gilbert is incorporated by reference from
         Exhibit 10.1 of our Current Report on Form 8-K on February 1, 2005.

10.9 Debt Extension Agreement, made as of November 1, 2005, between the Company and G.S. Beckwith Gilbert, is incorporated by reference from
         Exhibit 10.2 of our Current Report on Form 8-K filed on February 6,
         2006.

10.10 Debt Extension Agreement, made as of November 1, 2006, between the Company and G.S. Beckwith Gilbert, is incorporated by reference from
         Exhibit 10.2 of our Current Report on Form 8-K filed on January 5,
         2007.

10.11 Debt Extension Agreement, made as of November 1, 2007 between the Company and G.S. Beckwith Gilbert is incorporated by reference from
         Exhibit 10.2 of our Current Report on Form 8-K filed on January 17,
         2008.

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


MEGADATA CORPORATION

DATED:  JANUARY 29, 2008           By: /s/ James T. Barry
                                       -----------------------------------------
                                       James T. Barry
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


DATED:  JANUARY 29, 2008           /s/ James T. Barry
                                   --------------------------------------------

                                       James T. Barry
                                       President, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)


DATED:  JANUARY 29, 2008           /s/ Jeffrey P. Devaney
                                   --------------------------------------------

                                       Jeffrey P. Devaney
                                       Chief Financial Officer, Treasurer and
                                       Secretary
                                       (Principal Financial and Accounting
                                       Officer)

DATED:  JANUARY 29, 2008           /s/ G.S. Beckwith Gilbert
                                   -----------------------------------

                                       G.S. Beckwith Gilbert
                                       Chairman and Director


DATED:  JANUARY 29, 2008           /s/ John R. Keller
                                   --------------------------------------------

                                       John R. Keller
                                       Executive Vice President and
                                       Director


DATED:  JANUARY 29, 2008           /s/ Richard R. Schilling, Jr.
                                   --------------------------------------------

                                       Richard R. Schilling, Jr.
                                       Director


DATED:  JANUARY 29, 2008           /s/ Bruce N. Whitman
                                   --------------------------------------------

                                       Bruce N. Whitman
                                       Chairman of the Executive Committee and
                                       Director


DATED:  JANUARY 29, 2008           /s/ Paul L. Graziani
                                   --------------------------------------------

                                       Paul L. Graziani
                                       Director


DATED:  JANUARY 29, 2008           /s/ James J. Morgan
                                   --------------------------------------------

                                       James J. Morgan
                                       Director

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Megadata Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Megadata Corporation and Subsidiary as of October 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three years then ended. We have also audited the schedule as listed in Part IV, Item 15(a)(2) for the three years ended October 31, 2007. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megadata Corporation and Subsidiary at October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                           /s/ BDO Seidman, LLP
                                                           --------------------



Melville, New York
January 16, 2008

                                       F1


                                        Megadata Corporation and Subsidiary

                                            Consolidated Balance Sheets


                                                                   OCTOBER 31,
                                                                2007            2006
                                                            ------------    ------------
ASSETS
Current assets:
   Cash                                                     $    286,992    $    215,366
   Accounts receivable, net                                      794,487         669,108
   Inventory, net                                                366,751         735,847
   Prepaid expenses and other current assets                      87,123         167,905
                                                            ------------    ------------
Total current assets                                           1,535,353       1,788,226

Property, plant and equipment, net                               327,791         145,326
PASSUR(R) network, net                                         4,517,736       2,839,519
Software development costs, net                                1,499,813       1,198,520
Other assets                                                      48,611          57,225
                                                            ------------    ------------
Total Assets                                                $  7,929,304    $  6,028,816
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                         $    381,262    $    311,213
   Accrued expenses and other current liabilities                660,495         697,098
   Deferred income, current portion                              911,394         805,389
   Accrued expenses--related parties                                --           247,867
   Note payable, current portion                                    --             4,815
                                                            ------------    ------------
Total current liabilities                                      1,953,151       2,066,382

Deferred income, less current portion                            128,529          41,340
Notes payable--related party                                  12,614,880      11,214,880
                                                            ------------    ------------
                                                              14,696,560      13,322,602
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares,
     par value $.01 per share; none issued or outstanding           --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,787,948 in 2007 and 2006            47,879          47,879
   Additional paid-in capital                                  4,263,212       4,191,264
   Accumulated deficit                                        (9,454,872)     (9,909,454)
                                                            ------------    ------------
                                                              (5,143,781)     (5,670,311)
Treasury Stock, at cost, 696,500 shares in 2007
    and 2006                                                  (1,623,475)     (1,623,475)
                                                            ------------    ------------
Total stockholders' deficit                                   (6,767,256)     (7,293,786)
                                                            ------------    ------------
Total liabilities and stockholders' deficit                 $  7,929,304    $  6,028,816
                                                            ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       F2



                                        Megadata Corporation and Subsidiary

                                       Consolidated Statements of Operations


                                                                 YEARS ENDED OCTOBER 31,
                                                            2007            2006           2005
                                                         -----------    -----------    -----------
Revenues:
    Subscriptions                                        $ 5,246,468    $ 3,842,156    $ 3,270,098
    Maintenance                                              408,116        419,774        434,175
    Other                                                     43,652         52,292        104,500
                                                         -----------    -----------    -----------
   Total revenues                                          5,698,236      4,314,222      3,808,773
                                                         -----------    -----------    -----------

Cost and expenses:
   Cost of revenues                                        1,875,320      1,265,428      2,002,335
   Research and development                                  307,323        419,078        392,496
   Selling, general and administrative expenses            2,511,672      2,051,341      1,920,008
                                                         -----------    -----------    -----------
                                                           4,694,315      3,735,847      4,314,839
                                                         -----------    -----------    -----------

Income (loss) from operations                              1,003,921        578,375       (506,066)

Other income (expense):
   Interest income                                            10,500          6,492          1,928
   Interest expense--related party                          (543,179)      (475,263)      (414,576)
                                                         -----------    -----------    -----------
Income (loss) before income taxes                            471,242        109,604       (918,714)
Provision for income taxes                                    16,660          6,689          5,158
                                                         -----------    -----------    -----------
Net income (loss)                                        $   454,582    $   102,915    $  (923,872)
                                                         ===========    ===========    ===========

Net income (loss) per common share - basic               $       .11    $       .03    $      (.23)
                                                         ===========    ===========    ===========
Net income (loss) per common share - diluted             $       .08    $       .02    $      (.23)
                                                         ===========    ===========    ===========
Weighted-average number of common shares outstanding -
   basic                                                   4,091,448      4,091,448      4,088,115
Weighted-average number of common shares outstanding -
   diluted                                                 5,481,031      5,327,052      4,088,115
                                                         ===========    ===========    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                       F3


                       Megadata Corporation and Subsidiary

                Consolidated Statements of Stockholders' Deficit

                  Years Ended October 31, 2007, 2006, and 2005







                                  COMMON
                               SHARES AFTER
                                DEDUCTING       COMMON       ADDITIONAL                                   TOTAL
                                TREASURY        SHARES         PAID-IN    ACCUMULATED     TREASURY     STOCKHOLDERS'
                                 STOCK          AMOUNT         CAPITAL      DEFICIT        STOCK          DEFICIT
                              -----------    -----------    -----------   -----------    -----------    -----------
Balance at October 31, 2004     4,088,115         47,846      4,094,182    (9,088,497)    (1,623,475)    (6,569,944)

          Net loss                                                           (923,872)                     (923,872)
                              -----------    -----------    -----------   -----------    -----------    -----------
Balance at October 31, 2005     4,088,115         47,846      4,094,182   (10,012,369)    (1,623,475)    (7,493,816)
                              -----------    -----------    -----------   -----------    -----------    -----------
  Exercise of common stock
          options                   3,333             33            766                                         799
                              -----------    -----------    -----------   -----------    -----------    -----------
  Stock Based compensation                                       96,316                                      96,316
                              -----------    -----------    -----------   -----------    -----------    -----------
         Net income                                                           102,915                       102,915
                              -----------    -----------    -----------   -----------    -----------    -----------
Balance at October 31, 2006     4,091,448         47,879      4,191,264    (9,909,454)    (1,623,475)    (7,293,786)
                              -----------    -----------    -----------   -----------    -----------    -----------
  Stock Based compensation                                       71,948                                      71,948
                              -----------    -----------    -----------   -----------    -----------    -----------
         Net income                                                           454,582                       454,582
                              -----------    -----------    -----------   -----------    -----------    -----------
Balance at October 31, 2007     4,091,448         47,879      4,263,212    (9,454,872)    (1,623,475)    (6,767,256)
                              -----------    -----------    -----------   -----------    -----------    -----------
                              =====================================================================================


                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       F4


                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Cash Flows


                                                                                 YEARS ENDED OCTOBER 31,
                                                                       2007           2006            2005
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $   454,582    $   102,915    $  (923,872)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                    1,051,446        887,572        774,945
     Provision for (recovery of) doubtful accounts
       receivable                                                        (2,068)        32,851         12,000
     Non cash stock compensation expense                                 71,948         96,316           --
     Changes in operating assets and liabilities:
       Accounts receivable                                             (123,311)      (218,343)       (72,976)
       Inventory                                                        369,096       (569,729)       (27,470)
       Prepaid expenses and other current assets                         80,782          2,286       (135,736)
       Other assets                                                       8,614        (30,800)       (13,850)
       Accounts payable                                                  70,049        (10,024)        28,264
       Deferred income                                                  193,194         27,891       (171,538)
          Accrued expenses and other current liabilities               (284,471)       303,493        136,762
                                                                    -----------    -----------    -----------
Total adjustments                                                     1,435,279        521,513        530,401
                                                                    -----------    -----------    -----------
Net cash provided by (used in) operating activities                   1,889,861        624,428       (393,471)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) network                                                    (2,337,573)    (1,176,990)      (332,382)
Software development costs                                             (585,433)      (468,115)      (358,000)
Capital expenditures                                                   (290,414)       (73,971)       (73,382)
                                                                    -----------    -----------    -----------
Net cash used in investing activities                                (3,213,420)    (1,719,076)      (763,764)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from  notes payable--related party                           1,400,000      1,225,000      1,123,415
Payments on note payable                                                 (4,815)        (4,814)          --
Proceeds from exercise of stock options                                    --              799           --
                                                                    -----------    -----------    -----------
Net cash provided by financing activities                             1,395,185      1,220,985      1,123,415
                                                                    -----------    -----------    -----------

Increase (decrease) in cash                                              71,626        126,337        (33,820)
Cash--beginning of year                                                 215,366         89,029        122,849
                                                                    -----------    -----------    -----------
Cash--end of year                                                   $   286,992    $   215,366    $    89,029
                                                                    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the year for:
   Interest-related party                                           $   791,034    $   227,396    $   414,576
   Income taxes                                                     $    13,381    $     6,689    $     5,159
   Capital expenditures financed                                           --             --      $    14,000

                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                       F5

                       Megadata Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                                October 31, 2007

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Megadata Corporation's, (the "Company") principal business is the delivery from its proprietary PASSUR(R) network of live, unique flight information, decision support software, analytics, and web-delivered collaborative decision solutions to the aviation industry and organizations that serve, or are served by, the aviation industry.

BASIS OF PRESENTATION

At October 31, 2007, the Company's current liabilities exceeded current assets by $418,000, it had a stockholder's deficit of $6,767,000, and it earned net income of $455,000 for the year ended October 31, 2007.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, enhancements to existing products as well as in new products, which are currently being developed and in some cases have been deployed. The Company is continuing to increase the size of the Company-owned PASSUR(R) network, which management believes will lead to continued growth in subscription-based revenues. In addition, the Company may need to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from a significant shareholder through January 10, 2009. Such commitment for financial support may be in the form of additional advances or loans to the Company in addition to the deferral of principal and interest payments due on existing loans, if deemed necessary.

Footnotes have been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Megadata Corporation and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

                                       F6

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, SOFTWARE REVENUE RECOGNITION, as amended. SOP 97-2 delineates the accounting practices for software products, maintenance, and support services and consulting revenue. Under SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g. maintenance, support, and other services), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

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

INVENTORY

Inventory is valued at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventory consist of materials, labor, and manufacturing overhead that are related to the purchase and production of inventory.

                                       F7

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company uses installment license and/ or maintenance agreements as part of its standard business practice. The Company has a history of successfully collecting all amounts due under the original payment terms, without making concessions on payments, software products, maintenance, or other services. Net accounts receivable are composed of either the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. These account receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues, and unamortized license fee revenues. Deferred revenue amounts represent fees billed prior to actual performance of services, which will be recognized as revenue over the respective license agreement term, which typically does not exceed five years.

Accounts receivable balances also include initial set up fees billed when the service is performed and revenues are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

For the fiscal year ended October 31, 2007, the provision for doubtful accounts was approximately $7,000 compared to $9,000 recorded as of the fiscal year ended October 31, 2006. The Company monitors its outstanding accounts receivable balance and believes the $7,000 provision is reasonable.

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

PASSUR(R) NETWORK

The PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation of $3,156,000 and $2,496,000 as of October 31, 2007 and 2006, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years for PASSUR(R) Systems and five years for related workstations. Units that are not placed into service (at October 31, 2007 total of 27 units) are not depreciated until they are placed in service. During fiscal 2007, 2006, and 2005, the Company capitalized $1,664,000, $1,263,000, and $475,000 of costs related to additions to the PASSUR(R) Network, respectively. The Company incurred depreciation expense related to PASSUR(R) Network installations during fiscal 2007, 2006, and 2005 of $659,000, $614,000, and $538,000, respectively. During fiscal 2007, the amount capitalized to the PASSUR(R) Network includes transfers from inventory of approximately $1,651,000. In fiscal 2007 and 2006 the Company did not dispose of any PASSUR(R) Network assets.

                                       F8

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED." Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established until the product is available for release to customers. Once the software products become available for general release to the public, the Company begins to amortize such costs to cost of sales.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2007 are recoverable through anticipated future sales of such applicable products. During fiscal 2007 and 2006, the Company capitalized approximately $585,000 and $468,000, respectively. During fiscal year 2007, 2006, and 2005, the Company recorded approximately $284,000, $217,000, and $190,000 of amortization related to software development projects, respectively, of which certain projects were completed and released for sale and certain projects were still in development as of each year end.

In fiscal 2007 and 2006 the Company did not write off any capitalized software projects.

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


                                       F9

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF REVENUES

The Company has not segregated its cost of revenues between cost of system revenues and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system revenues consist primarily of purchased materials, direct labor, and overhead costs.

Costs associated with subscription and maintenance revenues consist primarily of direct labor, communication costs, depreciation of PASSUR(R) Network assets, amortization of software development costs, and overhead costs allocations. Also included in costs of revenues are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications as well as the ordinary repair and maintenance of existing PASSUR(R) network systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) Network units added, which include the production, shipment, and installation of these assets which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development programs which are expensed in cost of revenues.

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


                                      F10

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

                                              2007          2006        2005
                                           ---------     ---------     ---------
Basic weighted average shares              4,091,448     4,091,448     4,088,115
   outstanding
Effect of dilutive stock options           1,389,583     1,235,604          --
                                           ---------     ---------     ---------
Diluted weighted average shares
   outstanding                             5,481,031     5,327,052     4,088,115
                                           =========     =========     =========

Weighted average shares which
  are not included in the
  calculation of diluted net
  income (loss) per share
  because their impact is
  anti-dilutive

Stock options                                325,917       676,771     1,561,000

DEFERRED INCOME

Deferred income includes advances received on subscription services and/or maintenance agreements which are derived from the Company's PASSUR(R) Network and which may be prepaid either annually or quarterly, as well as advanced one-time payments received for license fees relating to Company software applications. Revenues from subscription and maintenance services are recognized as income ratably over the subscription and/or maintenance period that coincides with the respective agreement.

The Company recognizes license fees revenues on a straight-line basis over the term of the license agreement, which typically does not exceed five years.

The Company recognizes initial set up fee revenues and associated costs on a straight-line basis over the estimated life of the customer relationship period, typically five years.

                                      F11

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

STOCK-BASED COMPENSATION

The Company grants options for a fixed number of shares to employees, directors, and consultants with an exercise price equal to the fair value of the shares at the date of grant. Prior to November 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 to stock-based compensation (see Note 9. Stock Options) for the fiscal year ended October 31, 2005:

      Reported net loss                                    $(924,000)
      Pro-forma stock compensation
         expense                                             (72,000)
                                                           ---------
      Pro-forma net loss                                   $(996,000)
                                                           =========
      Reported basic and diluted net
         loss per common share                             $    (.23)
                                                           =========
      Pro-forma basic and diluted net
         loss per common share                             $    (.24)
                                                           =========

Effective November 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Compensation" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption. For the fiscal years ended October 31, 2007 and 2006, stock compensation expense of $72,000 and $96,000, respectively, was primarily charged to Selling, General and Administrative expenses.

                                      F12

                       Megadata Corporation and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The weighted average fair value of options outstanding during the year ended October 31, 2007 was $.51. These options vest over a period of three and five years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal years ended October 31, 2007, 2006, and 2005; risk-free interest rates of 4.47%, 4.47%, and 3.92%, respectively: volatility factor of the expected market price of the Company's common stock of 142% in fiscal year 2007, 135% in fiscal year 2006, and 111% in fiscal year 2005; no dividend yield: and a weighted-average expected life of the option of 6.5, 6.3, and 8 years in fiscal 2007, 2006, and 2005, respectively.

COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended October 31, 2007 and 2006, the Company's comprehensive income is equivalent to that of the Company's total net income. For the fiscal year ended October 31, 2005, the Company's comprehensive loss is equivalent to that of the Company's total net loss.

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not apply to the Company's fiscal 2007 financial statements since it is effective only for fiscal years beginning after November 15, 2007. The Company has determined that the adoption of FAS 159 will not have a material impact on future Financial Statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 does not apply to the Company's fiscal 2007 financial statements since it is effective only for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a material impact on its future consolidated financial position, results of operations, or cash flows.

                                      F13

                       Megadata Corporation and Subsidiary

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006, which for the Company will be the fiscal year beginning November 1, 2007. The Company is in the process of evaluating the impact that the adoption of this accounting pronouncement will have on its future financial statements.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

2. INVENTORY

Inventory is summarized as follows:

                                                     OCTOBER 31,
                                                2007             2006
                                          ----------------- ----------------

Parts and raw materials                   $     137,000     $     141,000
Work-in-process                                 162,000           384,000
Finished goods                                   68,000           211,000
                                          ----------------- ----------------
                                          $     367,000     $     736,000
                                          ================= ================

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                            ESTIMATED
                             USEFUL                 OCTOBER 31,
                              LIVES            2007             2006
                            ------------- ---------------- --------------

Leasehold improvements       3-5 years       $  138,000       $   109,000
Equipment                   5-10 years        2,719,000         2,460,000
Furniture and fixtures      5-10 years          418,000           415,000
                                          ---------------- --------------
                                              3,275,000         2,984,000
Less accumulated
  depreciation
  and amortization                            2,947,000         2,839,000
                                          ---------------- --------------
                                             $  328,000       $   145,000
                                          ================ ==============

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $108,000, $57,000, and $47,000 for the years ended October 31, 2007, 2006, and 2005, respectively.

                                      F14

                       Megadata Corporation and Subsidiary

4. SOFTWARE DEVELOPMENT COSTS

Software development costs are comprised of costs incurred to develop computer software products as well as enhancements to software features of the existing products to be sold or otherwise marketed, after technological feasibility is established and which end when the product is available for release to customers. As of October 31, 2007 and 2006, the Company had approximately $2,417,000, and $1,831,000 of such costs capitalized, and $917,000 and $633,000 of accumulated amortization, respectively. The weighted average amortization period of the Company's software development costs as of October 31, 2007 is approximately 2.8 years.

Amortization expense on these assets for the fiscal years ended October 31, 2007, 2006, and 2005 was approximately $284,000, $217,000, and $190,000, respectively. Future amortization expense for software development costs capitalized as of October 31, 2007 for the years ended October 31, 2008, 2009, 2010, 2011, and 2012 is estimated to approximate $272,000, $193,000, $145,000,
$117,000, and $33,000, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                        OCTOBER 31,
                                                   2007               2006
                                                   ----               ----
Payroll, payroll taxes and benefits          $     276,000     $     324,000
Professional fees                                  139,000           132,000
License fees                                        86,000            75,000
Commissions                                         49,000            43,000
Travel expenses                                     14,000            40,000
Advertising and marketing                           21,000            27,000
Other liabilities                                   75,000            56,000
                                             ----------------- ----------------
                                             $     660,000     $     697,000
                                             ================= ================


6. NOTES PAYABLE--RELATED PARTY

During fiscal 2007, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $1,400,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2008, bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007. During fiscal 2006, Mr. Gilbert lent the Company an additional $1,225,000, bringing the total to $11,214,880 and then accrued interest of $247,867 was added to the principal, resulting in a total of $11,462,747 owed to Mr. Gilbert on October 31, 2006. During fiscal 2005, Mr. Gilbert lent the Company an additional $1,123,415, resulting in a total of $9,989,880 owed to Mr. Gilbert on October 31, 2005. The notes are secured by the Company's assets. The notes payable are classified as long-term as of October 31, 2007, 2006 and 2005.

                                      F15

                       Megadata Corporation and Subsidiary

7. LEASES AND NOTE PAYABLE

The Company's research and manufacturing facility is located in Bohemia, New York, and is subject to a lease that was extended for an additional three years commencing November 1, 2006 through October 31, 2009. Minimum rent under this agreement for the period ended October 31, 2007 approximated $93,000. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount. The Company's headquarters located in Greenwich, CT is rented for the period ending June 30, 2009 at an amount of $90,000 per year. All other operating leases are under a month-to-month arrangement.
                                                            Contractual
                                                          Obligations Under
Fiscal Year Ended October 31:                             Operating Leases
                                                          ----------------
2008                                                         $  187,000
2009                                                            161,000
                                                             ----------
Total Minimum Contractual Obligations                        $  348,000
                                                             ==========

8. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2007, the Company has available a federal net operating loss carry-forward of approximately $12,989,000 for income tax purposes which will expire in various tax years from 2008 through 2025. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $4,855,000 which primarily consists of the net operating loss carry-forwards.

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

                                      F16

                       Megadata Corporation and Subsidiary

9. STOCK OPTIONS (CONTINUED)

In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate and because the Company's employee stock options have characteristics significantly different from those of traded options.

Information with respect to options during the years ended October 31, 2007, 2006 and 2005 is as follows:


                                    2007                       2006                      2005
                            -----------------------    -----------------------    ----------------------

                                           WEIGHTED                   WEIGHTED                   WEIGHTED
                                           AVERAGE                    AVERAGE                    AVERAGE
                                           EXERCISE                   EXERCISE                   EXERCISE
                              OPTIONS       PRICE        OPTIONS       PRICE        OPTIONS       PRICE
                            -----------------------------------------------------------------------------
Options
   outstanding--beginning    1,675,500      $ .46       1,561,000       $ .49       1,210,000      $.56
   of year
Options granted                 40,000       2.63         172,000         .47         351,000       .25
Options forfeited and
   expired                        --         --           (54,167)       1.42            --         --
Options exercised                 --         --            (3,333)        .24            --         --
                            -----------------------------------------------------------------------------
Options outstanding--
   end of year               1,715,500      $ .51       1,675,500       $ .46       1,561,000      $.49
                            =============================================================================
Options exercisable at
   end of year               1,509,185      $ .39       1,248,130       $ .49         909,900      $.62
                            =============================================================================
Weighted average fair
   value per share of
   options granted during
   the year                      $2.48                       $.47                        $.25
                                 =====                       ====                        ====

                                      F17

                       Megadata Corporation and Subsidiary

9. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at October 31, 2007:


-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------
                                                                                       OPTIONS
                     OPTIONS OUTSTANDING                                              EXERCISABLE
-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------
                                           Weighted-Average
                                               Remaining
Range of                                      Contractual          Weighted-Average                 Weighted-Average
Exercise Prices            Shares                Life               Exercise Price        Shares    Exercise Price
-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------
  $  .15 - $  .24          323,500             4.6 years                $ .20             323,500            $ .20
-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------
  $  .25 - $  .38          569,000             6.0 years                  .29             512,900              .29
-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------
  $  .40 - $  .55          480,500             6.5 years                  .49             370,285              .50
-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------
  $  .63 - $  .84          265,000             2.9 years                  .79             265,000              .79
-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------
  $ 1.63 - $ 3.19           77,500             6.0 years                 2.58              37,500             2.53
                     -------------                                                     ----------
-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------
                         1,715,500                                                      1,509,185
                     ==============                                                    ==========
-------------------- ----------------- ----------------------- ---------------------- ------------- ---------------------


As of October 31, 2007, there were 2,220,000 shares of common stock reserved for future issuance under the Company's stock option plan. For the year ended October 31, 2007, stock compensation expense of approximately $72,000 was primarily charged to Selling, General and Administrative expense, consisting of $10,000 for options granted during fiscal year 2007 and $62,000 for non vested options granted prior to October 31, 2006. As of October 31, 2007, there was $132,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock option activity during the year ended October 31, 2007, was as follows:


------------------------------------------- ---------------- ------------- --------------- ------------------
                                                                              Weighted
                                                               Weighted       average
                                                               average       remaining          Aggregate
                                            Number of          exercise      contracted         intrinsic
                                            options            price         term (years)       value
------------------------------------------- ---------------- ------------- --------------- ------------------
Outstanding at November 1, 2006               1,675,500           $ 0.49
------------------------------------------- ---------------- ------------- --------------- ------------------
Options granted                                  40,000             2.63
------------------------------------------- ---------------- ------------- --------------- ------------------
Options exercised                                    -              -
------------------------------------------- ---------------- ------------- --------------- ------------------
Options forfeited                                    -              -
------------------------------------------- ---------------- ------------- --------------- ------------------
Options outstanding at October 31, 2007       1,715,500              .51          5.4          $872,000
                                              =========
------------------------------------------- ---------------- ------------- --------------- ------------------
Options exercisable at October  31, 2007      1,509,185              .39          5.0          $593,000
------------------------------------------- ---------------- ------------- --------------- ------------------

The weighted average grant-date fair value of options granted during fiscal year 2007 was $2.48.


                                      F18

                      Megadata Corporation and Subsidiary

9. STOCK OPTIONS (CONTINUED)

A summary of our non-vested shares as of October 31, 2007 and changes during the fiscal year are presented below:

---------------------------------- ------------------------ --------------------
                                                                     Weighted
                                                                     average
                                                                     grant date
                                            Shares                   fair value
---------------------------------- ------------------------ --------------------
 Nonvested at November 1 , 2006              427,370               $ .37
---------------------------------- ------------------------ --------------------
 Granted                                      40,000                2.63
---------------------------------- ------------------------ --------------------
 Vested                                     (261,055)                .36
---------------------------------- ------------------------ --------------------
 Forfeited                                  (    -- )               --
---------------------------------- ------------------------ --------------------
 Nonvested at October 31, 2007               206,315                 .83
---------------------------------- ------------------------ --------------------


10. MAJOR CUSTOMERS

The Company is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

During the year ended October 31, 2007, 2006 and 2005 one customer (Continental Airlines) accounted for approximately 13%, 16%, and 18% of total revenues, respectively.

The Company had export sales of approximately $241,000, $226,000, and $174,000 in fiscal 2007, 2006, and 2005, respectively. All sales, including export sales, are denominated in U.S. dollars.

11. RELATED PARTY TRANSACTIONS

For the years ended October 31, 2007, 2006, and 2005 the Company paid approximately $246,000, $98,000, and $24,000 respectively, to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement, new, and upgraded equipment for PASSUR(R) systems. The Company believes that these rates are competitive and are at or below market rates. A Company Executive Vice President and Director was a 50% shareholder of the aforementioned company through July 31, 2007, at which time such shares were sold.

Accrued expenses - related parties consists of interest on notes payable-related party (note 6) for the year ended October 31, 2006.


                                      F19

                       Megadata Corporation and Subsidiary

12. ROYALTY AGREEMENT

The Company is a party to a license agreement, as amended in fiscal 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR(R) systems for use with airline dispatch systems and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR(R) systems and/or data subscriptions for noise applications. The Company pays a royalty based on the number of PASSUR(R) systems sold and/or installed and generating subscription revenues subject to a minimum annual royalty of $75,000. As of October 31, 2007 and 2006, the Company had $86,000 and $75,000 accrued respectively, as a component of accrued expenses and other accrued liabilities, respectively. This license agreement is in effect until the date of expiration of the last licensed patent to expire, which occurs in 2013.

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

13. QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2007 and 2006. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of any normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances have been reclassified to conform to the presentation of balances as stated in this Annual Report on Form 10-K.


                                                                          THREE MONTHS ENDED
                   ----------------------------------------------------------------------------------------------------------------
                       OCT. 31,        JULY 31,   APRIL 30,     JAN. 31,      OCT. 31,       JULY 31,      APRIL 30,     JAN. 31,
                        2007            2007        2007          2007          2006           2006         2006           2006
                   ----------------------------------------------------------------------------------------------------------------
TOTAL REVENUES      $ 1,537,588   $ 1,466,793   $ 1,392,175   $ 1,301,680   $ 1,206,214   $ 1,074,277   $ 1,015,967    $  1,017,764

INCOME (LOSS)
  FROM OPERATIONS       280,280       291,418       245,983       186,240       459,237       141,779       (12,604)        (10,037)

NET INCOME (LOSS)       143,464       142,264       114,973        53,881       334,278        22,390      (126,740)       (127,013)

NET INCOME (LOSS)
  PER COMMON
  SHARE - BASIC     $       .04   $       .03   $       .03   $       .01   $       .08   $       .01   $      (.03)   $       (.03)
NET INCOME (LOSS)
  PER COMMON
  SHARE - DILUTED   $       .03   $       .03   $       .02   $       .01   $       .06   $       .01   $      (.03)   $       (.03)
                  ----------------------------------------------------------------------------------------------------------------

                                      F20


                       Megadata Corporation and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts

                                           ADDITIONS

                            BALANCE AT     CHARGED TO     CHARGED
                             BEGINNING     COSTS AND      TO OTHER                     BALANCE AT END
DESCRIPTION                  OF PERIOD      EXPENSES      ACCOUNTS       DEDUCTIONS      OF PERIOD
-------------------------------------------------------------------------------------------------------
Year Ended
October  31, 2007;
-------------------------------------------------------------------------------------------------------
Reserves and
allowances deducted
from asset accounts:
-------------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable.             8,612       32,653                        (34,720)         6,545
-------------------------------------------------------------------------------------------------------
Valuation allowance
on deferred tax asset        5,589,000                   (734,000)(a)                   4,855,000
-------------------------------------------------------------------------------------------------------
                             5,597,612       32,653      (734,000)         (34,720)     4,861,545
-------------------------------------------------------------------------------------------------------

Year Ended
October  31, 2006;
-------------------------------------------------------------------------------------------------------
Reserves and allowances
deducted from asset accounts:
-------------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable.             6,275       32,851                        (30,514)       8,612
-------------------------------------------------------------------------------------------------------
Valuation  allowance
on deferred tax asset        6,365,000                   (776,000)(a)                 5,589,000
-------------------------------------------------------------------------------------------------------
                             6,371,275       32,851      (776,000)         (30,514)   5,597,612
-------------------------------------------------------------------------------------------------------

Year Ended
October 31, 2005;
-------------------------------------------------------------------------------------------------------
Reserves and allowances
deducted from asset
accounts:
-------------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable.                         12,000                         (5,725)       6,275
-------------------------------------------------------------------------------------------------------
Valuation  allowance
on deferred tax asset        5,988,500                    376,500(a)                  6,365,000
-------------------------------------------------------------------------------------------------------
                             5,988,500       12,000       376,500           (5,725)   6,371,275
                           ============================================================================

(a) Valuation allowance for deferred tax assets.

                                       S1