Form 10-Q
period 2008-01-31
MEGADATA CORP
filed 2008-03-17
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ======================

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2008
                                                ----------------


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

Registrant's telephone number, including area code: (203) 622-4086
                                                    ---------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

             Large accelerated filer [ ]        Accelerated filer         [ ]

             Non-accelerated filer   [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                 Yes                  No   X
                                     --------            -------

     ======================================================================

 There were 4,131,448 shares of common stock with a par value of $0.01 per share outstanding as of March 12, 2008.

                                      INDEX

                       Megadata Corporation and Subsidiary

                                                                            Page

PART I.  Financial Information                                                 3

Item 1.  Financial Statements

         Consolidated Balance Sheets - January 31, 2008 (unaudited)            3
         and October 31, 2007 (audited).

         Consolidated Statements of Operations (unaudited)
         Three months ended January 31, 2008 and 2007.                         4

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended January 31, 2008 and 2007.                         5

         Notes to Consolidated Financial
         Statements (unaudited) - January 31, 2008.                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          21

Item 4.  Controls and Procedures.                                             21

PART II. Other Information                                                    22

Item 1a. Risk Factors.                                                        22

Item 6.  Exhibits.                                                            23

Signatures.                                                                   24

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       Megadata Corporation and Subsidiary

                           Consolidated Balance Sheets
                                                                          JANUARY 31,    October 31,
                                                                             2008           2007
                                                                         ------------    ------------
                                                                          (UNAUDITED)     (Audited)
 ASSETS
 Current assets:
    Cash                                                                 $     88,448    $    286,992
    Accounts receivable, net                                                  911,294         794,487
    Inventory, net                                                            878,891         366,751
    Prepaid expenses and other current assets                                 185,961          87,123
                                                                         ------------    ------------
 Total current assets                                                       2,064,594       1,535,353
 Property, plant and equipment, net                                           435,413         327,791
 PASSUR(R) Network, net                                                     4,562,774       4,517,736
 Software development costs, net                                            1,560,859       1,499,813
 Other assets                                                                  70,120          48,611
                                                                         ------------    ------------
 Total assets                                                            $  8,693,760    $  7,929,304
                                                                         ============    ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
    Accounts payable                                                     $    650,581    $    381,262
    Accrued expenses and other current liabilities                            701,861         660,495
    Deferred income, current portion                                          979,623         911,394
    Accrued expenses--related parties                                         145,084            --
                                                                         ------------    ------------
 Total current liabilities                                                  2,477,149       1,953,151
 Deferred income, less current portion                                        187,008         128,529
 Notes payable--related party                                              12,614,880      12,614,880
                                                                         ------------    ------------
                                                                           15,279,037      14,696,560
 Commitment and contingencies

 Stockholders' deficit:

    Preferred shares - authorized 5,000,000 shares, par value $.01 per
      share; none issued or outstanding                                          --              --
    Common shares--authorized 10,000,000 shares, par value
      $.01 per share; issued 4,827,948 in 2008 and 4,787,948 in 2007           48,279          47,879
    Additional paid-in capital                                              4,292,701       4,263,212
    Accumulated deficit                                                    (9,302,782)     (9,454,872)
                                                                         ------------    ------------
                                                                           (4,961,802)     (5,143,781)
Treasury Stock, at cost, 696,500 shares in
    2008 and 2007                                                          (1,623,475)     (1,623,475)
                                                                         ------------    ------------
 Total stockholders' deficit                                               (6,585,277)     (6,767,256)
                                                                         ------------    ------------
 Total liabilities and stockholders' deficit                             $  8,693,760    $  7,929,304
                                                                         ============    ============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                  THREE MONTHS ENDED JANUARY 31,
                                                         2008          2007
                                                     -----------    -----------
 Revenues:
    Subscriptions                                    $ 1,590,086    $ 1,167,372
    Maintenance                                          103,515        102,716
    Other                                                 12,883         31,592
                                                     -----------    -----------
 Total revenues                                        1,706,484      1,301,680
                                                     -----------    -----------

 Cost and expenses:

    Cost of revenues                                     606,020        459,382
    Research and development                              71,140        109,746
    Selling, general, and administrative expenses        730,648        546,312
                                                     -----------    -----------
                                                       1,407,808      1,115,440
                                                     -----------    -----------

 Income from operations                                  298,676        186,240

 Other income (expense):
    Interest income                                        2,609          3,062
    Interest expense--related party                     (145,071)      (132,249)
                                                     -----------    -----------
Income before income taxes                               156,214         57,053
 Provision for income taxes                                4,123          3,172
                                                     -----------    -----------
 Net income                                          $   152,091    $    53,881
                                                     ===========    ===========


 Net income per common share--basic                  $       .04    $       .01
                                                     ===========    ===========

 Net income per common share--diluted                $       .03    $       .01
                                                     ===========    ===========

 Weighted average number of common shares
    outstanding--basic                                 4,091,448      4,091,448
                                                     ===========    ===========
 Weighted average number of common shares
    outstanding--diluted                               5,580,091      5,511,401
                                                     ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       Megadata Corporation and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                       THREE MONTHS ENDED JANUARY 31,
                                                             2008          2007
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 152,091    $  53,881
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                           304,161      242,255
     Provision for doubtful accounts receivable               12,000        3,140
     Non cash stock compensation expense                      14,689       20,274
     Provision for inventory reserve                           7,500        7,500
     Changes in operating assets and liabilities:
       Accounts receivable                                  (128,807)     100,921
       Inventory                                            (519,640)      56,268
       Prepaid expenses and other current assets             (98,838)     (89,850)
       Other assets                                          (21,509)        --
       Accounts payable                                      269,319       13,523
       Deferred income                                       126,708      (37,334)
       Accrued expenses and other current liabilities        186,450     (217,006)
                                                           ---------    ---------
Total adjustments                                            152,033       99,691
                                                           ---------    ---------
Net cash provided by operating activities                    304,124      153,572

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                           (231,307)    (279,532)
Software development costs                                  (141,675)    (128,993)
Capital expenditures                                        (144,886)     (66,698)
                                                           ---------    ---------
Net cash used in investing activities                       (517,868)    (475,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                       15,200         --
Proceeds from notes payable--related party                      --        300,000
Payments on note payable                                        --         (1,204)
                                                           ---------    ---------
Net cash provided by financing activities                     15,200      298,796
                                                           ---------    ---------

Decrease in cash                                            (198,544)     (22,855)
Cash--beginning of period                                    286,992      215,366
                                                           ---------    ---------
Cash--end of period                                        $  88,448    $ 192,511
                                                           =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest-related party                                     $    --      $ 335,270
Income taxes                                               $   4,123    $    --



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Megadata Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2008

                                   (Unaudited)

1. NATURE OF BUSINESS

Megadata Corporation's (the "Company", "Megadata", "we", or "our") principal business is the delivery from its proprietary passive radar ("PASSUR(R)") Network of live, unique flight information, decision support software, analytics, and web-delivered collaborative decision solutions to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company owns and operates a unique database of flight information with proprietary decision-making software, primarily powered by a growing international network of PASSUR(R) Systems located at more than 85 airports worldwide, including 33 of the top 35 U.S. airports - from which it provides PASSUR(R) information, analytics, and decision support tools to improve the financial condition and operational efficiency of aviation organizations. The Company offers unique, user-friendly information, as well as decision algorithms, which provide innovative commercial air traffic solutions to more than 50 airports, including 8 of the top 10 U.S. airports; to dozens of airlines, including 7 of the top 10 U.S. airlines; and to more than 180 corporate aviation customers, as well as the U.S. Government. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for those customers.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2007, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2008, and its consolidated results of operations and cash flows for the three months ended January 31, 2008 and 2007.

Management is addressing the working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through March 4, 2009. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2008.

Footnotes have been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Megadata Corporation and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION POLICY

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, "Software Revenue Recognition," as amended. SOP 97-2 delineates the accounting practices for software products, maintenance and support services, and consulting revenue. Under SOP 97-2, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g., maintenance, support, and other services), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

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

ACCOUNTS RECEIVABLE

The Company uses installment license and/or maintenance agreements as part of its standard business practice. The Company has a history of successfully collecting amounts due under the original payment terms, without making concessions on payments, software products, maintenance, or other services. Net accounts receivable are composed of either the monthly, quarterly, or annual committed amounts due from customers, pursuant to the terms of each respective customer's agreement. These account receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues, and unamortized license fee revenues. Deferred revenue amounts represent fees billed prior to actual performance of services, which will be recognized as revenue over the respective license agreement term, which typically does not exceed five years.

Accounts receivable balances also include initial set up fees billed when the service is performed and revenues are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

For the period ended January 31, 2008, the provision for doubtful accounts was approximately $19,000, compared to $7,000, recorded as of the fiscal year ended October 31, 2007. The Company monitors the outstanding accounts receivable balance and believes the $19,000 provision is reasonable.

COST OF REVENUES

The Company has not segregated its cost of revenues between cost of system revenues and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system revenues consist primarily of purchased materials, direct labor, and overhead costs.

Costs associated with subscription and maintenance revenues consist primarily of direct labor, communication costs, depreciation of PASSUR(R) Network assets, amortization of software development costs, and overhead costs allocations. Also included in costs of revenues are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Network systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) Network units added, which include the production, shipment, and installation of these assets which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development programs which are expensed in cost of revenues.

INVENTORY

Inventory is valued at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventory consist of materials, labor, and manufacturing overhead that are related to the purchase and production of inventory.

PASSUR(R) NETWORK

The PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. Units that are not placed into service are not depreciated until they are placed into service.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Costs incurred to develop computer software products, as well as significant enhancements to software features of the existing products to be sold or otherwise marketed, are capitalized after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company begins to amortize such costs to cost of revenues.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2008 are recoverable through anticipated future sales of such applicable products.

DEFERRED INCOME

Deferred income includes advances received on subscription services and/or maintenance agreements, which are derived from the Company's PASSUR(R) Network and which may be prepaid either annually or quarterly, as well as advanced one-time payments received for license fees relating to Company software applications. Revenues from subscription and maintenance services are recognized as income ratably over the subscription and/or maintenance period that coincides with the respective agreement.

The Company recognizes license fee revenues on a straight-line basis over the term of the license agreement, which typically does not exceed five years.

The Company recognizes initial set up fee revenues and associated costs on a straight-line basis over the estimated life of the customer relationship period, typically five years.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life.

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                              JANUARY 31,
                                                            --------------

                                                          2008           2007
                                                        ---------      ---------
Basic weighted average shares outstanding               4,091,448      4,091,448
Effect of dilutive stock options                        1,488,643      1,419,953
                                                        ---------      ---------
Diluted weighted average shares
    outstanding                                         5,580,091      5,511,401
                                                        =========      =========

Weighted average shares which are not
   included in the calculation of
   diluted net income per share because
   their impact is anti-dilutive

Stock options                                             268,857        255,547



STOCK BASED COMPENSATION

Effective November 1, 2005, the Company adopted SFAS No. 123R "Share-Based Compensation" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No. 123R resulted in no cumulative change in accounting as of the date of adoption. For the three months ended January 31, 2008 and 2007, stock compensation expense of approximately $15,000 and $20,000, respectively, was primarily charged to selling, general and administrative expense.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006. The Company adopted FIN No. 48 on November 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company's effective tax rate. When applicable the Company is continuing the practice of recognizing interest and penalties to income tax matters in income tax expense. The Company did not recognize interest or penalties related to income taxes during the three months ended January 31, 2008. The Company files U.S. federal and U.S. state tax returns. The statute of limitations for major jurisdictions are closed for fiscal years prior to October 31, 2004.

3. RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2008, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, made no additional loans to the Company. During fiscal 2007, Mr. Gilbert loaned the Company an additional $1,400,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2008, bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007, and January 31, 2008. The notes payable-related party are classified as long-term as of January 31, 2008 and October 31, 2007. The notes payable-related party are classified as long-term at January 31, 2008 because the Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through March 4, 2009, Mr. Gilbert will provide the necessary continuing financial support to the Company. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

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

Over the past several years, the Company has been developing and selling information and software from its unique flight database, powered by the PASSUR(R) radar network, to airlines and airports, while simultaneously investing in growing the radar network and integrating additional information sets into the database. The Company has created, and continues to create, collaborative web-based software that allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both its traditional and new customers.

Information services include timely, accurate, user-friendly information important to the efficient operation of airlines, airports, and other customers. The information services leverage the PASSUR(R) Network, and are designed to address specific customer requirements, many of which can only be satisfied by information generated from the PASSUR(R) Network. The services provide airline and airport customers with specific and timely information needed to efficiently manage their airport, airside, and ground operations. The estimated time of arrivals ("ETAs") generated from the PASSUR(R) System are an example of information services currently being used throughout the customer network.

The Company sells subscription-based information and software products, annual maintenance contracts for PASSUR(R) radar systems, as well as consulting and professional services. Under the subscription model, the customer signs, at a minimum, a one-year contract for access to the information services. The agreement also provides that the information from the PASSUR(R) Information Network cannot be resold, used by others, or used for unauthorized purposes. Consulting services generally accompany the sale of our collaborative decision tools.

The Company has incorporated strict levels of security in both the information generated by the PASSUR(R) Network, and the availability of that information to the end users.

RESULTS OF OPERATIONS

REVENUES

The Company's principal business is the delivery from its proprietary PASSUR(R) Network of live, unique flight information, decision support software, analytics, and web-delivered collaborative decision solutions to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company offers unique, user-friendly information, as well as decision algorithms, which provide innovative commercial air traffic solutions to more than 50 airports, including 8 of the top 10 U.S. airports; to dozens of airlines, including 7 of the top 10 U.S. airlines; and to more than 180 corporate aviation customers, as well as the U.S. Government. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for those customers.

Revenues during the three months ended January 31, 2008 increased by approximately $405,000, or 31%, to $1,706,000, when compared to the same period in fiscal 2007. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, as well as the wide selection of products which address customers' needs, and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to the Company's suite of software applications and the increased subscriptions from its suite of applications by existing customers. This increase was primarily due to the increased focus on the subscription-based revenue business model.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the PASSUR(R) Information Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three months ended January 31, 2008, subscription-based revenues increased approximately $423,000, or 36%, compared to the same period in fiscal 2007.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped four and installed five Company-owned PASSUR(R) Systems during the three months ended January 31, 2008 (installations include systems shipped in current and previous fiscal years). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company-owned "PASSUR(R) Information Network." The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2008. The Company is continuing its manufacturing program in fiscal 2008, and there were a number of subassemblies in work-in-process inventory at the end of the quarter ended January 31, 2008. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Information Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were seventy-five Company owned PASSUR(R) Systems located at various airports worldwide as of January 31, 2008.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs, and allocated overhead costs. Also included in cost of revenues are costs associated with the upgrades of PASSUR(R) Systems necessary to make older systems compatible with new software applications, as well as, the ordinary repair and maintenance of existing network systems. Additionally, cost of revenues in each reporting period are impacted by: (1) the number of PASSUR(R) units produced, upgraded, shipped, and installed during the year which are added to the PASSUR(R) network and (2) capitalized costs associated with software development projects, collectively referred to as "Capitalized Assets", which are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

For the three months ended January 31, 2008, cost of revenues increased by approximately $147,000, or 32%, compared to the same period in fiscal 2007. This increase was primarily due to an increase in headcount related costs, depreciation, as well as amortization of capitalized software assets. This increase was partially offset by an increase in the number of PASSUR(R) Systems added to the PASSUR(R) Network, as well as an increase in the capitalization of manufacturing related costs.

RESEARCH AND DEVELOPMENT

For the three months ended January 31, 2008 and 2007, research and development expenses decreased approximately $39,000, or 35%, compared to the same period in fiscal 2007. This decrease is primarily due to an increase in the capitalization of costs associated with software development programs. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three months ended January 31, 2008 and 2007. Research and development expenses are funded by current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended January 31, 2008, selling, general and administrative expenses increased by approximately $184,000, or 34%, compared to the same period in fiscal 2007. The increase was primarily due to additional sales and marketing personnel and related expenses, as well as consulting services.

The Company anticipates increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses may increase in fiscal 2008 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

OTHER INCOME (EXPENSE)

Interest income and interest expense to unrelated parties was not significant for the three months ended January 31, 2008.

Interest expense-related party increased by approximately $13,000, or 10%, for the three months ended January 31, 2008, compared to the same period in fiscal 2007. The increase is due to $1,100,000 in higher debt.

NET INCOME

The Company earned net income of approximately $152,000, or $.04 per diluted share, during the three months ended January 31, 2008, as compared to net income of $54,000, or $.01 per diluted share, during the same period of fiscal 2007.

During the three months ended January 31, 2008, revenues of approximately $1,706,000 exceeded costs and expenses of approximately $1,408,000, and resulted in income from operations of approximately $299,000. Revenues increased by 31% during the three months ended January 31, 2008, and total costs and expenses increased by approximately $292,000, or 26%, compared to the same period in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008, the Company's current liabilities exceeded current assets by approximately $413,000. At January 31, 2008, the Company's stockholders' deficit was approximately $6,585,000. For the three months ended January 31, 2008, the Company had net income of approximately $152,000.

Management is addressing the working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support from its significant shareholder and Chairman through March 4, 2009. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Net cash provided by operating activities for the three months ended January 31, 2008 was approximately $304,000. Cash flows used in investing activities for the three months ended January 31, 2008 was approximately $518,000, and consisted of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash flows provided by financing activities for the three months ended January 31, 2008, was from approximately $15,000 of proceeds from the exercise of stock options. The Company did not borrow any additional funds for the three months ended January 31, 2008. No principal payments on notes payable - related party were made during the three months ended January 31, 2008.

The Company was profitable during the three months ended January 31, 2008. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, the terrorist events of September 11, 2001, and the continued war on terrorism. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from the PASSUR(R) Network remains strong, and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

CONTRACTUAL OBLIGATIONS

As of January 31, 2008, the Company had contractual obligations as follows:

CONTRACTUAL OBLIGATIONS                             PAYMENTS DUE BY PERIOD
                                                LESS THAN 1                  MORE THAN
                                    TOTAL           YEAR     1 - 3 YEARS      3 YEARS
                                 -----------------------------------------------------
Operating Leases                 $   300,654   $   187,702   $   112,952   $      --

Promissory Notes-Related Party    12,614,880          --      12,614,880          --

Other Long-Term Obligations          536,000       161,000       225,000       150,000
                                 -----------   -----------   -----------   -----------

Total Contractual Obligations    $13,451,534   $   348,702   $12,952,832   $   150,000
                                 ===========   ===========   ===========   ===========


o Obligations under "Operating Leases" relate to the research and manufacturing facility located in Bohemia, New York ($96,735 - fiscal
     2008), and the Company's headquarters located in Greenwich, CT ($90,000 - fiscal 2008). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation.

o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. As of January 31, 2008, the Company had $113,750 accrued in accrued expenses and other accrued liabilities for royalty payments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

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

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with SOP 97-2, we recognize revenue from the licensing of our software products or performance of maintenance when all of the following criteria are met: (1) we have evidence of an agreement with a customer; (2) we deliver the products/services; (3) license or maintenance agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement, such that the sale may not be complete and/or final; and (4) collection is probable.

The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement(s). In many cases, the Company may invoice respective customers in advance of specified period(s), either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with SOP 97-2.

Our software licenses generally do not include acceptance provisions. An acceptance provision generally allows a customer to test the software for a defined period of time before committing to a binding agreement to license the software. If a subscription agreement includes an acceptance provision, the Company will not recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the subscription agreement, the expiration of the acceptance period.

From time to time, the Company will receive one-time payments from customers for rights, including but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. Such one-time payments are in the form of license fees. These fees are recognized as revenue ratably over the term of the license agreement or expected useful life of such license arrangement, whichever is longer, but typically five years.

Any deferred revenue is classified on the Company's balance sheet as a liability in the deferred income account until such time as revenue from services is properly recognized as revenue in accordance with SAB 104 and/or SOP 97-2 and the corresponding agreement.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS 86"). Costs incurred to develop computer hardware and software products, as well as enhancements to software features of the existing products to be sold or otherwise marketed, are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company will begin to amortize such costs to cost of revenues.

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

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and amortization commences over a five-year period. Any additional costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any additional costs incurred to maintain products which were completed and released to the general public, in accordance with SFAS 86. Management uses judgment in determining and evaluating whether development costs meet the criteria for immediate expense or capitalization.

The Company's net capitalized software costs at January 31, 2008 totaled approximately $1,561,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual future cash flows generated from such assets as determined and evaluated by management.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). At each reporting period, the Company reviews long-lived assets for impairment to determine if the carrying amount of an asset may not be recoverable. Impairment is recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. The Company evaluates the periods of amortization continually in determining whether any events or circumstances warrant revised estimates of useful lives.

The Company's long-lived assets include property, plant, and equipment, the PASSUR(R) Network, and software development costs that, at January 31, 2008, approximated $435,000, $4,563,000 and $1,561,000, respectively, which accounted for 75% of the Company's total assets. The carrying value of long-lived assets is dependent on the forecasted and actual financial performance, as well as future cash flows of such assets, as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of January 31, 2008, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

FORWARD LOOKING STATEMENTS

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) and other product lines (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror, and airline bankruptcies. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties are related to a) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products, b) its ability to adequately protect its intellectual property, c) its ability to secure future financing and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ITEM 4. CONTROLS AND PROCEDURES.

For purposes of Rules 13a-15 and 15d-15 of the Exchange Act 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of its disclosure controls and procedures, as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in the form 10-K for the fiscal year ended October 31, 2007.

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

                                            MEGADATA CORPORATION

DATED:  MARCH 17, 2008                      By: /s/ James T. Barry
                                                ------------------
                                            James T. Barry, President and
                                            Chief Executive Officer

DATED:  MARCH 17, 2008                      By: /s/ Jeffrey P. Devaney
                                                ----------------------
                                            Jeffrey P. Devaney, Chief Financial
                                            Officer, Treasurer, and Secretary
                                            (Principal Financial and Accounting
                                            Officer)


                                                    EXHIBIT INDEX


----------------------- -------------------------------------------------------------------------- -------------------------

                                                                                                      PAPER (P) OR
  EXHIBIT NO.                                       DESCRIPTION                                      ELECTRONIC (E)
----------------------- -------------------------------------------------------------------------- -------------------------
----------------------- -------------------------------------------------------------------------- -------------------------
                         Certification of Chief Executive Officer pursuant to Rule
      31.1               13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as                 E
                         adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------------- -------------------------
----------------------- -------------------------------------------------------------------------- -------------------------
      31.2               Certification   of  Chief  Financial   Officer  pursuant  to  Rule
                         13a-14(a) or 15d-14(a) of the Securities  Exchange Act of 1934, as                E
                         adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------------- -------------------------
----------------------- -------------------------------------------------------------------------- -------------------------
      32.1               Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
                         Section   1350,   as  adopted   pursuant  to  Section  906  of  the               E
                         Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------------- -------------------------
----------------------- -------------------------------------------------------------------------- -------------------------
      32.2               Certification of Chief Financial Officer pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the                           E
                         Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------------- -------------------------