Form 10-Q
period 2008-04-30
PASSUR Aerospace, Inc.
filed 2008-06-16
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2008
                                                 --------------


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                         Commission file number 000-7642


                             PASSUR AEROSPACE, INC.
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
                                             Yes                    No    X
                                                 -------               -------
     ======================================================================

 There were 4,146,448 shares of common stock with a par value of $0.01 per share outstanding as of June 2, 2008.

                                      INDEX

                      PASSUR Aerospace, Inc. and Subsidiary

                                                                            Page

PART I.       Financial Information                                            3

Item1.        Financial Statements

              Consolidated Balance Sheets - April 30, 2008 (unaudited)
              and October 31, 2007.                                            3

              Consolidated Statements of Operations (unaudited)
              Six months ended April 30, 2008 and 2007.                        4

              Consolidated Statements of Operations (unaudited)
              Three months ended April 30, 2008 and 2007.                      5

              Consolidated Statements of Cash Flows (unaudited)
              Six months ended April 30, 2008 and 2007.                        6

              Notes to Consolidated Financial
              Statements (unaudited) - April 30, 2008.                         7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                            13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.     22

Item 4T.      Controls and Procedures.                                        22

PART II.      Other Information                                               23

Item 5.       Submission of Matters to a Vote of Security Holders.            23

Item 6.       Exhibits.                                                       24

Signatures.                                                                   25

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets
                                                                          April 30,    October 31,
                                                                            2008           2007
                                                                        ------------    ------------
                                                                        (Unaudited)       (Audited)
ASSETS
Current assets:
   Cash                                                                 $    143,395    $    286,992
   Accounts receivable, net                                                1,057,643         794,487
   Inventory, net                                                          1,316,783         366,751
   Prepaid expenses and other current assets                                 131,322          87,123
                                                                        ------------    ------------
Total current assets                                                       2,649,143       1,535,353

Property, plant and equipment, net                                           423,402         327,791
PASSUR(R) Network, net                                                     4,588,658       4,517,736
Software development costs, net                                            1,693,642       1,499,813
Other assets                                                                 121,684          48,611
                                                                        ------------    ------------
Total assets                                                            $  9,476,529    $  7,929,304
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                     $    581,165    $    381,262
   Accrued expenses and other current liabilities                            738,701         660,495
   Deferred income, current portion                                          981,847         911,394
   Accrued expenses--related parties                                         291,426            --
                                                                        ------------    ------------
Total current liabilities                                                  2,593,139       1,953,151

Deferred income, less current portion                                        205,215         128,529
Notes payable--related party                                              13,114,880      12,614,880
                                                                        ------------    ------------
                                                                          15,913,234      14,696,560
Commitment and contingencies

Stockholders' deficit:

   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                          --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,842,948 in 2008 and 4,787,948 in 2007           48,429          47,879

   Additional paid-in capital                                              4,313,846       4,263,212
   Accumulated deficit                                                    (9,175,505)     (9,454,872)
                                                                        ------------    ------------
                                                                          (4,813,230)     (5,143,781)
  Treasury Stock, at cost, 696,500 shares in 2008
     and 2007                                                             (1,623,475)     (1,623,475)
                                                                        ------------    ------------
Total stockholders' deficit                                               (6,436,705)     (6,767,256)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $  9,476,529    $  7,929,304
                                                                        ============    ============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                      SIX MONTHS ENDED APRIL 30,
                                                        2008            2007
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $ 3,367,039    $ 2,456,831
   Maintenance                                           193,212        205,432
   Other                                                  49,502         31,592
                                                     -----------    -----------
Total revenues                                         3,609,753      2,693,855
                                                     -----------    -----------

Cost and expenses:

   Cost of revenues                                    1,211,994        931,014
   Research and development                              149,289        188,493
   Selling, general, and administrative expenses       1,677,421      1,142,125
                                                     -----------    -----------
                                                       3,038,704      2,261,632
                                                     -----------    -----------

Income from operations                                   571,049        432,223

Other income (expense):
   Interest income                                         3,855          4,612
   Interest expense--related party                      (291,414)      (264,809)
                                                     -----------    -----------
Income before income taxes                               283,490        172,026
Provision for income taxes                                 4,123          3,172
                                                     -----------    -----------
Net income                                           $   279,367    $   168,854
                                                     ===========    ===========


Net income per common share--basic                   $       .07    $       .04
                                                     ===========    ===========

Net income per common share--diluted                 $       .05    $       .03
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic                                  4,113,893      4,091,448
                                                     ===========    ===========
Weighted average number of common shares
   outstanding--diluted                                5,531,692      5,500,660
                                                     ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                    THREE MONTHS ENDED APRIL 30,
                                                         2008           2007
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $ 1,776,953    $ 1,289,459
   Maintenance                                            89,697        102,716
   Other                                                  36,619           --
                                                     -----------    -----------
Total revenues                                         1,903,269      1,392,175
                                                     -----------    -----------

Cost and expenses:

   Cost of revenues                                      605,974        471,632
   Research and development                               78,149         78,746
   Selling, general, and administrative expenses         946,772        595,814
                                                     -----------    -----------
                                                       1,630,895      1,146,192
                                                     -----------    -----------

Income from operations                                   272,374        245,983

Other income (expense):
   Interest income                                         1,245          1,551
   Interest expense--related party                      (146,342)      (132,560)
                                                     -----------    -----------
Net income                                           $   127,277    $   114,974
                                                     ===========    ===========


Net income per common share--basic                   $       .03    $       .03
                                                     ===========    ===========

Net income per common share--diluted                 $       .02    $       .02
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic                                  4,133,948      4,091,448
                                                     ===========    ===========
Weighted average number of common shares
   outstanding--diluted                                5,558,736      5,500,310
                                                     ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                            SIX MONTHS ENDED APRIL 30,
                                                               2008           2007
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $   279,367    $   168,854
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                             656,541        498,443
     Provision for doubtful accounts receivable                 18,136         11,090
     Non cash stock compensation expense                        32,234         39,223
     Provision for inventory reserve                              --           15,000
     Changes in operating assets and liabilities:
       Accounts receivable                                    (281,292)      (150,589)
       Inventory                                              (950,032)         6,662
       Prepaid expenses and other current assets               (44,199)       (47,162)
       Other assets                                            (73,073)          --
       Accounts payable                                        199,903         74,844
       Deferred income                                         147,140         13,321
       Accrued expenses and other current liabilities          369,632         (7,891)
                                                           -----------    -----------
Total adjustments                                               74,990        452,941
                                                           -----------    -----------
Net cash provided by operating activities                      354,357        621,795

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                             (468,082)      (819,185)
Software development costs                                    (367,726)      (272,514)
Capital expenditures                                          (181,096)      (130,524)
                                                           -----------    -----------
Net cash used in investing activities                       (1,016,904)    (1,222,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                     500,000        700,000
Proceeds from exercise of stock options                         18,950           --
Payments on note payable                                          --           (2,408)
                                                           -----------    -----------
Net cash provided by financing activities                      518,950        697,592
                                                           -----------    -----------
Increase (decrease)  in cash                                  (143,597)        97,164
Cash--beginning of period                                      286,992        215,366
                                                           -----------    -----------
Cash--end of period                                        $   143,395    $   312,530
                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest-related party                                     $      --      $   335,270
Income taxes                                               $     4,123    $      --



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2008

                                   (Unaudited)

1. NATURE OF BUSINESS

PASSUR Aerospace, Inc.'s (the "Company", "we", or "our") principal business is the delivery from its proprietary passive radar ("PASSUR(R)") Network of live, unique flight information, decision support software, analytics, and web-delivered collaborative decision solutions to the aviation industry and organizations that serve, or are served by, the aviation industry.

The Company owns and operates a unique database of flight information with proprietary decision-making software, primarily powered by a growing international network of PASSUR(R) Systems located at more than 90 airports worldwide, including 33 of the top 35 U.S. airports - from which it provides PASSUR(R) information, analytics, and decision support tools to improve the financial condition and operational efficiency of aviation organizations. The Company offers unique, user-friendly information, as well as decision algorithms, which provide innovative commercial air traffic solutions to more than 50 airports, including 8 of the top 10 U.S. airports; to dozens of airlines, including 7 of the top 10 U.S. airlines; and to more than 190 corporate aviation customers, as well as the U.S. Government. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for those customers.

On April 16, 2008, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the Company's name from Megadata Corporation to PASSUR Aerospace, Inc. The Company's new ticker symbol is "PSSR". The amendment to change the Company's name was filed with the Secretary of State of the State of New York on April 22, 2008.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2007, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2008, and its consolidated results of operations and cash flows for the six months ended April 30, 2008 and 2007.

Management is addressing the stockholders' deficiency, which, as of April 30, 2008, was approximately $6,437,000, by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through May 29, 2009. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2008.

Footnotes have been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

For the period ended April 30, 2008, the provision for doubtful accounts was approximately $25,000, compared to $7,000, recorded as of the fiscal year ended October 31, 2007. The Company monitors the outstanding accounts receivable balance and believes the $25,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2008 are recoverable through anticipated future sales of such applicable products.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                          FOR THE                FOR THE
                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          APRIL 30,              APRIL 30,
                                   ---------------------------------------------
                                     2008        2007        2008        2007
                                   ---------   ---------   ---------   ---------
Basic weighted average
  shares outstanding               4,133,948   4,091,448   4,113,893   4,091,448
Effect of dilutive
  stock options                    1,424,788   1,408,862   1,417,799   1,409,212
                                   ---------   ---------   ---------   ---------

Diluted weighted average
   shares outstanding              5,558,736   5,500,310   5,531,692   5,500,660
                                   =========   =========   =========   =========

Weighted average shares
  which are not included
  in the calculation of
  diluted net income per
  share because their
  impact is anti-dilutive

Stock options                        277,712     301,638     284,701     301,288


STOCK BASED COMPENSATION

The Company follows FASB No.123R "Share-Based Compensation" which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No. 123R resulted in no cumulative change in accounting as of the date of adoption. For the three and six months ended April 30, 2008 and 2007, stock compensation expense of approximately $18,000 and $19,000, and $32,000 and $39,000, respectively, was primarily charged to selling, general and administrative expense.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006. The Company adopted FIN No. 48 on November 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company's effective tax rate. When applicable the Company is continuing the practice of recognizing interest and penalties to income tax matters in income tax expense. The Company did not recognize interest or penalties related to income taxes during the six months ended April 30, 2008. The Company files U.S. federal and U.S. state tax returns. The statute of limitations for major jurisdictions are closed for fiscal years prior to October 31, 2004.

3. RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2008, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $500,000 in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2008, bringing the principal amount of notes due to Mr. Gilbert to $13,114,880, adding accrued interest of $291,426, resulting in a total of $13,406,306 owed to Mr. Gilbert on April 30, 2008. During fiscal 2007, Mr. Gilbert loaned the Company $1,400,000 bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007. The notes payable-related party are classified as long-term liabilities as of April 30, 2008 and October 31, 2007. The notes payable-related party are classified as long-term liabilities because the Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through May 29, 2009, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

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

     The Company offers unique, user-friendly information, as well as decision algorithms, which provide innovative commercial air traffic solutions to more than 50 airports, including 8 of the top 10 U.S. airports; to dozens of airlines, including 7 of the top 10 U.S. airlines; and to more than 190 corporate aviation customers, as well as the U.S. Government. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for those customers.

     Revenues during the three and six months ended April 30, 2008 increased by approximately $511,000, or 37%, and $916,000, or 34%, respectively, to $1,903,000 and $3,610,000 , respectively, when compared to the same periods in fiscal 2007. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, as well as the wide selection of products which address customers' needs, and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to the Company's suite of software applications and the increased subscriptions from its suite of applications by existing customers. This increase was primarily due to the increased focus on the subscription-based revenue business model.

     Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the PASSUR(R) Information Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and six months ended April 30, 2008, subscription-based revenues increased approximately $487,000, or 38%, and $910,000 or 37%, respectively, compared to the same periods in fiscal 2007.

     The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

     The Company shipped nine and installed eight Company-owned PASSUR(R) Systems during the six months ended April 30, 2008 (installations include systems shipped in current and previous fiscal years). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company-owned "PASSUR(R) Information Network." The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2008. The Company is continuing its manufacturing program in fiscal 2008, and there were a number of subassemblies in work-in-process inventory at April 30, 2008. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Information Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions.

     The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were eighty Company-owned PASSUR(R) Systems located at various airports worldwide as of April 30, 2008.

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

     For the three and six months ended April 30, 2008, cost of revenues increased by approximately $134,000, or 28%, and $281,000 or 30%, respectively, compared to the same periods in fiscal 2007. This increase was primarily due to an increase in headcount related costs, data feeds, communication costs, travel and entertainment expenses, depreciation, as well as amortization of capitalized software assets. This increase was partially offset by an increase in the number of PASSUR(R) Systems added to the PASSUR(R) Network, as well as an increase in the capitalization of software development costs.

     RESEARCH AND DEVELOPMENT

     For the three months ended April 30, 2008, research and development expenses were consistent compared to the same period in fiscal 2007. For the six months ended April 30, 2008, research and development expenses decreased $39,000, or 21%, compared to the same period in fiscal 2007. This decrease is primarily due to an increase in the capitalization of costs associated with software development programs. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

     The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three and six months ended April 30, 2008 and 2007. Research and development expenses are funded by current operations.

     SELLING, GENERAL AND ADMINISTRATIVE

     For the three and six months ended April 30, 2008, selling, general and administrative expenses increased by approximately $351,000, or 59%, and $535,000 or 47%, respectively, compared to the same periods in fiscal 2007. These increases reflect planned expenditures based on anticipated future demand for our products. These increases include increased sales and marketing costs due to the hiring of five additional employees and two consultants, executive recruiting fees, sales commissions, as well as expenditures relating to the introduction of new marketing initiatives. Approximately, half of these increases had occurred in the fourth quarter of the previous fiscal year.

     The Company anticipates continued increases in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications. The Company anticipates that its sales and marketing expenses will increase in fiscal 2008 resulting from these efforts, while efforts to maintain and expand cost reduction initiatives are identified and implemented.

     OTHER INCOME (EXPENSE)

     Interest income and interest expense to unrelated parties was not significant for the three and six months ended April 30, 2008.

     Interest expense-related party increased by approximately $14,000, or 10% and $27,000 or 10%, respectively, for the three and six months ended April 30, 2008, compared to the same periods in fiscal 2007. The increase is due to $1,200,000 in higher related-party debt.

     NET INCOME

     The Company earned net income of approximately $127,000, or $.02 and $279,000 or $.05 per diluted share, during the three and six months ended April 30, 2008, as compared to net income of $115,000, or $.02 per diluted share and $169,000 or $.03 per diluted share, during the same periods of fiscal 2007.

     During the three and six months ended April 30, 2008, revenues of approximately $1,903,000 and $3,610,000 exceeded costs and expenses of approximately $1,631,000 and $3,039,000, respectively, and resulted in income from operations of approximately $272,000 and $571,000, respectively. Revenues increased by 37% and 34%, respectively, during the three and six months ended April 30, 2008, and total costs and expenses increased by approximately $485,000, or 42%, and $777,000 or 34%, respectively, compared to the same periods in fiscal 2007.

     LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2008, the Company's current assets exceeded current liabilities by approximately $56,000. At April 30, 2008, the Company's stockholders' deficit was approximately $6,437,000. For the six months ended April 30, 2008, the Company had net income of approximately $279,000.

     Management is addressing the stockholders' deficiency by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues.

     Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through May 29, 2009. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

     Net cash provided by operating activities for the six months ended April 30, 2008 was approximately $354,000. Cash flows used in investing activities for the six months ended April 30, 2008 was approximately $1,017,000, and consisted of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash flows provided by financing activities for the six months ended April 30, 2008, was approximately $519,000 and consisted of $500,000 from notes payable-related party, and approximately $19,000 of proceeds from the exercise of stock options. No principal payments on notes payable - related party were made during the six months ended April 30, 2008.

     The Company was profitable during the six months ended April 30, 2008. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and increased fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. It is premature to evaluate the impact, if any, that any new regulations or changes in the economic situation of the aviation industry could have on the future operations of the Company, either positively or negatively.

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

 CONTRACTUAL OBLIGATIONS

     As of April 30, 2008, the Company had contractual obligations as follows:

     CONTRACTUAL OBLIGATIONS
                                                 PAYMENTS DUE BY PERIOD
                                                     LESS THAN 1                 MORE THAN
                                         TOTAL         YEAR       1 - 3 YEARS     3 YEARS
                                      -----------   -----------   -----------   -----------
     Operating Leases                 $   262,293   $   196,991   $    65,302   $      --

     Promissory Notes-Related Party    13,114,880          --      13,114,880          --

     Other Long-Term Obligations          536,000       161,000       225,000       150,000
                                      -----------   -----------   -----------   -----------

     Total Contractual Obligations    $13,913,173   $   357,991   $13,405,182   $   150,000
                                      ===========   ===========   ===========   ===========


     o Obligations under "Operating Leases" relate to the research and manufacturing facility located in Bohemia, New York ($96,735 - fiscal
          2008), the Company's headquarters located in Greenwich, CT ($90,000 - fiscal 2008), and the Company's Washington, D.C. sales office ($8,322
          - fiscal 2008). All other operating leases are under a month-to-month arrangement, therefore, such obligations have been excluded from the above calculation.

     o Obligations under "Other Long-Term Obligations" relate to the minimum royalty payments due to a third party for exclusive licensing rights of certain patents relating to the PASSUR(R) System. The annual minimum royalty payments total $75,000 and are effective until the last licensed patent expires in 2013. The Company's annual royalty payment may exceed the minimum royalty amount of $75,000 based upon certain sales thresholds exceeded in any given year; however, the minimum annual royalty obligation will never be less than $75,000. As of April 30, 2008, the Company had $123,500 accrued in accrued expenses and other accrued liabilities for royalty payments.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

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

The Company's net capitalized software costs at April 30, 2008 totaled approximately $1,694,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant, and equipment, the PASSUR(R) Network, and software development costs that, at April 30, 2008, approximated $423,000, $4,589,000 and $1,694,000, respectively, which accounted for approximately 71% of the Company's total assets. The carrying value of long-lived assets is dependent on the forecasted and actual financial performance, as well as future cash flows of such assets, as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of April 30, 2008, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

FORWARD LOOKING STATEMENTS

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) and other product lines (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror, increased fuel costs, and airline bankruptcies and consolidations. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties are related to a) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products, b) its ability to adequately protect its intellectual property, c) its ability to secure future financing and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ITEM 4T. CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Shareholders at the Company's Annual Meeting on April 16, 2008 voted to:

          (1) Elect the following to the Board of Directors:

                                                FOR                WITHHOLD
                                                ---                --------
            G.S. Beckwith Gilbert            3,856,330                850

            James T. Barry                   3,855,330              1,850

            John R. Keller                   3,856,330                850

            Paul L. Graziani                 3,856,330                850

            Richard R. Schilling             3,856,330                850

            Bruce N. Whitman                 3,856,330                850

            James J. Morgan                  3,855,330              1,850

          (2) Ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending October 31, 2008.

                               FOR             AGAINST       ABSTAIN
                               ---             -------       -------
                             3,849,564          2,200         5,416

          (3) Amend the Company's Certificate of Incorporation to change the Company's name to PASSUR Aerospace, Inc.

                              FOR             AGAINST        ABSTAIN
                              ---             -------        -------
                            3,819,681         35,747          1,750

ITEM 6. EXHIBITS

     3.1 The Company's composite Certificate of Incorporation, dated as of April 22, 2008.

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

                                           PASSUR AEROSPACE, INC.

DATED:  JUNE 13, 2008                      By: /s/ James T. Barry
                                           ----------------------
                                           James T. Barry, President and
                                           Chief Executive Officer

DATED:  JUNE 13, 2008                      By: /s/ Jeffrey P. Devaney
                                           ---------------------------
                                           Jeffrey P. Devaney, Chief Financial
                                           Officer, Treasurer, and Secretary
                                           (Principal Financial and Accounting
                                           Officer)


                                                    EXHIBIT INDEX


----------------------- -------------------------------------------------------------------------- ------------------

                                                                                                      PAPER (P) OR
  EXHIBIT NO.                                       DESCRIPTION                                      ELECTRONIC (E)
----------------------- -------------------------------------------------------------------------- ------------------

----------------------- -------------------------------------------------------------------------- ------------------
      3.1                The Company's composite Certificate of Incorporation, dated as of
                         April 22, 2008.                                                                   E

----------------------- -------------------------------------------------------------------------- ------------------
      31.1               Certification of Chief Executive Officer pursuant to Rule
                         13a-14(a) or 15d-14(a) of the Securities Exchange Act                             E
                         of 1934, as E adopted pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------------- ------------------
      31.2               Certification   of  Chief  Financial   Officer  pursuant  to  Rule
                         13a-14(a) or 15d-14(a) of the Securities  Exchange Act of 1934, as                E
                         adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------------- ------------------
      32.1               Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
                         Section   1350,   as  adopted   pursuant  to  Section  906  of  the               E
                         Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------------- ------------------
      32.2               Certification of Chief Financial Officer pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the                           E
                         Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------------- ------------------