Form 10-Q
period 2008-07-31
PASSUR Aerospace, Inc.
filed 2008-09-15
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -----------------------------------

                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2008
                                                 -------------


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________


                         Commission file number 000-7642


                             PASSUR AEROSPACE, INC.
                           ------------------------
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

             Non-accelerated filer   [ ]         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                              Yes                   No   X
                                  -------              -----

     ======================================================================
 There were 4,146,448 shares of common stock with a par value of $0.01 per share outstanding as of September 10, 2008.

                                      INDEX

                      PASSUR Aerospace, Inc. and Subsidiary

                                                                            Page

PART I.  Financial Information                                                 3

Item 1.  Financial Statements

         Consolidated Balance Sheets - July 31, 2008 (unaudited)
         and October 31, 2007.                                                 3

         Consolidated Statements of Operations (unaudited)
         Nine months ended July 31, 2008 and 2007.                             4

         Consolidated Statements of Operations (unaudited)
         Three months ended July 31, 2008 and 2007.                            5

         Consolidated Statements of Cash Flows (unaudited)
         Nine months ended July 31, 2008 and 2007.                             6

         Notes to Consolidated Financial
         Statements (unaudited) - July 31, 2008.                               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                 13

Item 4T. Controls and Procedures.                                             21

PART II. Other Information                                                    22

Item 6.  Exhibits.                                                            22

Signatures.                                                                   23

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets
                                                                                   JULY 31,       October 31,
                                                                                     2008            2007
                                                                                 ------------    ------------
                                                                                  (UNAUDITED)      (Audited)
         ASSETS
         Current assets:
            Cash                                                                 $    161,989    $    286,992
            Accounts receivable, net                                                1,047,582         794,487
            Inventory, net                                                            428,209         366,751
            Prepaid expenses and other current assets                                 148,094          87,123
                                                                                 ------------    ------------
         Total current assets                                                       1,785,874       1,535,353

         Property, plant and equipment, net                                           398,929         327,791
         PASSUR(R) Network, net                                                     5,807,781       4,517,736
         Software development costs, net                                            1,839,356       1,499,813
         Other assets                                                                 103,624          48,611
                                                                                 ------------    ------------
         Total assets                                                            $  9,935,564    $  7,929,304
                                                                                 ============    ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current liabilities:
            Accounts payable                                                     $    439,574    $    381,262
            Accrued expenses and other current liabilities                            779,999         660,495
            Deferred income, current portion                                        1,156,613         911,394
            Accrued expenses--related parties                                         442,734            --
                                                                                 ------------    ------------
         Total current liabilities                                                  2,818,920       1,953,151

         Deferred income, less current portion                                        176,493         128,529
         Notes payable--related party                                              13,214,880      12,614,880
                                                                                 ------------    ------------
                                                                                   16,210,293      14,696,560
         Commitment and contingencies

         Stockholders' deficit:

            Preferred shares - authorized 5,000,000 shares, par value $.01 per
              share; none issued or outstanding                                          --              --
            Common shares--authorized 10,000,000 shares, par value
              $.01 per share; issued 4,842,948  in 2008 and 4,787,948 in 2007          48,429          47,879

            Additional paid-in capital                                              4,348,898       4,263,212
            Accumulated deficit                                                    (9,048,581)     (9,454,872)
                                                                                 ------------    ------------
                                                                                   (4,651,254)     (5,143,781)
           Treasury Stock, at cost, 696,500 shares in 2008
              and 2007                                                             (1,623,475)     (1,623,475)
                                                                                 ------------    ------------
         Total stockholders' deficit                                               (6,274,729)     (6,767,256)
                                                                                 ------------    ------------
         Total liabilities and stockholders' deficit                             $  9,935,564    $  7,929,304
                                                                                 ============    ============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                      NINE MONTHS ENDED JULY 31,
                                                         2008           2007
                                                     -----------    -----------
 Revenues:
    Subscriptions                                    $ 5,240,293    $ 3,822,292
    Maintenance                                          302,096        306,765
    Other                                                 65,359         31,592
                                                     -----------    -----------
Total revenues                                         5,607,748      4,160,649
                                                     -----------    -----------

 Cost and expenses:

    Cost of revenues                                   1,770,742      1,439,167
    Research and development                             216,622        268,538
    Selling, general, and administrative expenses      2,766,969      1,729,303
                                                     -----------    -----------
                                                       4,754,333      3,437,008
                                                     -----------    -----------

 Income from operations                                  853,415        723,641

 Other income (expense):
    Interest income                                        4,445          7,300
    Interest expense--related party                     (442,722)      (406,443)
                                                     -----------    -----------
 Income before income taxes                              415,138        324,498
 Provision for income taxes                                8,847         13,381
                                                     -----------    -----------
 Net income                                          $   406,291    $   311,117
                                                     ===========    ===========


 Net income per common share--basic                  $       .10    $       .08
                                                     ===========    ===========

 Net income per common share--diluted                $       .07    $       .06
                                                     ===========    ===========

 Weighted average number of common shares
    outstanding--basic                                 4,124,824      4,091,448
                                                     ===========    ===========
 Weighted average number of common shares
    outstanding--diluted                               5,436,958      5,473,791
                                                     ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                     THREE MONTHS ENDED JULY 31,
                                                         2008           2007
                                                     -----------    -----------
Revenues:
   Subscriptions                                     $ 1,873,254    $ 1,365,461
   Maintenance                                           108,884        101,332
   Other                                                  15,857           --
                                                     -----------    -----------
Total revenues                                         1,997,995      1,466,793
                                                     -----------    -----------

Cost and expenses:

   Cost of revenues                                      558,918        508,153
   Research and development                               67,333         80,045
   Selling, general, and administrative expenses       1,089,379        587,177
                                                     -----------    -----------
                                                       1,715,630      1,175,375
                                                     -----------    -----------

Income from operations                                   282,365        291,418

Other income (expense):
   Interest income                                           591          2,688
   Interest expense-related party                       (151,309)      (141,634)
                                                     -----------    -----------
Income before income taxes                               131,647        152,472
Provision for income taxes                                 4,723         10,208
                                                     -----------    -----------
Net income                                           $   126,924    $   142,264
                                                     ===========    ===========

Net income per common share--basic                   $       .03    $       .03
                                                     ===========    ===========

Net income per common share--diluted                 $       .02    $       .03
                                                     ===========    ===========

Weighted average number of common shares
   outstanding--basic                                  4,146,448      4,091,448
                                                     ===========    ===========
Weighted average number of common shares
   outstanding--diluted                                5,423,639      5,456,877
                                                     ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                            NINE MONTHS ENDED JULY 31,
                                                               2008           2007
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $   406,291    $   311,117
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                           1,007,705        776,329
     Provision for doubtful accounts receivable                 54,161          4,245
     Non cash stock compensation expense                        67,286         58,172
     Provision for inventory reserve                              --           22,500
     Changes in operating assets and liabilities:
       Accounts receivable                                    (307,256)      (187,776)
       Inventory                                               (61,458)      (528,336)
       Prepaid expenses and other current assets               (60,972)        64,209
       Other assets                                            (55,013)          --
       Accounts payable                                         58,312       (115,030)
       Deferred income                                         293,184         80,092
       Accrued expenses and other current liabilities          562,238       (190,108)
                                                           -----------    -----------
Total adjustments                                            1,558,187        (15,703)
                                                           -----------    -----------
Net cash provided by operating activities                    1,964,478        295,414

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                           (1,904,273)      (989,000)
Software development costs                                    (598,451)      (423,745)
Capital expenditures                                          (205,707)      (191,625)
                                                           -----------    -----------
Net cash used in investing activities                       (2,708,431)    (1,604,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable--related party                     600,000      1,300,000
Proceeds from exercise of stock options                         18,950           --
Payments on note payable                                          --           (3,611)
                                                           -----------    -----------
Net cash provided by financing activities                      618,950      1,296,389
                                                           -----------    -----------

Decrease in cash                                              (125,003)       (12,567)
Cash--beginning of period                                      286,992        215,366
                                                           -----------    -----------
Cash--end of period                                        $   161,989    $   202,799
                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest-related party                                     $      --      $   654,310
Income taxes                                               $     8,847    $     8,153



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                  July 31, 2008

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

The Company owns and operates a unique database of flight information with proprietary decision-making software, primarily powered by a growing international network of PASSUR(R) Systems located at more than 90 airports worldwide, including 34 of the top 35 U.S. airports - from which it provides PASSUR(R) information, analytics, and decision support tools to improve the financial condition and operational efficiency of aviation organizations. The Company offers unique, user-friendly information, as well as decision algorithms, which provide innovative commercial air traffic solutions to more than 50 airports, including 8 of the top 10 U.S. airports; to dozens of airlines, including 7 of the top 10 U.S. airlines; and to more than 190 corporate aviation customers, as well as the U.S. Government. In addition, the Company has created and implemented collaborative web-based software that allows the Company's customers to instantly share information to improve individual and joint decision making, creating additional value for those customers.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2007, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2008, and its consolidated results of operations and cash flows for the nine months ended July 31, 2008 and 2007.

Management is addressing the stockholders' deficiency, which, as of July 31, 2008, was approximately $6,275,000, by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through August 13, 2009. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

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

For the period ended July 31, 2008, the provision for doubtful accounts was approximately $61,000, compared to $7,000, recorded as of the fiscal year ended October 31, 2007. The Company monitors the outstanding accounts receivable balance and believes the $61,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2008 are recoverable through anticipated future sales of such applicable products.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                      ENDED  JULY 31,         ENDED JULY 31,
                                   ---------------------   ---------------------
                                      2008       2007         2008       2007
                                   ---------   ---------   ---------   ---------
Basic weighted average shares
   outstanding                     4,146,448   4,091,448   4,124,824   4,091,448
Effect of dilutive stock options   1,277,191   1,365,429   1,312,134   1,382,343
                                   ---------   ---------   ---------   ---------

Diluted weighted average shares
   outstanding                     5,423,639   5,456,877   5,436,958   5,473,791
                                   =========   =========   =========   =========

Weighted average shares which
  are not included in the
  calculation of diluted net
  income per share because
  their impact is anti-dilutive

Stock options                        500,309     345,071     465,366     328,157


STOCK BASED COMPENSATION

The Company follows FASB No.123R "Share-Based Compensation" which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the three and nine months ended July 31, 2008 and 2007, stock compensation expense of approximately $34,000 and $67,000, and $23,000 and $58,000, respectively, was primarily charged to selling, general and administrative expense.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006. The Company adopted FIN No. 48 on November 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company's effective tax rate. When applicable, the Company is continuing the practice of recognizing interest and penalties to income tax matters in income tax expense. The Company did not recognize interest or penalties related to income taxes during the nine months ended July 31, 2008. The Company files U.S. federal and U.S. state tax returns. The statute of limitations for major jurisdictions is closed for fiscal years prior to October 31, 2004.

3. RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2008, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $600,000, of which $100,000 was loaned to the Company during the three months ended July 31, 2008, in exchange for promissory notes bearing interest payable in cash at 4.5% per annum and maturing on November 1, 2008, bringing the principal amount of notes due to Mr. Gilbert to $13,214,880, adding accrued interest of $442,735, resulting in a total of $13,657,615 owed to Mr. Gilbert on July 31, 2008. During fiscal 2007, Mr. Gilbert loaned the Company $1,400,000 bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007. The notes payable-related party are classified as long-term liabilities as of July 31, 2008 and October 31, 2007. The notes payable-related party are classified as long-term liabilities because the Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through August 13, 2009, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

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

Over the past several years, the Company has been developing and selling information and software from its unique flight database, powered by the PASSUR(R) radar network, to airlines, airports, corporate aviation customers, and the government, while simultaneously investing in growing the radar network and integrating additional information sets into the database. The Company has created, and continues to create, collaborative web-based software that allows all of its customers, both industrial and non-industrial, to instantly share information to improve individual and joint decision making, creating additional value for both its traditional and new customers.

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

Revenues during the three and nine months ended July 31, 2008 increased by approximately $531,000, or 36%, and $1,447,000, or 35%, respectively, to $1,998,000 and $5,608,000, respectively, when compared to the same periods in fiscal 2007. This increase was primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, as well as the wide selection of products which address customers' needs, and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to the Company's suite of software applications and the increased subscriptions from its suite of applications by existing customers. This increase was primarily due to the increased focus on the subscription-based revenue business model.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the PASSUR(R) Information Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and nine months ended July 31, 2008, subscription-based revenues increased approximately $508,000, or 37%, and $1,418,000 or 37%, respectively, compared to the same periods in fiscal 2007.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped eighteen and installed twenty-one Company-owned PASSUR(R) Systems during the nine months ended July 31, 2008 (installations include systems shipped in current and previous fiscal years). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company-owned "PASSUR(R) Information Network." The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2008. The Company manufactured thirty PASSUR(R) units in fiscal year 2008. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Information Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were eighty-nine Company-owned PASSUR(R) Systems located at various airports worldwide as of July 31, 2008.

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

For the three and nine months ended July 31, 2008, cost of revenues increased by approximately $51,000, or 10%, and $332,000, or 23%, respectively, compared to the same periods in fiscal 2007, primarily due to an increase in headcount related costs, data feeds, communication costs, travel and entertainment expenses, depreciation, as well as amortization of capitalized software assets. This increase was partially offset by an increase in the number of PASSUR(R) Systems added to the PASSUR(R) Network, as well as an increase in the capitalization of software development costs.

RESEARCH AND DEVELOPMENT

For the three and nine months ended July 31, 2008, research and development expenses charges to the P&L decreased by approximately $13,000, or 16%, and $52,000, or 19%, respectively, compared to the same periods in fiscal 2007. This decrease is primarily due to an increase in the capitalization of costs associated with software development programs. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three and nine months ended July 31, 2008 and 2007. Research and development expenses are funded by current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and nine months ended July 31, 2008, selling, general and administrative expenses increased by approximately $502,000, or 86%, and $1,038,000 or 60%, respectively, compared to the same periods in fiscal 2007. These increases reflect planned expenditures based on anticipated future demand for our products. These increases, approximately half of which occurred in the fourth quarter of the previous year, include increased sales and marketing costs due to the hiring of five additional employees and two consultants, executive recruiting fees, sales commissions, as well as expenditures relating to the introduction of new marketing initiatives.

The Company does not anticipate the same rate of increase in its sales and marketing efforts in order to market new and existing products from the PASSUR(R) suite of software applications.

OTHER INCOME (EXPENSE)

Interest income and interest expense to/from unrelated parties was not significant for the three and nine months ended July 31, 2008.

Interest expense-related party increased by approximately $10,000, or 7% and $36,000 or 9%, respectively, for the three and nine months ended July 31, 2008, compared to the same periods in fiscal 2007. The increase is due to $700,000 in higher related-party debt during the nine month period ending July 31, 2008.

NET INCOME

The Company earned net income of approximately $127,000, or $.02 and $406,000 or $.07 per diluted share, during the three and nine months ended July 31, 2008, as compared to net income of $142,000, or $.03 per diluted share and $311,000 or $.06 per diluted share, during the same periods of fiscal 2007.

During the three and nine months ended July 31, 2008, revenues of approximately $1,998,000 and $5,608,000 exceeded costs and expenses of approximately $1,716,000 and $4,754,000, respectively, and resulted in income from operations of approximately $282,000 and $853,000, respectively. Revenues increased by 36% and 35%, respectively, during the three and nine months ended July 31, 2008, and total costs and expenses increased by approximately $540,000, or 46%, and $1,317,000 or 38%, respectively, compared to the same periods in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2008, the Company's current liabilities exceeded current assets by approximately $1,033,000. At July 31, 2008, the Company's stockholders' deficit was approximately $6,275,000. For the nine months ended July 31, 2008, the Company had net income of approximately $406,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through August 13, 2009. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Net cash provided by operating activities for the nine months ended July 31, 2008 was approximately $1,964,000. Cash flow used in investing activities for the nine months ended July 31, 2008 was approximately $2,708,000, and consisted of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash flows provided by financing activities for the nine months ended July 31, 2008, was approximately $619,000 and consisted of $600,000 from notes payable-related party, and approximately $19,000 of proceeds from the exercise of stock options. No principal payments on notes payable - related party were made during the nine months ended July 31, 2008.

The Company was profitable during the nine months ended July 31, 2008. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and increased fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

The Company's net capitalized software costs at July 31, 2008 totaled approximately $1,839,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant, and equipment, the PASSUR(R) Network, and software development costs that, at July 31, 2008, approximated $399,000, $5,808,000 and $1,839,000, respectively, which accounted for approximately 81% of the Company's total assets. The carrying value of long-lived assets is dependent on the forecasted and actual financial performance, as well as future cash flows of such assets, as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of July 31, 2008, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

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

                                             PASSUR AEROSPACE, INC.

DATED:  SEPTEMBER 15, 2008                   By: /s/ James T. Barry
                                             ----------------------
                                             James T. Barry, President and
                                             Chief Executive Officer

DATED:  SEPTEMBER 15, 2008                   By: /s/ Jeffrey P. Devaney
                                             --------------------------
                                             Jeffrey P. Devaney, Chief Financial
                                             Officer, Treasurer, and Secretary
                                             (Principal Financial and Accounting
                                             Officer)

                                                  EXHIBIT INDEX


----------------------- -------------------------------------------------------------------------- -------------------------

                                                                                                      PAPER (P) OR
  EXHIBIT NO.                                       DESCRIPTION                                      ELECTRONIC (E)
----------------------- -------------------------------------------------------------------------- -------------------------
----------------------- -------------------------------------------------------------------------- -------------------------
      31.1               Certification of Chief Executive Officer pursuant to Rule
                         13a-14(a) or 15d-14(a) of the Securities Exchange Act                             E
                         of 1934, as E adopted pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002.

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