Form 10-K
period 2008-10-31
PASSUR Aerospace, Inc.
filed 2009-01-29
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
               | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008
                                       OR
         | _ | Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from ___ to ___

                          Commission file number 0-7642

                             PASSUR AEROSPACE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  NEW YORK                                       11-2208938
      -------------------------------                        ----------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

     47 ARCH STREET, GREENWICH, CT                                 06830
     -----------------------------                                 -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

    The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2008 was $3,817,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 20, 2009 was 4,146,448

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2008, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

      (A) GENERAL DEVELOPMENT OF BUSINESS

COMPANY BACKGROUND

PASSUR Aerospace, Inc. (the "Company", "we", or "our") is a New York corporation founded in 1967. The Company conducts its business in the United States, Canada, Europe, and Japan. The Company's offices are located at 47 Arch Street, Greenwich, CT, 06830 and 35 Orville Drive, Bohemia, New York, 11716.

The Company's principal business is to provide timely, critical information and solutions to aviation organizations from its proprietary PASSUR(R) Network of live, unique flight information, incorporating decision support software, analytics, as well as web-delivered collaborative decision solutions.

The Company is an information company with a unique aviation database and private international network of proprietary passive radars located at more than 100 airports world-wide, including all of the top 35 US airports - from which we derive and sell PASSUR(R) information, analytics, and decision support tools to improve the operational efficiency of aviation organizations, as well as to provide safety and security services for government organizations. The passive radar network currently processes ADS-B as well as Mode A, C, and S messages.

The Company offers unique user-friendly information, as well as decision-support algorithms, which provide innovative commercial air traffic solutions to over 50 airports (including customers at 8 of the top 10 in the US), dozens of airlines (including 7 of the top 10 US-based airlines), and more than 200 corporate aviation airports customers, as well to the US Government. Our customers acknowledge that the use of PASSUR(R) information and decision tools generate significant cost savings and helps them make better and more economic decisions.

Our goal is to enhance the efficiency and security of the airspace and save customers money by providing timely, critical information and solutions to commercial and government organizations. The Company believes there is a significant opportunity for PASSUR(R) to become the standard in an industry where information capabilities are fragmented, standardized information is lacking, and where only limited means of sharing and communicating information currently exist.

The Company delivers these tools primarily on "web dashboards," which are portals which aggregate many different sets of information on one web-accessed page. Almost all of the PASSUR(R) solutions have a live or real-time component, but most also include alerts, decision support, collaborative components, immediate playback or review, and analysis. The PASSUR(R) products are protected by multiple patents and patent pending applications. More information can be found on our web site at www.passur.com.

Revenues during Fiscal Year (FY) 2008 increased by approximately 33%, or $1,874,000, to $7,572,000 from $5,698,000 in FY 2007, while total costs and expenses in FY 2008 increased by about 38%, or $1,784,000 to $6,478,000 from $4,694,000 in FY 2007.

FORWARD LOOKING STATEMENTS

The information provided in this Annual Report on Form 10-K (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", and "Risk Factors", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) and other product lines (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror, increased fuel costs, and airline bankruptcies and consolidations. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties are related to a) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products, b) its ability to adequately protect its intellectual property, c) its ability to secure future financing and
d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

GENERAL

The Company believes financial performance and operational efficiencies in the aviation industry can be enhanced by more accurate and timely flight information and analytics, collaboration, and professional services. The Company believes its business opportunities come from addressing the following specific problem areas in the aviation industry:

1. The lack of standardized, timely, accessible, and accurate information in the aviation industry. The business community has come to expect a sophisticated delivery of rich information in other pace-setting industries such as banking, news, and health care.

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

      The Company's business opportunities arise from its ability to market otherwise hard-to-access or compartmentalized information through the unique PASSUR(R) integrated database flight and airspace data. The Company believes the information provided by this database is unique, and makes available a standardized, comprehensive data set, accessible to all aviation constituencies. The PASSUR(R) passive radar network is integral to this database.

2. The aviation industry's lack of a standardized information technology platform for accessing information. The Company's Web "dashboard" technology creates a single, "one-source" platform for accessing valuable information from the PASSUR(R) database. PASSUR(R) Web dashboards can include information, decision support, analytical tools, and collaboration tools.

3. The lack of standardized protocols and industry best-practices, and an information platform to share those protocols, for collaboration among all players to manage the more complex and expensive problems in the aviation industry. There are a number of known aviation conditions that are best addressed through tested, proven operational protocols, and providing a platform for the collaborative implementation of those protocols amongst the key partners in aviation operations. These conditions include winter deicing operations, summer thunderstorms, air traffic delays, security alerts, and aviation incidents and accidents. The Company's web-based protocols, which codify practices developed by many leading experts in the industry, are communicated to and shared with multiple parties through PASSUR(R)'s collaborative solutions resulting in significant cost reductions and improved customer service.

4. The lack of an outcome-based solutions database to ensure that aviation organizations are taking the most appropriate and effective actions based on measurable, definable past performance metrics. Aviation suffers from a lack of an outcome-based, historical database which, when accessed, would allow users to take effective actions that are appropriate for the exact conditions being experienced. The PASSUR(R) outcomes database allows users to immediately determine the right actions at the right time, based on actual historical performance and outcomes, to help to ensure that the most effective solution is implemented. The outcomes database helps to standardize and institutionalize aviation organizations' response to air traffic control (ATC) conditions, scenarios and problems which recur constantly in the operating environment, eliminating the improvisatory and anecdotal character which typifies today's airline-ATC interaction and results in significant unnecessary costs. For example, if LaGuardia airport has a weather system moving through, the PASSUR(R) outcomes database will provide information to the user about the optimal configuration of LaGuardia airport to maximize arrivals and departures - based on how the airport has performed under the same conditions over the previous weeks, months, or years.

5. The lack of specialized aviation expertise to assimilate, analyze, and implement aviation information solutions. Even with the best information solutions, aviation organizations often require expertise to help implement these solutions into their everyday operating environment. The PASSUR(R) Professional Services Program provides experts who are specialists in their respective fields, often with decades of experience, who assist aviation organizations in a variety of fields, to include Landing Fee Management at an airport or Air Traffic Management at an airline.

BUSINESS STRATEGY

Over the past several years, PASSUR Aerospace Inc. has been developing and selling information and software from its unique flight database (powered by the PASSUR(R) passive radar network) to aviation organizations, and those who serve aviation. The Company has created and continues to create information, decision support, and collaborative web-based software that allows all of its customers to instantly share information to improve individual and joint decision making, creating additional value for all of the Company's markets. The main objectives of the Company's business strategy are to:

1. Lead and continue to develop the industry standard for accurate, timely flight information. The Company will continue to build the PASSUR aviation database, to ensure that it offers the richest and most critical collection of live and archived flight and airspace information from one source.

2. Lead the development of web dashboard applications. The Company will continue to lead in the development of web applications which aggregate critical information, decision support, analytics and collaborative tools onto specialized integrated web pages.

3. Distribute the Company's services through the PASSUR(R) Distribution Network of leading aviation organizations and system integrators. As PASSUR Aerospace, Inc. expands into new markets, it sells through its internal sales and marketing organization as well as through premium distributors.

CUSTOMERS AND HOW THEY USE PASSUR AEROSPACE, INC.'S SERVICES

The Company provides its traditional customer base of more than fifty airports, including some of the largest in the world, as well as dozens of airlines, and hundreds of fixed base operators ("FBOs") with the following capabilities:

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

DESIGNED TO REDUCE COSTS THROUGH MORE EFFICIENT USE OF RESOURCES (FOR OPERATIONAL APPLICATIONS):

      o Accurate arrival data and ETAs for more effective management of flight operations. With better arrival information, our customers more effectively manage flights during "push," or busy periods. PASSUR RightETA(TM) enhances productivity of ground personnel and support functions by complementing gate management and staff scheduling programs, and has generated significant documented financial returns.
      o Accurate arrival information for airlines and airports at the local or "station" level to help manage diversions and connections, and reduce the incidence of aircraft arriving at a gate without the handling resources in place (so called "gate unmets"). A more accurate picture of the terminal airspace, more accurate ETAs, and views of current holding patterns also enable airlines to make better decisions at the "system" level (airline command centers).
      o Accurate arrival information for corporate aviation customers to help more effectively manage their resources, e.g. security details, limousines, line and customer service, etc.
      o Analytic reporting tools to improve operational performance by providing affordable and easily distributed access to the PASSUR(R) Information Network of operational information. For example, airports use PASSUR(R) web reports to maximize efficient airfield utilization; airlines use them to assess on-time performance and measure other metrics of operational efficiency.

DESIGNED TO IMPROVE CUSTOMER SERVICE:

      o The most accurate arrival and ETA information available, particularly during irregular operations, to provide the most updated flight status to passengers. The ETA information can be utilized to provide compliance with the aviation community's stated goal of providing timely and accurate flight information to customers.
      o Web-based flight-tracking tools to improve public relations by providing the surrounding airport communities with live flight traffic and information as part of airport noise mitigation and community outreach programs.
      o Flight information to help enforce the laws and regulations regarding noise levels emitted by an aircraft. When used as part of an airport noise monitoring system, airport managers and noise control officers can correlate noise events in the local community with specific airline flight tracks.
      o Web-based solutions to manage aircraft experiencing extended ground delays to enable a collaborative resolution of these events.

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

PRODUCTS AND SERVICES

1. Flight data products which feed directly to customers' information systems and to PASSUR(R) distributors. These data feeds, which segment different portions of the PASSUR(R) Information Network depending on customer needs, link directly to customer systems or to customers through third-party data integration systems. These feeds are segmented into:
      a. RightETA(TM), patent pending, which provides ETA and flight status feeds for real-time schedule management, landing fee feeds, and activity reports for operational analysis.
      b. FlightSure(TM), patent pending, provides information and software for integrated aircraft Noise Operations Monitoring systems (NOMS).
      c. Pulse Revenue(TM) Data Feed, patent pending, which provides the data source for calculating landing fee reports and invoices in airport statistical and/or revenue management systems.
      d. Data feeds for Airport Operational Databases (AODB's). Airports will incorporate the PASSUR(R) AODB data feed to power a host of revenue, operational, and customer service applications within an airport.

2. Application software services (most of which are web-delivered and web-hosted):
      a. PASSUR(R) Pulse(TM) Revenue, patent pending, provides a web-based live and archived detailed, accurate landing report for airlines, airports, and FBOs, creating maximum revenue efficiency, as well as transparency and equity in the distribution of landing fees among airport users.
      b. PASSUR(R) Pulse Audit(TM), patent pending, module gives airports access to the most complete, accurate and timely activity reports of arrivals and departures, based on the PASSUR(R) radar record and integrated database of flight information, including detailed owner/operator information, maximum certified weights by tail number, seat configurations, runway utilization, dwell times, and other details in aggregate and by individual flight.
      c. PASSUR(R) Pulse Proactive Billing(TM) module, patent pending, allows airlines to log onto a secure website to view and download their landing fee reports, automatically generated by the PASSUR(R) database of flight information. The program is hosted by the Company and managed through online tools by the airport, including detailed reporting and invoicing tools, automatic aircraft weight calculations, and detailed owner/operator and aircraft information by flight.
      d. PASSUR(R) Pulse(TM) Operations, patent pending, provides web-based access to the PASSUR(R) database of operational information for activity reporting and analysis.
      e. PASSUR(R) inSight(TM), patent pending, is a takeoff-to-landing, web-based tool that provides PASSUR(R) terminal area information on a national flight tracking platform. PASSUR(R) inSight is packaged with other PASSUR(R) web-based applications to provide a premium flight tracking "visual" capability.
      f. AirportMonitor(TM), patented in 2006, is a web-based application that provides the communities surrounding an airport with live flight tracking and information as part of the airport's public relations, community outreach and noise mitigation programs.
      g. FlightPerform(TM) is a live airspace analysis and awareness system using more traditional air traffic-style displays and tools, used by airports and airlines for real-time dispatch, arrivals and facilities management. FlightPerform is the industry "gold standard" for those customers who need the most dependable, reliable capability to guide their operations in real time.
      h. RapidResponse(TM), patent pending, provides the ability to immediately replay flight events with a high level of precision, specificity, and detail, thereby enabling airlines and airports to improve the efficiency and safety of operations. Real-time situational awareness and immediate replay enable customers to be fully informed and proactive in responding to emergencies. The Company believes this product has Homeland Security, Defense, and other government applications, and it is being marketed primarily through premier government system integrators.
      i. ATC Portal(TM), patent pending and a new product, provides a delay management solution that is designed to reduce the incidence of and cost of delays.
      j. Fuel Portal(TM), patent pending and a new product, provides improved methods to price and sell more fuel through data and analytics of aircraft fuel requirements.

      k. PASSUR(R)OPSnet(TM) Stranded module, patent pending, provides the ability to be alerted to the presence of aircraft that have been "stranded" on the ground for extended periods.

3. Collaborative Web "portal" tools that provide instant access to critical information within organizations, and the ability to receive information and share it with those organizations. These organizations form the foundation of our PASSUR(R) Customer Network.
      a. PASSUR(R) Portal(TM), patent pending, provides a dashboard of real-time vital information on the status of the airport operation, instant two-way communications, and direct access to all other PASSUR(R) web-based software tools.
      b. PASSUR(R) FlightLink(TM), patent pending, is a web-based, wireless, flight information display system linking the airport, airline, and the traveler, in the terminal and on the Web.
      c. PASSUR(R) OPSnet(TM), patent pending, is an internet-based application designed to improve airport/airline/FAA coordination through instant communication, information sharing, and collaborative decision making among all parties during all weather conditions and especially during costly disruptions caused by weather, security and emergencies.
      d. PASSUR(R) Field Condition Reporting, patent pending, provides the most accurate airport field conditions to operators - helping to improve operational efficiency and safety of flight.
      e. FlightNewsLive(TM), patented in 2004, is the first passenger information display system (FIDS) with live graphics of terminal and en-route airspace traffic, national weather, and automated explanations for delays.

HOW PASSUR AEROSPACE, INC. GENERATES REVENUE

The Company generates revenues by selling: (1) subscription-based information and software products, (2) annual maintenance contracts for PASSUR(R) radar systems and, (3) consulting and professional services. Under the subscription model, the customer signs at least a one-year contract for access to the information services. The agreement also provides that the information from the PASSUR(R) Information Network cannot be resold, used by others, or used for unauthorized purposes. Consulting services generally accompany the sale of our collaborative decision tools.

EMPHASIS ON INFORMATION SECURITY

The Company has incorporated the strictest levels of security with respect to both the information generated by the PASSUR(R) database and the resulting end users.

      (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company operates as one business segment which provides information and software services to the aviation industry and organizations that serve, or are served by, the aviation industry.

      (C) NARRATIVE DESCRIPTION OF BUSINESS

      The Company's principal business is to provide timely, critical information and solutions to aviation organizations from its proprietary PASSUR(R) Network of live, unique flight information, incorporating decision support software, analytics, as well as web-delivered collaborative decision solutions.

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

      (I) THE PASSUR(R) SYSTEM

      The PASSUR(R) System, together with associated data and software products, is a reliable and cost effective source of time-critical and valuable information about the position and flight path of aircraft. The PASSUR(R) Network is an important ingredient in the database that drives all present and future data information and Company solution products. The Company, under an exclusive license for patented technology owned by a third party together with its own patents and patents pending, has used its proprietary hardware, data, and software to develop an enhanced line of products. These PASSUR(R) systems receive and process aircraft identification from aircraft transponder transmissions interrogated by existing secondary surveillance radars.

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

      4. DEPENDENCE ON CERTAIN CUSTOMERS

      During the fiscal years ended October 31, 2008, 2007 and 2006, one customer accounted for approximately 12%, 13%, and 16% of the Company's revenues, respectively.

      5. BACKLOG FOR SUBSCRIPTION REVENUE AGREEMENTS

      The Company's committed backlog for subscription and maintenance services at October 31, 2008 amounted to approximately $6,223,000. Of this amount, $5,081,000 is scheduled for delivery or performance before October 31, 2009 and the balance of $1,142,000 is scheduled for delivery or performance in subsequent years. The backlog at October 31, 2007 and 2006 amounted to approximately $4,754,000 and $3,978,000 respectively. Backlog consists of written purchase orders or contracts.

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

      During fiscal 2008, research and development expenses charged to the P&L decreased by approximately $18,000 or 6% as compared to fiscal 2007. This decrease is primarily due to an increase in the capitalization of costs associated with software development programs. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

      8. ENVIRONMENTAL COSTS

      The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

      9. EMPLOYEES

      As of October 31, 2008, the Company employed 25 full time employees, including 7 officers.

      (D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The following table sets forth the dollar amounts and the percentages attributable to the sale by the Company of its products and services during the past three fiscal years in and outside the United States:

NET REVENUES         2008                2007                2006
                  --------------------------------------------------------
Domestic          $7,334,000    97%   $5,457,000    96%   $4,088,000    95%

Foreign              238,000     3%      241,000     4%      226,000     5%
                  ----------   ---    ----------   ---    ----------   ---

Total Revenues:   $7,572,000   100%   $5,698,000   100%   $4,314,000   100%
                  ==========   ===    ==========   ===    ==========   ===

      (E) AVAILABLE INFORMATION

      The Company's internet address is www.passur.com. The Company makes available on its website under "SEC Filings," via a link to the United States Securities and Exchange Commission's website, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical, after electronically filing with and/or furnishing such information to the Securities and Exchange Commission. All such filings on the website are available free of charge. Unless required to do so by law, the Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10K, whether as a result of new information, future events, or otherwise. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, PASSUR Aerospace, Inc., 47 Arch Street, Greenwich, CT 06830.

ITEM 1A. RISK FACTORS

While the Company had net income during fiscal years 2008, 2007, and 2006, it incurred significant net losses during the previous four fiscal years. The Company had net income of approximately $495,000, $455,000, and $103,000 for the fiscal years ended October 31, 2008, 2007 and 2006, respectively. As of October 31, 2008, the Company's accumulated deficit was approximately $8,960,000. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing customers and to control the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. If the Company becomes profitable for a specific reporting period, it still may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

If the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 28, 2010. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

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

      Additionally, the aviation industry has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, changes in fuel costs, the terrorist events of September 11, 2001, and the war on terrorism. The aviation industry is extensively regulated by government agencies, particularly the FAA and The National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's current revenues are derived from either airports, airlines, or related businesses, continued increased regulations of the aviation industry or a continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company.

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIAL SIGNIFICANT FLUCTUATIONS.

      The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, including:
o     Delays and/or decreases in the signing and invoicing of new contracts;
o     The length of time needed to initiate and complete customer contracts;
o Revenues recognized from one-time sales events (selling or upgrading systems) versus subscription based sales;
o The introduction and market acceptance of new and enhanced products and services;
o The costs associated with providing existing and new products and services;
o Economic conditions in the United States and the impact on the aviation industry of the terrorist events of September 11, 2001 and continued war on terrorism; and
o     The potential of future terrorist acts against the aviation industry.

      Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods, results of operations may be below those expected based upon previous performance.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

      While the Company's operations were cash flow positive as of October 31, 2008, 2007, and 2006, the Company's debt in fiscal year 2008 increased by $1,200,000 to fund its investment during the year in capitalized software as well as additions to the PASSUR(R) Network. The Company had an accumulated deficit of approximately $8,960,000 as of October 31, 2008. The Company has incurred significant negative cash flows from operations over previous fiscal years. It has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 28, 2010. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products in an industry for which liquidity and resources are already adversely affected.

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

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNTS FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

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

THE PASSUR(R) NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

      The Company's network infrastructure is maintained and hosted by AT&T through an existing frame-relay network. If AT&T experiences system failures or fails to adequately maintain the frame-relay network, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service, attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

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

      We currently own four issued patents, and twenty-one additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR(R) systems. The issued and allowed patents expire in various years through 2023. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of our pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection, or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

      The Company also owns a federal trademark registration in the mark PASSUR(R) for use with both the PASSUR(R) hardware system installation and the software products which use the data derived from the PASSUR(R) Network and other sources. The PASSUR(R) federal registration will allow the Company to enforce its rights in the mark in the federal court system. The registration does not assure that others will be prevented from using similar trademarks in connection with related products and/or services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      The Company's research and manufacturing facility is located in part of a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building previously was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company leases 12,000 square feet at an annual rental cost of $96,734.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2008.

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

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

               Period                                  Prices*
               ------                                  -------
                                                     High    Low
                                                     ----    ---
               FISCAL YEAR ENDED OCTOBER 31, 2008
                        FIRST QUARTER               $4.15   $3.50
                        SECOND QUARTER               4.50    3.00
                        THIRD QUARTER                4.00    2.50
                        FOURTH QUARTER               3.25    1.55

               Fiscal Year Ended October 31, 2007
                        First Quarter               $3.50   $2.20
                        Second Quarter               3.60    2.50
                        Third Quarter                3.60    2.20
                        Fourth Quarter               3.90    2.25

----------
* The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

      (B) HOLDERS

      The number of registered equity security holders of record at January 20, 2009 was 297, as shown in the records of our transfer agent.

      (C) DIVIDENDS

      The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

      (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information as of October 31, 2008 with respect to the securities authorized for issuance under the Company's equity compensation plans.

                                                                                          NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE
                                                                                          FOR FUTURE ISSUANCE
                                          NUMBER OF SECURITIES                                UNDER EQUITY
                                           TO BE ISSUED UPON        WEIGHTED-AVERAGE       COMPENSATION PLANS
                                              EXERCISE OF           EXERCISE PRICE OF          (EXCLUDING
                                          OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED
                                          WARRANTS, AND RIGHTS    WARRANTS, AND RIGHTS       IN COLUMN (A))
--------------------------------------------------------------------------------------------------------------
                                                   (A)                     (B)                    (C)
--------------------------------------------------------------------------------------------------------------
PLAN CATEGORY

EQUITY COMPENSATION PLAN APPROVED BY
  SECURITY HOLDERS                              1,785,500                 $.75                  381,167

EQUITY COMPENSATION PLANS NOT APPROVED
 BY SECURITY HOLDERS                                   --                   --                       --

TOTAL                                           1,785,500                 $.75                  381,167

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

The Company's principal business is to provide timely, critical information and solutions to aviation organizations from its proprietary PASSUR(R) Network of live, unique flight information, incorporating decision support software, analytics, as well as web-delivered collaborative decision solutions.

Revenues consist primarily of subscription-based revenues and maintenance revenues from customer owned PASSUR(R) Systems.

Revenues during fiscal 2008 increased by approximately $1,874,000, or 33%, to $7,572,000 from $5,698,000 in fiscal 2007. Revenues during fiscal 2007 increased by approximately $1,384,000 or 32%, to $5,698,000 from $4,314,000 in fiscal
2006. These increases were primarily due to the continued development and deployment of new software applications, increased effectiveness of the Company's marketing efforts, industry acceptance of the Company's applications, as well as the wide selection of products which address customers' needs and ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to the Company's suite of software applications and the increased subscriptions from its suite of applications by existing customers. This increase was primarily due to the increased focus on the subscription-based revenue business model.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the PASSUR(R) Information Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, subscription-based revenues of approximately $7,078,000 in fiscal 2008 increased $1,832,000, or 35%, compared to approximately $5,246,000 in fiscal 2007. The Company's subscription-based sales for fiscal 2006 were approximately $3,842,000.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped thirty and installed thirty-two Company-owned PASSUR(R) Systems during fiscal 2008 (installations include systems shipped in current and the previous fiscal year). Several units shipped in fiscal 2008 should be installed during fiscal year 2009. The shipped and installed PASSUR(R) Systems were capitalized as part of the Company owned "PASSUR(R) Information Network." The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2009. The Company manufactured thirty PASSUR(R) units in fiscal year 2008. The Company is continuing its manufacturing program in fiscal 2009 and there were thirty PASSUR(R)'s in work-in-process at the end of fiscal 2008. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Information Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and one Company-owned PASSUR(R) Systems located at various airports worldwide at the end of fiscal 2008.

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

During fiscal 2008, cost of revenues increased by approximately $515,000 or 27%, compared to fiscal 2007, primarily due to an increase in headcount related costs, data feeds, communication costs, travel and entertainment expenses, depreciation, as well as amortization of capitalized software assets. This increase was partially offset by an increase in the number of PASSUR(R) Systems added to the PASSUR(R) Network, as well as an increase in the capitalization of software development costs.

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

RESEARCH AND DEVELOPMENT

During fiscal 2008, research and development expenses charged to the P&L decreased by approximately $18,000 or 6%, compared to fiscal 2007. This decrease is primarily due to an increase in the capitalization of costs associated with software development programs. The Company's research and development efforts include activities associated with the enhancement, maintenance and improvement of the Company's existing hardware, software and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during fiscal 2008, 2007, or 2006. Research and development expenses are funded by current operations.

SELLING, GENERAL AND ADMINISTRATIVE

During fiscal 2008, selling, general and administrative expenses increased by approximately $1,287,000, or 51%, compared to fiscal 2007. The increase reflects planned expenditures based on anticipated future demand for our products. This increase in sales and marketing costs is due to the hiring of five additional employees and two consultants, executive recruiting fees, sales commissions, as well as expenditures relating to the introduction of new marketing initiatives.

During fiscal 2007, selling, general and administrative expenses increased by approximately $460,000, or 22%, as compared to fiscal 2006. The increase was primarily due to additional sales and marketing personnel and related expenses, professional fees, and marketing expenses.

The Company does not anticipate the same rate of increase in its sales and marketing efforts in fiscal 2009 to market new and existing products from the PASSUR(R) suite of software applications.

OTHER INCOME (EXPENSE)

Interest income and interest expense to/from unrelated parties were not significant in fiscal 2008, 2007, and 2006.

Interest expense-related party increased by approximately $52,000, or 10%, in fiscal 2008, compared to fiscal 2007. The increase is due to $1,200,000 in higher related-party debt during fiscal 2008.

Interest expense-related party increased by approximately $68,000 or 14%, in fiscal 2007, compared to fiscal 2006. The increase is due to $1,400,000 in higher related-party debt during fiscal 2007.

INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2008, the Company has available a federal net operating loss carry-forward of approximately $12,151,000 for income tax purposes which will expire in various tax years from 2009 through 2025. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $4,571,000 which primarily consists of the net operating loss carry-forwards which are not considered more likely than not to be realizable.

NET INCOME

The Company earned net income of approximately $495,000, or $.09 per diluted share, during fiscal 2008, as compared to net income of approximately $455,000, or $.08 per diluted share, in fiscal 2007.

During fiscal 2008, revenues of approximately $7,572,000 exceeded costs and expenses of approximately $6,478,000 and resulted in income from operations of approximately $1,094,000. Revenues increased by 33% in fiscal 2008 and total costs and expenses increased by approximately $1,784,000, or 38%, as compared to fiscal 2007.

The Company earned net income of approximately $455,000, or $.08 per diluted share, during fiscal 2007, as compared to net income of approximately $103,000, or $.02 per diluted share, in fiscal 2006.

During fiscal 2007, revenues of approximately $5,698,000 exceeded costs and expenses of approximately $4,694,000 and resulted in income from operations of approximately $1,004,000. Revenues increased by 32% in fiscal 2007 and total costs and expenses increased by $958,000, or 26%, as compared to fiscal 2006.

QUARTERLY RESULTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                         -----------------------------------------------------------------------------------------------------
                          OCT. 31,     JULY 31,     APRIL 30,   JANUARY 31,   OCT. 31,     JULY 31,    APRIL 30,    JANUARY 31,
                            2008         2008         2008         2008         2007         2007         2007         2007
                         -----------------------------------------------------------------------------------------------------
TOTAL REVENUES           $1,964,633   $1,997,995   $1,903,269   $1,706,484   $1,537,588   $1,466,793   $1,392,175   $1,301,680

INCOME FROM OPERATIONS      240,351      282,365      272,374      298,676      280,280      291,418      245,983      186,240

NET INCOME                   88,530      126,924      127,277      152,091      143,464      142,264      114,973       53,881

NET INCOME PER COMMON
SHARE - BASIC                  $.02         $.03         $.03         $.04         $.04         $.03         $.03         $.01
NET INCOME PER COMMON
SHARE - DILUTED                $.02         $.02         $.02         $.03         $.03         $.03         $.02         $.01

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2008, the Company's current liabilities exceeded current assets by approximately $1,527,000. The notes payable to a related party of $13,814,880 are due November 1, 2011, thus are included in long-term liabilities at October 31, 2008. At October 31, 2008, the Company's stockholders' deficit was approximately $6,154,000. For fiscal 2008, the Company had net income of approximately $495,000.

Management is addressing the working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 28, 2010. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Net cash provided by operating activities for fiscal 2008 was approximately $2,656,000. Cash flows used in investing activities for fiscal 2008 was approximately $3,945,000 and consisted primarily of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash flows provided by financing activities for fiscal 2008 was approximately $1,219,000 and consisted of $1,200,000 from notes payable-related party, and approximately $19,000 of proceeds from the exercise of stock options. No principal payments on notes payable - related party were made during fiscal 2008.

The Company was profitable in fiscal year 2008. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and increased fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

o     OFF-BALANCE SHEET ARRANGEMENTS

      None.

CERTAIN RELATED PARTY TRANSACTIONS

During fiscal 2008, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $1,200,000, of which $600,000 was loaned to the Company during the three months ended October 31, 2008, bringing the principal amount of notes due to Mr. Gilbert to $13,814,880 on October 31, 2008 and which mature on November 1, 2011. Interest shall be payable at the annual rate of 4.5% from November 1, 2008 to January 31, 2009 payable in cash. Beginning February 1, 2009 through October 31, 2011, the annual interest rate will be 9% payable as follows: interest at the annual rate of 6% will be payable in cash plus the remaining interest at the annual rate of 3% will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Interest payments shall be made annually at October 31 of each year. During fiscal 2007, Mr. Gilbert loaned the Company $1,400,000, bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007. During fiscal 2006, Mr. Gilbert loaned the Company $1,225,000, bringing the principal amount of notes due to Mr. Gilbert to $11,214,880, which, together with accrued interest of $247,867, resulted in a total of $11,462,747 owed to Mr. Gilbert on October 31, 2006. The notes payable are classified as long-term as of October 31, 2008 and 2007. The notes payable-related party are classified as long-term liabilities because no amounts are due before October 31, 2009. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 28, 2010, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

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

RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to current year classifications. The Company historically classified certain components of the PASSUR(R) Network as inventory and based upon its current year re-evaluation of the use of these assets, the Company has reclassified these components as part of the PASSUR(R) Network non-current assets. There is no income statement effect from this reclassification as the amounts previously classified as inventory were not yet placed into service and thus the costs were not yet depreciated. For the fiscal year ended October 31, 2007, the reclassification decreased operating cash flows and short term assets and increased investing cash flows and long term assets by approximately $369,000 and $367,000, respectively. For the fiscal year ended October 31, 2006 the reclassification increased operating cash flows and long term assets and decreased investing cash flows and short term assets by approximately $570,000 and $736,000, respectively.

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

The Company's net capitalized software costs at October 31, 2008 totaled approximately $1,991,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant, and equipment and the PASSUR(R) Network, that, at October 31, 2008, approximated $6,904,000, which accounted for 67% of the Company's total assets. The carrying value of long-lived assets is dependent on the forecasted and actual financial performance, as well as future cash flows of such assets, as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2008, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

As of October 31, 2008, the total net property, plant, and equipment approximated $380,000, the total net PASSUR(R) Network approximated $6,904,000, and the total net software development costs approximated $1,991,000. The total depreciation and amortization expense related to capitalized assets at October 31, 2008 approximated $1,382,000. Management's judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation and amortization expense.

Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the assets, as follows:

Property, plant and equipment       3 to 10 Years
PASSUR(R) Network                   5 to 7 Years
Software development costs          5 Years

The PASSUR(R) Network costs carried on the Company's Consolidated Balance Sheets represents PASSUR(R) Systems and the related software workstations used for the data derived from the PASSUR(R) Systems. The PASSUR(R) Network is comprised of PASSUR(R) Systems installed and supplying data to the company network, as well as related workstations with software and/or PASSUR(R) Systems built but not yet installed in the company network. PASSUR(R) Network assets which are not installed in the network are carried at cost and no depreciation is recorded. Once installed, the PASSUR(R) Systems are depreciated over seven years.

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

For the year ended October 31, 2008, total depreciation and/or amortization of $1,382,000 consisted of $187,000 for property, plant and equipment, $855,000 for the PASSUR(R) Network, and $340,000 for software development costs.

STOCK-BASED COMPENSATION

The Company follows FASB No. 123R "Share-Based Compensation" which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the years ended ended October 31, 2008, 2007, and 2006, stock compensation expense of approximately $100,000, $72,000, and $96,000, respectively, was primarily charged to selling, general and administrative expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurement," which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company's first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company's first quarter of fiscal 2009. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.


In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

      See Part II, Item 7 of this Annual Report on Form 10-K for selected quarterly financial data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2008 and concluded that it is effective.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

      There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS CONTROLS

      The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a Company have been detected. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commissions rules. Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Identification of Directors

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director and the position(s) with the Company, if any, held by each individual.

                                Director   Director Position and Officers
Name                       Age   Since     with Company
---------------------      ---  --------   ------------------------------------
G.S. Beckwith Gilbert      66    1997      Chairman of the Board and a Director

Richard R. Schilling, Jr.  83    1974      Director

John R. Keller             68    1997      Executive Vice President, and a
                                           Director

Bruce N. Whitman           75    1997      Chairman of the Executive Committee
                                           and a Director

Paul L. Graziani           51    1997      Director

James T. Barry             47    2000      President, Chief Executive Officer,
                                           and a Director

James J. Morgan            66    2005      Director

Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualified.

      (b) Identification of Executive Officers

The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual and the year in which he or she began to serve in such capacity.

                                Officer    Officer Position and Officers
Name                       Age   Since     with Company
---------------------      ---  --------   ------------------------------------
James T. Barry             47    1998      President, Chief Executive
                                           Officer, and a Director

Jeffrey P. Devaney         49    2004      Chief Financial Officer,
                                           Treasurer, and Secretary

John R. Keller             68    1970      Executive Vice President and a
                                           Director

Dr. James A. Cole          68    1988      Senior Vice President of Research &
                                           Development

Matthew H. Marcella        51    2003      Vice President of Software
                                           Development

Ron A. Dunsky              46    2003      Vice President of Marketing

Richard C. Scott           51    2008      Senior Vice President of Sales

Each officer is elected to serve at the discretion of the Board of Directors.

      (c) Identification of Certain Significant Employees

      None.

      (d) Family Relationship

      None.

      (e) Business Experience

The following sets forth the business experience during the past five years of each director and executive officer:

G.S. Beckwith Gilbert         Mr. Gilbert has continued to serve as the
                              Company's Chairman of the Board since his election in 1997. Mr. Gilbert was appointed Chief Executive
                              Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. In addition, Mr. Gilbert has been President and Chief Executive Officer of Field Point Capital
                              Management Company, a merchant-banking firm, since
                              1988. He is a partner of Wolsey & Co., a merchant-banking firm, and a Director of Davidson
                              Hubeny Brands. Mr. Gilbert is also the Chairman of the Board of Fellows of Harvard Medical School, a trustee of The Rockefeller University, a Director of the Yale Cancer Center, and a trustee of the Williston Northampton School.

Richard R. Schilling, Jr.     Mr. Schilling has been a Director of the Company
                              since 1974. Mr. Schilling is a member of the law firm of Burns, Kennedy, Schilling & O'Shea, New
                              York, New York.

Bruce N. Whitman              Mr. Whitman has been a Director of the Company
                              since 1997. He is the President, CEO, and a Director of FlightSafety International and has held other positions such as Executive Vice
                              President since 1961. He is currently a Director and Chairman of the Executive Committee of PASSUR
                              Aerospace, Inc., Co-Chairman of the Board and
                              Chairman of the Nominating Committee of the Congressional Medal of Honor Foundation, a
                              Director of the General Aviation Manufacturers
                              Association, and a Director of the Wings Club, and a Director Emeritus of the Smithsonian National
                              Air and Space Museum. He is a member of the Board of Governors of the Aerospace Industries
                              Association, The Wings Club, the Civil Air Patrol and a member of its Executive and Audit
                              Committees, a trustee of the Falcon Foundation, the Kent School, and the National World War II
                              Museum.

Paul L. Graziani              Mr. Graziani has been a Director of the Company
                              since 1997. He is the President and Chief
                              Executive Officer of Analytical Graphics, Inc.
                              (AGI), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities. In recent times, Mr. Graziani has been recognized as "CEO of the Year" by the Philadelphia region's Eastern Technology Council and the Chester County Chamber of Business and Industry; "Entrepreneur of the Year" regional winner by Ernst & Young; and "Businessman of the Year" by the local Great Valley Regional Chamber of Commerce. He sits on the Boards of Directors of the United States Geospatial Intelligence
                              Foundation (USGIF) and Federation of Galaxy
                              Explorers (FOGE), and is a member of the boards of governors for the Civil Air Patrol (CAP) and the Aerospace Industries Association (AIA). He serves on the advisory board for Penn State Great Valley and is an associate fellow of the American
                              Institute of Aeronautics and Astronautics (AIAA).
                              After fulfilling his board tenure, he was recently elected to the honorary position of life director of The Space Foundation.

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

Jeffrey P. Devaney            Mr. Devaney joined the Company as Chief Financial
                              Officer, Treasurer, and Secretary on June 14,
                              2004. Prior to joining the Company, Mr. Devaney was the Chief Financial Officer at Cierant
                              Corporation from 2002 to 2004. From 2000 to 2001, he was a Controller at SageMaker, Inc. From 1995 to 2000 he was the Controller at Information
                              Management Associates, Inc.

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

Richard C. Scott              Mr. Scott joined the Company as Senior Vice
                              President of Sales on May 1, 2008. Prior to joining the Company, Mr. Scott was the Executive
                              Vice President of Sales and Marketing for Antenna
                              Software from 2006 to 2008. From 2003 to 2006, he was the Senior Vice President of North American
                              Sales for Thomson/NETg.

      (f) Involvement in Certain Legal Proceedings

      The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

      (g) Audit Committee Financial Expert

      Our Board of Directors has determined that Paul L. Graziani, Chairman of the Company's Audit Committee, meets the Securities and Exchange Commission's criteria of an "audit committee financial expert" as set forth in item 401(d)(5)(ii) of Regulation S-K. Mr. Graziani acquired the attributes necessary to meet such criteria by holding positions that provided relevant experience. Mr. Graziani is independent, as defined under applicable NASD rules.

      (h) Identification of Audit Committee

      Our Board of Directors has appointed an Audit Committee, consisting of three directors. All of the members of the Audit Committee are independent of our company and management, as independence is defined under applicable National Association of Securities Dealers ("NASD") rules. The Audit Committee consists of Mr. Graziani, Mr. Schilling and Mr. Whitman.

      (i) Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended October 31, 2008, the Company's directors, executive officers, and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them.

      (j) Board Nominations by Shareholders

      There have not been any material changes to the procedures by which the Company's shareholders may recommend nominees to the Company's board of directors as disclosed in the definitive proxy statement on Schedule 14A filed on February 28, 2008 by the Company with the Securities and Exchange Commission in connection with the Company's 2008 annual shareholder meeting.

      (k) Code of Ethics

      The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2008 (the "2009 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

      The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2009 Proxy Statement. Portions of the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2008, are incorporated by reference into Part III of this Form 10-K.

      For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a) Transactions with related persons.

      During fiscal 2008, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $1,200,000, of which $600,000 was loaned to the Company during the three months ended October 31, 2008, bringing the principal amount of notes due to Mr. Gilbert to $13,814,880 on October 31, 2008 and which mature on November 1, 2011. Interest shall be payable at the annual rate of 4.5% from November 1, 2008 to January 31, 2009 payable in cash. Beginning February 1, 2009 through October 31, 2011, the annual interest rate will be 9% payable as follows: interest at the annual rate of 6% will be payable in cash plus the remaining interest at the annual rate of 3% will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Interest payments shall be made annually at October 31 of each year. During fiscal 2007, Mr. Gilbert loaned the Company $1,400,000, bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007. During fiscal 2006, Mr. Gilbert loaned the Company $1,225,000, bringing the principal amount of notes due to Mr. Gilbert to $11,214,880, which, together with accrued interest of $247,867, resulted in a total of $11,462,747 owed to Mr. Gilbert on October 31, 2006. The notes payable are classified as long-term as of October 31, 2008 and 2007. The notes payable-related party are classified as long-term liabilities because no amounts are due before October 31, 2009. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 28, 2010, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

      (b) Director independence.

      The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry, and Mr. Keller, are independent directors, as "independence" is defined in accordance with the NASD standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2009 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) List of documents filed as a part
      of this Annual Report on Form 10-K:                               Page

      (1) Index to consolidated financial statements
      Included in Part II of this Report:

            Report of Independent Registered Public
            Accounting Firm - BDO Seidman, LLP                          F-1

            Consolidated balance sheets as of
            October 31, 2008 and 2007                                   F-2

            Consolidated statements of
            income for the years ended
            October 31, 2008, 2007 and 2006                             F-3

            Consolidated statements of
            stockholders' deficit for the years ended
            October 31, 2008, 2007 and 2006                             F-4

            Consolidated statements of cash
            flows for the years ended
            October 31, 2008, 2007 and 2006                             F-5

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

3.2 The Company's By-laws, dated as of May 16, 1988, are incorporated by reference to Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.1 The Company's 1988 Bonus Pool Plan is incorporated by reference to Exhibit 10-1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.2  The Company's 1988 Stock Option Plan is incorporated by reference to
      Exhibit 10-3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.3 The Company's Amended 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of our Report on Form 8-K filed on April 17, 2006.

10.4 Severance Agreement with Yitzhak N. Bachana effective October 2, 1998 is incorporated by reference from our Form 8-K, dated October 13, 1998.

10.5 Letter of Agreement for employment services, dated December 28, 1999, between the Company and Ken J. McNamara is incorporated by reference to
      Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10.6 Letter of Agreement for employment services, dated September 5, 2002, between the Company and Delon Dotson is incorporated by reference to
      Exhibit 99.1 to our Form 8-K, dated September 12, 2002.

10.7 Debt Agreement, dated November 1, 2003, between the Company and G.S. Beckwith Gilbert is incorporated by reference to Exhibit 10-1 to our Form 8-K, dated January 23, 2004.

10.8 Debt Extension Agreement, dated as of November 1, 2004, between the Company and G.S. Beckwith Gilbert is incorporated by reference to Exhibit
      10.1 to our Current Report on Form 8-K on February 1, 2005.

10.9 Debt Extension Agreement, made as of November 1, 2005, between the Company and G.S. Beckwith Gilbert, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 6, 2006.

10.10 Debt Extension Agreement, made as of November 1, 2006, between the Company and G.S. Beckwith Gilbert, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2007.

10.11 Debt Extension Agreement, made as of November 1, 2007 between the Company and G.S. Beckwith Gilbert is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 17, 2008.

10.12 Debt Extension Agreement, made as of November 1, 2008 between the Company and G.S. Beckwith Gilbert is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 28, 2009.

16 Change in Certifying Accountant is incorporated by reference to our Form 8-K/A, dated October 28, 1998.

21 List of Subsidiaries is incorporated by reference to our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1  Consent of Independent Registered Public Accounting Firm

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

PASSUR AEROSPACE, INC.

DATED: JANUARY 29, 2009  By: /s/ James T. Barry
                              ----------------------------------------
                              James T. Barry
                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DATED: JANUARY 29, 2009       /s/ James T. Barry
                              ----------------------------------------
                              James T. Barry
                              President, Chief Executive Officer and Director
                              (Principal Executive Officer)

DATED: JANUARY 29, 2009       /s/ Jeffrey P. Devaney
                              ----------------------------------------
                              Jeffrey P. Devaney
                              Chief Financial Officer, Treasurer and Secretary
                              (Principal Financial and Accounting Officer)

DATED: JANUARY 29, 2009       /s/ G.S. Beckwith Gilbert
                              ----------------------------------------
                              G.S. Beckwith Gilbert
                              Chairman and Director

DATED: JANUARY 29, 2009       /s/ John R. Keller
                              ----------------------------------------
                              John R. Keller
                              Executive Vice President and Director

DATED: JANUARY 29, 2009       /s/ Richard R. Schilling, Jr.
                              ----------------------------------------
                              Richard R. Schilling, Jr.
                              Director

DATED: JANUARY 29, 2009       /s/ Bruce N. Whitman
                              ----------------------------------------
                              Bruce N. Whitman
                              Chairman of the Executive Committee and Director

DATED: JANUARY 29, 2009       /s/ Paul L. Graziani
                              ----------------------------------------
                              Paul L. Graziani
                              Director

DATED: JANUARY 29, 2009       /s/ James J. Morgan
                              ----------------------------------------
                              James J. Morgan
                              Director

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2008 and 2007 and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended October 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in Part IV, Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                            /s/ BDO Seidman, LLP

Melville, New York
January 28, 2009


                                      F - 1

                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                                 OCTOBER 31,
                                                                            2008            2007
                                                                                        (See Note 1)
                                                                        ----------------------------
ASSETS
Current assets:
   Cash                                                                 $    217,316    $    286,992
   Accounts receivable, net                                                  629,888         794,487
   Prepaid expenses and other current assets                                 146,473          87,123
                                                                        ----------------------------
Total current assets                                                         993,677       1,168,602

Property, plant and equipment, net                                           380,181         327,791
PASSUR(R) Network, net                                                     6,904,158       4,884,487
Software development costs, net                                            1,990,547       1,499,813
Other assets                                                                 101,183          48,611
                                                                        ----------------------------
Total assets                                                            $ 10,369,746    $  7,929,304
                                                                        ============================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                     $    615,639    $    381,262
   Accrued expenses and other current liabilities                            834,132         660,495
   Deferred income, current portion                                        1,070,693         911,394
                                                                        ----------------------------
Total current liabilities                                                  2,520,464       1,953,151

Deferred income, less current portion                                        187,970         128,529
Notes payable--related party                                              13,814,880      12,614,880
                                                                        ----------------------------
                                                                          16,523,314      14,696,560
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                            --              --
   Common shares--authorized 10,000,000 shares, par value
     $.01 per share; issued 4,842,948 in 2008 and 4,787,948 in 2007           48,429          47,879
   Additional paid-in capital                                              4,381,528       4,263,212
   Accumulated deficit                                                    (8,960,050)     (9,454,872)
                                                                        ----------------------------
                                                                          (4,530,093)     (5,143,781)
Treasury Stock, at cost, 696,500 shares in 2008
    and 2007                                                              (1,623,475)     (1,623,475)
                                                                        ----------------------------
Total stockholders' deficit                                               (6,153,568)     (6,767,256)
                                                                        ----------------------------
Total liabilities and stockholders' deficit                             $ 10,369,746    $  7,929,304
                                                                        ============================

          See accompanying notes to consolidated financial statements.


                                      F - 2

                      PASSUR Aerospace, Inc. and Subsidiary

                        Consolidated Statements of Income

                                                              YEARS ENDED OCTOBER 31,
                                                       2008            2007            2006
                                                   --------------------------------------------
Revenues:
   Subscriptions                                   $  7,078,042    $  5,246,468    $  3,842,156
   Maintenance                                          395,438         408,116         419,774
   Other                                                 98,901          43,652          52,292
                                                   --------------------------------------------
   Total revenues                                     7,572,381       5,698,236       4,314,222
                                                   --------------------------------------------
Cost and expenses:
   Cost of revenues                                   2,390,200       1,875,320       1,265,428
   Research and development                             289,609         307,323         419,078
   Selling, general, and administrative expenses      3,798,806       2,511,672       2,051,341
                                                   --------------------------------------------
                                                      6,478,615       4,694,315       3,735,847
                                                   --------------------------------------------
Income from operations                                1,093,766       1,003,921         578,375

Other income (expense):
   Interest income                                        4,970          10,500           6,492
   Interest expense--related party                     (595,068)       (543,179)       (475,263)
                                                   --------------------------------------------
Income before income taxes                              503,668         471,242         109,604
Provision for income taxes                                8,846          16,660           6,689
                                                   --------------------------------------------
Net income                                         $    494,822    $    454,582    $    102,915
                                                   ============================================
Net income per common share - basic                $        .12    $        .11    $        .03
                                                   ============================================
Net income per common share - diluted              $        .09    $        .08    $        .02
                                                   ============================================
Weighted-average number of common shares
   outstanding - basic                                4,130,259       4,091,448       4,091,448
                                                   ============================================
Weighted-average number of common shares
   outstanding - diluted                              5,425,687       5,481,031       5,327,052
                                                   ============================================

          See accompanying notes to consolidated financial statements.


                                      F - 3

                      PASSUR Aerospace, Inc. and Subsidiary

                Consolidated Statements of Stockholders' Deficit

                  Years Ended October 31, 2008, 2007, and 2006

                                  COMMON
                               SHARES AFTER     COMMON       ADDITIONAL                                       TOTAL
                                DEDUCTING       SHARES        PAID-IN       ACCUMULATED      TREASURY     STOCKHOLDERS'
                              TREASURY STOCK    AMOUNT        CAPITAL         DEFICIT          STOCK         DEFICIT
                              ----------------------------------------------------------------------------------------
Balance at October 31, 2005      4,088,115   $     47,846   $  4,094,182   $(10,012,369)   $(1,623,475)   $ (7,493,816)
   Exercise of common stock
   options                           3,333             33            766                                           799
   Stock Based compensation                                       96,316                                        96,316
   Net income                           --                                      102,915                        102,915
                              ----------------------------------------------------------------------------------------
Balance at October 31, 2006      4,091,448         47,879      4,191,264     (9,909,454)    (1,623,475)     (7,293,786)
   Stock Based compensation                                       71,948                                        71,948
   Net income                                                                   454,582                        454,582
                              ----------------------------------------------------------------------------------------
Balance at October 31, 2007      4,091,448         47,879      4,263,212     (9,454,872)    (1,623,475)     (6,767,256)
   Exercise of common stock
   options                          55,000            550         18,400                                        18,950
   Stock Based compensation                                       99,916                                        99,916
   Net income                                                                   494,822                        494,822
                              ----------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2008      4,146,448   $     48,429   $  4,381,528   $ (8,960,050)   $(1,623,475)   $ (6,153,568)
                              ========================================================================================

          See accompanying notes to consolidated financial statements.


                                      F - 4

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                     YEARS ENDED OCTOBER 31,
                                                               2008            2007            2006
                                                                           (See Note 1)    (See Note 1)
                                                           --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $    494,822    $    454,582    $    102,915
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            1,381,744       1,051,446         887,572
     Provision for (recovery of) doubtful accounts
       receivable                                                47,056          (2,068)         32,851
     Non cash stock compensation expense                         99,916          71,948          96,316
     Changes in operating assets and liabilities:
       Accounts receivable                                      117,543        (123,311)       (218,343)
       Prepaid expenses and other current assets                (59,350)         80,782           2,286
       Other assets                                             (52,572)          8,614         (30,800)
       Accounts payable                                         234,377          70,049         (10,024)
       Deferred income                                          218,740         193,194          27,891
          Accrued expenses and other current liabilities        173,637        (284,471)        303,493
                                                           --------------------------------------------
Total adjustments                                             2,161,091       1,066,183       1,091,242
                                                           --------------------------------------------
Net cash provided by operating activities                     2,655,913       1,520,765       1,194,157
                                                           --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                            (2,874,687)     (1,968,477)     (1,746,719)
Software development costs                                     (831,039)       (585,433)       (468,115)
Capital expenditures                                           (238,813)       (290,414)        (73,971)
                                                           --------------------------------------------
Net cash used in investing activities                        (3,944,539)     (2,844,324)     (2,288,805)
                                                           --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from  notes payable--related party                   1,200,000       1,400,000       1,225,000
Proceeds from exercise of stock options                          18,950              --             799
Payments on notes payable                                            --          (4,815)         (4,814)
                                                           --------------------------------------------
Net cash provided by financing activities                     1,218,950       1,395,185       1,220,985
                                                           --------------------------------------------
Increase (decrease) in cash                                     (69,676)         71,626         126,337
Cash--beginning of year                                         286,992         215,366          89,029
                                                           --------------------------------------------
Cash--end of year                                          $    217,316    $    286,992    $    215,366
                                                           ============================================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest-related party                                  $    595,081    $    791,034    $    227,396
   Income taxes                                            $      8,847    $     13,381    $      6,689

          See accompanying notes to consolidated financial statements.


                                      F - 5

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                October 31, 2008

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

PASSUR Aerospace, Inc.'s, (the "Company", "we", or "our") principal business is to provide timely, critical information and solutions to aviation organizations from its proprietary PASSUR(R) Network of live, unique flight information, incorporating decision support software, analytics, as well as web-delivered collaborative decision solutions.

On April 16, 2008, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the Company's name from Megadata Corporation to PASSUR Aerospace, Inc. The Company's new ticker symbol is "PSSR". The amendment to change the Company's name was filed with the Secretary of State of the State of New York on April 22, 2008.

BASIS OF PRESENTATION

At October 31, 2008, the Company's current liabilities exceeded current assets by approximately $1,527,000, it had a stockholder's deficit of approximately $6,154,000, and it earned net income of approximately $495,000 for the year ended October 31, 2008.

Management is addressing the Company's working capital and stockholders' deficiency by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through January 28, 2010. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

Footnotes have been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.


                                      F - 6

                      PASSUR Aerospace, Inc. and Subsidiary

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

RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to current year classifications. Pursuant to the Company's capitalization policy, approximately $367,000 as of October 31, 2007 has been reclassified to the PASSUR(R) Network non-current assets from inventory. The Company historically classified certain components of the PASSUR(R) Network as inventory and based upon its current year re-evaluation of the use of these assets, the Company has reclassified these components as part of the PASSUR(R) Network non-current assets. The Company does not intend to sell the PASSUR(R) systems.There is no income statement effect due to this reclassification as the amounts previously classified as inventory related to units that were not yet placed into service, thus the costs were not yet depreciated. The accompanying consolidated statements of cash flows and balance sheets have been revised to reflect the reclassification to the PASSUR(R) Network from inventory. Accordingly, for the fiscal year ended October 31, 2007, operating cash flows and short term assets decreased and investing cash flows and long term assets increased by approximately $369,000 and $367,000, respectively. For the fiscal year ended October 31, 2006, operating cash flows and long term assets increased and investing cash flows and short term assets decreased by approximately $570,000 and $736,000, respectively.


                                      F - 7

                      PASSUR Aerospace, Inc. and Subsidiary

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

For the fiscal year ended October 31, 2008, the provision for doubtful accounts was approximately $54,000 compared to approximately $7,000, recorded as of the fiscal year ended October 31, 2007. The Company monitors its outstanding accounts receivable balance and believes the $54,000 provision is reasonable.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the estimated useful life of the improvements or the term of the lease, including renewal options expected to be exercised, whichever is shorter. Routine repairs and maintenance are expensed when incurred.

PASSUR(R) NETWORK

The PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation of approximately $4,011,000 and $3,156,000 as of October 31, 2008 and 2007, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. Units that are not placed into service are not depreciated until they are placed in service.


                                      F - 8

                      PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed, are capitalized, after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company begins to amortize such costs to cost of revenues.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2008 are recoverable through anticipated future sales of such applicable products. During fiscal 2008 and 2007, the Company capitalized approximately $831,000 and $585,000, respectively. During fiscal year 2008, 2007, and 2006, the Company recorded approximately $340,000, $284,000, and $217,000 of amortization related to software development projects, respectively, of which certain projects were completed and released for sale and certain projects were still in development as of each year end.

In fiscal 2008 and 2007 the Company did not write off any capitalized software projects.

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


                                      F - 9

                      PASSUR Aerospace, Inc. and Subsidiary

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


                                     F - 10

                      PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                         2008          2007          2006
                                         ----          ----          ----
Basic weighted average shares          4,130,259     4,091,448     4,091,448
   outstanding

Effect of dilutive stock options       1,295,428     1,389,583     1,235,604
                                       -------------------------------------
Diluted weighted average shares
   outstanding                         5,425,687     5,481,031     5,327,052
                                       =====================================
Weighted average shares which are
   not included in the calculation
   of diluted net income per share
   because their impact is
   anti-dilutive

Stock options                            490,073       325,917       676,771

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


                                     F - 11

                      PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows SFAS No. 123R "Share-Based Compensation" which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the fiscal years ended October 31, 2008, 2007, and 2006, stock compensation expense of $100,000, $72,000, and $96,000, respectively, was primarily charged to selling, general and administrative expenses.

The weighted average fair value of options outstanding during the year ended October 31, 2008 was $.75. These options vest over a period of three and five years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal years ended October 31, 2008, 2007, and 2006; risk-free interest rate of 4.47%, volatility factor of the expected market price of the Company's common stock of 128% in fiscal year 2008, 142% in fiscal year 2007, and 135% in fiscal year 2006; no dividend yield: and a weighted-average expected life of the option of 6.5, 6.5, and 6.3 years in fiscal 2008, 2007, and 2006, respectively.

COMPREHENSIVE INCOME

For the fiscal years ended October 31, 2008, 2007, and 2006, the Company's comprehensive income is equivalent to that of the Company's total net income.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurement," which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company's first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company's first quarter of fiscal 2009. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.


                                     F - 12

                      PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.


In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.


                                     F - 13

                      PASSUR Aerospace, Inc. and Subsidiary

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                       ESTIMATED
                                        USEFUL              OCTOBER 31,
                                         LIVES          2008           2007
                                      ----------------------------------------
Leasehold improvements                 3-5 years     $  155,000     $  138,000
Equipment                             5-10 years      2,928,000      2,719,000
Furniture and fixtures                5-10 years        430,000        418,000
                                                     -------------------------
                                                      3,513,000      3,275,000
Less accumulated depreciation and
   amortization                                       3,133,000      2,947,000
                                                     -------------------------
                                                     $  380,000     $  328,000
                                                     =========================

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $187,000, $108,000, and $57,000 for the years ended October 31, 2008, 2007, and 2006, respectively.

3. PASSUR(R) NETWORK

The PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation of approximately $4,011,000 and $3,156,000 as of October 31, 2008 and 2007, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. Units that are not placed into service are not depreciated until they are placed in service. At October 31, 2008 these costs approximated $965,000. During fiscal 2008, 2007, and 2006, the Company capitalized approximately $2,875,000, $1,968,000, and $1,747,000 of costs related to additions to the PASSUR(R) Network, respectively. Included in the PASSUR(R) Network are approximately $901,000, $367,000, and $736,000 of costs pertaining to raw material, work-in-process, and finished goods components during fiscal 2008, 2007, and 2006, respectively. The Company incurred depreciation expense related to PASSUR(R) Network installations during fiscal 2008, 2007, and 2006 of approximately $855,000, $659,000, and $614,000, respectively. In fiscal 2008 and 2007 the Company did not dispose of any PASSUR(R) Network assets.

4. SOFTWARE DEVELOPMENT COSTS

Software development costs are comprised of costs incurred to develop computer software products as well as enhancements to software features of the existing products to be sold or otherwise marketed, after technological feasibility is established and which end when the product is available for release to customers. As of October 31, 2008 and 2007, the Company had approximately $3,248,000, and $2,417,000 of such costs capitalized, and $1,257,000 and
$917,000 of accumulated amortization, respectively. The average amortization period of the Company's software development costs as of October 31, 2008 is approximately 3.1 years.

Amortization expense on these assets for the fiscal years ended October 31, 2008, 2007, and 2006 was approximately $340,000, $284,000, and $217,000, respectively. Future amortization expense for software development costs capitalized where amortization has commenced, as of October 31, 2008 for the years ended October 31, 2009, 2010, 2011, 2012, and 2013 is estimated to approximate $316,000, $280,000, $260,000, $176,000, and $96,000, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                     OCTOBER 31,
                                                  2008         2007
                                                  ----         ----
      Payroll, payroll taxes and benefits       $267,000     $276,000
      Professional fees                          164,000      139,000
      License fees                               220,000       86,000
      Commissions                                 72,000       49,000
      Travel expenses                             22,000       14,000
      Advertising and marketing                       --       21,000
      Other liabilities                           89,000       75,000
                                                ---------------------
                                                $834,000     $660,000
                                                =====================

6. NOTES PAYABLE--RELATED PARTY

During fiscal 2008, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $1,200,000, of which $600,000 was loaned to the Company during the three months ended October 31, 2008, bringing the principal amount of notes due to Mr. Gilbert to $13,814,880 on October 31, 2008 and which mature on November 1, 2011. Interest shall be payable at the annual rate of 4.5% from November 1, 2008 to January 31, 2009 payable in cash. Beginning February 1, 2009 through October 31, 2011, the annual interest rate will be 9% payable as follows: interest at the annual rate of 6% will be payable in cash plus the remaining interest at the annual rate of 3% will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Interest payments shall be made annually at October 31 of each year. During fiscal 2007, Mr. Gilbert loaned the Company $1,400,000, bringing the principal amount of notes due to Mr. Gilbert to $12,614,880 on October 31, 2007. During fiscal 2006, Mr. Gilbert loaned the Company $1,225,000, bringing the principal amount of notes due to Mr. Gilbert to $11,214,880, which, together with accrued interest of $247,867, resulted in a total of $11,462,747 owed to Mr. Gilbert on October 31, 2006. The notes payable are classified as long-term as of October 31, 2008 and 2007. The notes payable-related party are classified as long-term liabilities because no amounts are due before October 31, 2009. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 28, 2010, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

7. LEASES

The Company's research and manufacturing facility is located in Bohemia, New York, and is subject to a lease that was extended for an additional three years commencing November 1, 2006 through October 31, 2009. Minimum rent under this agreement for the period ended October 31, 2008 approximated $97,000. This lease provides for additional payments of real estate taxes and other operating expenses over the minimum rental amount. The Company's headquarters located in Greenwich, CT is rented for the period ending June 30, 2009 at an amount of $90,000 per year. All other operating leases are under a month-to-month arrangement.


                                     F - 14

                      PASSUR Aerospace, Inc. and Subsidiary

7. LEASES (CONTINUED)

                                            Contractual Obligations Under
Fiscal Year Ended October 31:                      Operating Leases
                                                   ----------------
2009                                                  $166,360
                                                      --------
Total Minimum Contractual Obligations                 $166,360
                                                      ========

8. INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2008, the Company has available a federal net operating loss carry-forward of approximately $12,151,000 for income tax purposes which will expire in various tax years from 2009 through 2025. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $4,571,000 which primarily consists of the net operating loss carry-forwards which are not considered more likely than not to be realizable.

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


                                     F - 15

                      PASSUR Aerospace, Inc. and Subsidiary

9. STOCK OPTIONS (CONTINUED)

Information with respect to options during the years ended October 31, 2008, 2007, and 2006 is as follows:

                                         2008                   2007                  2006
                                             WEIGHTED               WEIGHTED              WEIGHTED
                                             AVERAGE                AVERAGE               AVERAGE
                                             EXERCISE               EXERCISE              EXERCISE
                                  OPTIONS    PRICE       OPTIONS    PRICE      OPTIONS    PRICE
                                 ----------------------------------------------------------------
Options outstanding-beginning
   of year                       1,715,500     $ .51    1,675,500     $ .46    1,561,000    $ .49
Options granted                    145,000      3.88       40,000      2.63      172,000      .47
Options forfeited and expired      (20,000)     3.75           --        --      (54,167)    1.42
Options exercised                  (55,000)      .34           --        --       (3,333)     .24
                                 ----------------------------------------------------------------
Options outstanding-end
   of year                       1,785,500     $ .75    1,715,500     $ .51    1,675,500    $ .46
                                 ================================================================
Options exercisable at end
   of year                       1,570,925     $ .47    1,509,185     $ .46    1,248,130    $ .49
                                 ================================================================
Weighted average fair value
   per share of options
   granted during the year           $3.54                  $2.48                   $.47
                                 =========              =========              =========

The following table summarizes information about stock options outstanding at October 31, 2008:

                  OPTIONS                                            OPTIONS
                  OUTSTANDING                                        EXERCISABLE
                  -----------                                        -----------
                              Weighted-Average
                                 Remaining
Range of                         Contractual      Weighted-Average                Weighted-Average
Exercise Prices      Shares         Life           Exercise Price       Shares     Exercise Price
--------------------------------------------------------------------------------------------------
 $ .15 - $ .24      323,500       3.6 years            $ .20           323,500          $ .20
 $ .25 - $ .38      514,000       5.4 years              .28           514,000            .28
 $ .40 - $ .55      480,500       5.5 years              .49           422,925            .50
 $ .63 - $ .84      265,000       1.9 years              .79           265,000            .79
 $1.63 - $4.09      202,500       7.8 years             3.40            45,500           2.54
                  1,785,500                                          1,570,925

As of October 31, 2008 there were 2,166,667 shares of common stock reserved for future issuance under the Company's stock option plan. For the year ended October 31, 2008 stock compensation expense of approximately $100,000 was primarily charged to Selling, General and Administrative expense, consisting of $47,000 for options granted during fiscal year 2008 and $53,000 for non vested options granted prior to October 31, 2007. As of October 31, 2008 there was approximately $477,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.93 years.


                                     F - 16

                      PASSUR Aerospace, Inc. and Subsidiary

9. STOCK OPTIONS (CONTINUED)

Stock option activity during the year ended October 31, 2008, was as follows:

                                                                     Weighted
                                                         Weighted     average
                                                          average    remaining     Aggregate
                                             Number of   exercise    contracted    intrinsic
                                              Options      price    term (years)     value
---------------------------------------------------------------------------------------------
Outstanding at November 1, 2007              1,715,500     $ .51
Options granted                                145,000      3.88
Options exercised                              (55,000)      .34
Options forfeited                              (20,000)     3.75
                                             =========
Options outstanding at October 31, 2008      1,785,500      . 75         4.9       $1,342,000
                                             =========
Options exercisable at October  31, 2008     1,570,925       .47         4.3       $  743,000

The weighted average grant-date fair value of options granted during fiscal year 2008 was $3.54.

A summary of our non-vested shares as of October 31, 2008 and changes during the fiscal year are presented below:

                                                        Weighted average
                                      Shares          grant date fair value
---------------------------------------------------------------------------
Nonvested at November 1, 2007         206,315                 $ .83
Granted                               145,000                  3.88
Vested                               (116,740)                  .52
Forfeited                             (20,000)                 3.75
                                      =======
Nonvested at October 31, 2008         214,575                 $2.79
                                      =======

10. MAJOR CUSTOMERS

The Company is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

During the year ended October 31, 2008, 2007 and 2006 one customer accounted for approximately 12%, 13%, and 16% of total revenues, respectively.

The Company had foreign sales of approximately $238,000, $241,000, and $226,000 in fiscal 2008, 2007, and 2006, respectively. All sales, including foreign sales, are denominated in U.S. dollars.


                                     F - 17

                      PASSUR Aerospace, Inc. and Subsidiary

11. RELATED PARTY TRANSACTIONS

For the years ended October 31, 2007 and 2006, the Company paid approximately $246,000 and $98,000, respectively, to Surf-Tech Manufacturing, Inc. (a non-public corporation) for materials and labor in connection with the production of various replacement, new, and upgraded equipment for PASSUR(R) systems. The Company believes that these rates are competitive and are at or below market rates. A Company Executive Vice President and Director was a 50% shareholder of the aforementioned company through July 31, 2007, at which time such shares were sold and was no longer considered a related party.

12. ROYALTY AGREEMENT

The Company is a party to a license agreement, as amended in fiscal 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR(R) systems for use with airline dispatch systems and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR(R) Systems and/or data subscriptions for noise applications, dispatch activites, and new applications based on modifications to existing designs. The Company pays a royalty based on the number of PASSUR(R) Systems sold and/or installed and generating subscription revenues subject to a minimum annual royalty of $75,000. As of October 31, 2008 and 2007, the Company had $220,000 and $86,000 accrued respectively, as a component of accrued expenses and other accrued liabilities, respectively. This license agreement is in effect until the date of expiration of the last licensed patent to expire, which occurs in 2013.

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

13. QUARTERLY RESULTS OF OPERATIONS

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2008 and 2007. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited financial statements and all necessary adjustments, consisting of any normal recurring adjustments, have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances have been reclassified to conform to the presentation of balances as stated in this Annual Report on Form 10-K.


                                     F - 18

                      PASSUR Aerospace, Inc. and Subsidiary

13. QUARTERLY RESULTS OF OPERATIONS (CONTINUED)

                                                                    THREE MONTHS ENDED
                         -----------------------------------------------------------------------------------------------------
                            OCT. 31,     JULY 31,    APRIL 30,     JAN. 31,     OCT. 31,     JULY 31,    APRIL 30,     JAN. 31,
                               2008         2008         2008         2008         2007         2007         2007         2007
                         -----------------------------------------------------------------------------------------------------
TOTAL REVENUES           $1,964,633   $1,997,995   $1,903,269   $1,706,484   $1,537,588   $1,466,793   $1,392,175   $1,301,680

INCOME FROM OPERATIONS      240,351      282,365      272,374      298,676      280,280      291,418      245,983      186,240

NET INCOME                   88,530      126,924      127,277      152,091      143,464      142,264      114,973       53,881

NET INCOME PER COMMON
SHARE-BASIC                    $.02         $.03         $.03         $.04         $.04         $.03         $.03         $.01
NET INCOME PER COMMON
SHARE-DILUTED                  $.02         $.02         $.02         $.03         $.03         $.03         $.02         $.01


                                     F - 19

                      PASSUR Aerospace, Inc. and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts

                                BALANCE AT    CHARGED TO    CHARGED                      BALANCE
                                BEGINNING     COSTS AND     TO OTHER                     AT END OF
DESCRIPTION                     OF PERIOD     EXPENSES      ACCOUNTS       DEDUCTIONS    PERIOD
---------------------------------------------------------------------------------------------------
Year Ended October 31, 2008;
---------------------------------------------------------------------------------------------------
Reserves and allowances
deducted from asset
accounts:
---------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable.            $    6,545     $81,974           $ --       $(34,919)    $   53,600
---------------------------------------------------------------------------------------------------
Valuation allowance on
deferred tax asset               4,855,000                   (284,000)(a)                 4,571,000
---------------------------------------------------------------------------------------------------
                                 4,861,545      81,974       (284,000)       (34,919)     4,624,600
---------------------------------------------------------------------------------------------------
Year Ended October 31, 2007;
---------------------------------------------------------------------------------------------------
Reserves and allowances
deducted from asset
accounts:
---------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable.                 8,612      32,653                       (34,720)         6,545
---------------------------------------------------------------------------------------------------
Valuation allowance on
deferred tax asset               5,589,000                   (734,000)(a)                 4,855,000
---------------------------------------------------------------------------------------------------
                                 5,597,612      32,653       (734,000)       (34,720)     4,861,545
---------------------------------------------------------------------------------------------------
Year Ended October 31, 2006;
Reserves and allowances
deducted from asset
accounts:
---------------------------------------------------------------------------------------------------
Reserve for estimated
doubtful accounts -
accounts receivable.                 6,275      32,851                       (30,514)         8,612
---------------------------------------------------------------------------------------------------
Valuation allowance on
deferred tax asset               6,365,000                   (776,000)(a)                 5,589,000
                                -------------------------------------------------------------------
                                $6,371,275     $32,851      $(776,000)      $(30,514)    $5,597,612
                                ===================================================================

(a)   Valuation allowance for deferred tax assets.


                                       S-1
                                                                   Page 58 of 58