Form 10-K/A
period 2008-10-31
PASSUR Aerospace, Inc.
filed 2009-03-16
CIK 225628

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.1)
(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2008.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         COMMISSION FILE NUMBER: 0-7642

                             PASSUR AEROSPACE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW YORK                                        11-2208938
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
      INCORPORATION OF ORGANIZATION)                         IDENTIFICATION NO.)

 47 ARCH STREET, GREENWICH, CONNECTICUT                             06830
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (203) 622-4086
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                           WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per share                        None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [ ]
      Accelerated filer [ ]
      Non-accelerated filer [ ]
      Smaller Reporting Company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [ ] No [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 30, 2008 - $3,817,000

      The number of shares outstanding of Registrant's Common Stock, par value $0.01, as of January 30, 2009 - 4,146,448

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.
================================================================================

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A hereby amends the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, which the registrant filed with the Securities and Exchange Commission on January 29, 2009. This amendment is being filed to amend or include certain disclosure contained in Part III, Items 10, 11, 12 and 14. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of the registrant's chief executive officer and chief financial officer are attached as exhibits hereto.

      Except as described above, no other portion of the Form 10-K for the fiscal year ended October 31, 2008 is amended hereby. No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the registrant's filings made with the Securities and Commission subsequent to the date of such Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(I) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the SEC. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. In March 2009, it came to the Company's attention that a number of reports required by Section 16(a) of the Exchange Act had inadvertently not been filed with the SEC - specifically Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership). In addition, the failure to file these reports was not properly documented in several of the Company's Annual Reports on Forms 10-K and Definitive Proxy Statements, as filed with the SEC. The Company is in the process of notifying the delinquent filers so that the required filings are made.

(K) CODE OF ETHICS

The Company has adopted a Code of Ethics and Business Conduct that applies to all officers, directors, and employees regarding their obligations in the conduct of Company affairs. The Company's Code of Ethics and Business Conduct is available on the Company's website at www.passur.com.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION PHILOSOPHY AND OBJECTIVES OF OUR EXECUTIVE COMPENSATION PROGRAM

The Compensation Committee is responsible for setting and monitoring the effectiveness of the compensation provided to the Company's named executive officers. In its decision-making, the Compensation Committee is guided by a compensation philosophy designed to reward named executive officers for the achievement of business goals and the maximization of shareholder returns. Specific levels of pay and incentive opportunity are determined by the competitive market for executive talent and, where appropriate, the need to invest in the future growth of the business. The compensation program, which provides incentives for named executive officers to achieve the short-term and long-term goals of the Company, comprises four key components: base salary, annual bonus awards, stock option awards, and benefits.

BASE SALARY - Actual salaries are based on individual performance contributions within a tiered salary range for each position that is established through job evaluation and competitive comparisons.

ANNUAL BONUS AWARDS - The Company's bonus program is intended to reward named executive officers for the achievement of various annual performance goals as approved by the Compensation Committee.

STOCK OPTION AWARDS - The Compensation Committee strongly believes that by providing named executive officers an opportunity to own shares of the Company's Common Stock, the best interests of shareholders and executives will be closely aligned. The number of outstanding stock options held by named executive officers as of October 31, 2008 is disclosed in the "Outstanding Equity Awards at Fiscal 2008 Year-End" table.

BENEFITS - Executive officers are eligible to participate in benefit programs designed for all full-time employees of the Company. These programs include a 401(k) plan, medical, dental, vision, group life, disability, accidental death and dismemberment insurance. The Chief Executive Officer is provided with a vehicle.

ANALYSIS OF 2008 COMPENSATION DECISIONS

For fiscal 2008, the Compensation Committee determined that Mr. Barry, the Chief Executive Officer, was eligible for an annual salary increase and bonus award. The amount of salary increase and bonus was not determined pursuant to a specific formula. Instead, Mr. Barry's compensation was determined by the Compensation Committee based upon its evaluation regarding Mr. Barry's overall performance and, therefore, the Committee decided to increase his base salary. The Compensation Committee considered the base compensation levels provided to other Company executives, including newly hired executives. In addition, based on Mr. Barry's years of service with the Company, the Compensation Committee determined it was appropriate to reduce the at-risk component of his compensation so that the $100,000 bonus he received in the previous fiscal year was incorporated into his salary. Mr. Barry received a $125,000 salary increase and was awarded a $23,270 bonus for fiscal 2008.

In addition, the Compensation Committee determined to increase the salary of Dr. Cole, Mr. Devaney, and Mr. Keller by $25,000, $10,000, and $18,000, respectively, for their contribution to the Company's performance in fiscal 2008.

Base salary increases for Mr. Barry, Dr. Cole, Mr. Devaney, and Mr. Keller were made in February, April, and June 2008, respectively.

                                                                              PRIOR      CURRENT
                                                                               BASE        BASE
          NAME                                 TITLE                          SALARY     SALARY
          ----                                 -----                          ------     ------
James T. Barry          Chief Executive Officer                              $150,000    $275,000

Dr. James  A. Cole      Senior Vice President of Research and Development    $190,000    $215,000

Jeffrey P. Devaney      CFO, Treasurer, and Secretary                        $135,000    $145,000

John R. Keller          Executive Vice President                             $152,000    $170,000

Except for Mr. Barry, none of the Company's named executive officers were awarded a bonus for fiscal 2008. Additionally, none of the Company's named executive officers were granted stock options or equity-based awards during fiscal 2008.

                           SUMMARY COMPENSATION TABLE

The following tables set forth the compensation for the 2008 and 2007 fiscal years of the Chief Executive Officer, the Chief Financial Officer, and the Company's three other most highly compensated Executive Officers whose total compensation exceeded $100,000 during such year.

                                                                                            CHANGE IN
                                                                                             PENSION
                                                                                            VALUE AND
                                                                                          NONQUALIFIED
                                                                           NON-EQUITY       DEFERRED
      NAME AND PRINCIPAL                              STOCK    OPTION    INCENTIVE PLAN   COMPENSATION    ALL OTHER
           POSITION            YEAR   SALARY   BONUS  AWARDS  AWARDS(1)  COMPENSATION(2)    EARNINGS    COMPENSATION(3)    TOTAL
           --------            ----   ------   -----  ------  ---------  ---------------    --------    ---------------    -----
       James T. Barry          2008  $226,730    --     --         --        $23,270            --         $12,000       $262,000
      President and CEO        2007  $150,000    --     --     $6,555       $100,000            --          $9,000       $265,555

     Jeffrey P. Devaney        2008  $138,616    --     --         --             --            --              --       $138,616
CFO, Treasurer, and Secretary  2007  $132,116    --     --     $5,520             --            --              --       $137,636

      Dr. James A. Cole        2008  $208,365    --     --     $5,522             --            --              --       $213,887
  Senior Vice-President of     2007  $179,923    --     --     $6,355             --            --              --       $186,278
  Research and Development

     Matthew H. Marcella       2008  $156,500    --     --         --             --            --              --       $156,500
      Vice-President of        2007  $148,942    --     --     $2,914             --            --              --       $151,856
    Software Development

       John R. Keller          2008  $155,864    --     --         --             --            --              --       $155,864
  Executive Vice President     2007  $142,134    --     --     $2,459             --            --              --       $144,593

1) Represents the compensation expense recognized for financial statement reporting purposes in fiscal 2008 and 2007 for the fair value of stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, except for any estimated forfeitures related to service-based vesting conditions; rather than an amount paid to or realized by the named executive officer. See "Stock Based Compensation" in
      Note 1 to the 2008 and 2007 consolidated financial statements in the Company's Form 10-K for the fiscal years ended October 31, 2008 and 2007 for a discussion of the assumptions made in calculating this amount.
2) Represents cash awards under the Company's 2008 and 2007 performance based bonus plan. The amount earned in fiscal 2008 was paid in fiscal 2009 and the amount earned in fiscal 2007 was paid in fiscal 2008.
3) Represents the Chief Executive Officer's personal use portion of the Company vehicle.

                        2008 GRANTS OF PLAN-BASED AWARDS

The following table provides information on the annual incentive bonus that the Chief Executive Officer was eligible to receive in fiscal 2008 under the Company's 2008 performance based bonus program. There were no Equity Incentive Plan Awards or Other Stock Awards in fiscal 2008.

                         ESTIMATED FUTURE PAYOUTS UNDER
                        NON-EQUITY INCENTIVE PLAN AWARDS

                                                                  ALL OTHER
                                                                   OPTION
                                                                   AWARDS:                     GRANT DATE
                                                                  NUMBER OF                    FAIR VALUE
                                                                  SHARES OF     EXERCISE OR     OF STOCK
                     GRANT                                        STOCK OR     BASE PRICE OF     OPTION
      NAME            DATE     THRESHOLD     TARGET     MAXIMUM     UNITS      OPTION AWARDS     AWARDS
      ----            ----     ---------     ------     -------     -----      -------------     ------
James T. Barry        2008         --      $23,270(1)      --        --             --             --
President and CEO

1) The amount shown reflects an estimated payment for achievement of certain goals as defined by the Company's Compensation Committee under the 2008 performance based bonus plan.


               OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END


                                                                  EQUITY
                                                              INCENTIVE PLAN
                                NUMBER OF       NUMBER OF     AWARDS: NUMBER
                                SECURITIES      SECURITIES     OF SECURITIES
                                UNDERLYING      UNDERLYING       UNDERLYING
                               UNEXERCISED     UNEXERCISED      UNEXERCISED      OPTION         OPTION
                               OPTIONS (#)     OPTIONS (#)        UNEARNED      EXERCISE      EXPIRATION
NAME                           EXERCISABLE    UNEXERCISABLE     OPTIONS (#)     PRICE ($)        DATE
----                           -----------    -------------     -----------     ---------        ----
James T. Barry                     40,000           --               --           $0.15        7/13/2009
President and CEO                  25,000           --               --           $0.15        7/13/2009
                                    7,500           --               --           $1.63        1/26/2010
                                   30,000           --               --           $2.75         4/9/2010
                                   50,000           --               --           $0.81        7/16/2010
                                   30,000           --               --           $0.78       10/31/2010
                                  100,000           --               --           $0.25        4/13/2013
                                   30,000           --               --           $0.30         3/7/2014
                                   67,000           --               --           $0.51         4/6/2014
                                   20,000           --               --           $0.24       11/15/2014
                                   ------
                                  399,500           --               --

Jeffrey P. Devaney                 50,000           --               --           $0.24       11/15/2014
CFO, Treasurer, and                30,000           --               --           $0.24       11/15/2014
Secretary                          ------
                                   80,000           --               --

Dr. James A. Cole                  15,000           --               --           $0.15        7/13/2009
Senior Vice-President of           30,000           --               --           $0.84        7/26/2010
Research and Development            5,000           --               --           $0.40       10/21/2012
                                   20,000           --               --           $0.36        7/23/2013
                                   50,000           --               --           $0.28         6/6/2015
                                   13,333         6,667              --           $0.52       12/28/2015
                                   ------         -----
                                  133,333         6,667

Matthew H. Marcella                30,000           --               --           $0.41         7/1/2011
Vice-President of Software          5,000           --               --           $0.40       10/21/2012
Development                        20,000           --               --           $0.36        7/23/2013
                                   30,000           --               --           $0.30         3/9/2014
                                   30,000           --               --           $0.51         4/6/2014
                                   ------
                                  115,000

John R. Keller                     12,500           --               --           $0.15        7/13/2009
Executive Vice-President           30,000           --               --           $0.84        7/13/2009
                                   15,000           --               --           $0.25        4/13/2013
                                   30,000           --               --           $0.30        3/14/2014
                                   20,000           --               --           $0.24       11/15/2014
                                   ------
                                  107,500

(1) Prior to February 1, 2007, options vest ratably over a three year period in equal annual increments. Stock options granted after February 1, 2007 vest ratably over a five year period in equal annual increments. The named executive officers have not been granted any stock options that vest over a five year period. Options expire after the tenth anniversary of the grant date.

OPTION EXERCISES

                                OPTION AWARDS
                                -------------
                               NUMBER OF SHARES        VALUE REALIZED ON
NAME                         ACQUIRED ON EXERCISE          EXERCISE
----                         --------------------          --------
Dr. James A. Cole                   20,000                 $67,400
John R. Keller                      20,000                 $67,400
Matthew H. Marcella                 15,000                 $57,600

NONQUALIFIED DEFERRED COMPENSATION

The Company does not maintain any nonqualified deferred compensation plans for its named executive officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

All named executive officers of the Company are employed on an at-will basis. There are no contracts, agreements, plans, or arrangements that provide for payments to a named executive officer at, following, or in connection with any termination, or change in the named executive officers' responsibilities. Under the Company's 1999 Stock Incentive Plan and 2009 Stock Incentive Plan (which is being presented for shareholder approval at the Annual Meeting), all outstanding stock options and other equity based awards will immediately vest upon a change in control of the Company, unless a specific grant provides otherwise. All unvested stock options currently held by named executive officers will immediately vest upon a change in control of the Company. The aggregate value of unvested stock options at October 31, 2008 is zero because the weighted average of the exercise price of the total of all unvested stock options exceeds the market price as of October 31, 2008.

                        FISCAL 2008 DIRECTOR COMPENSATION

Directors who are not employees of the Company are currently paid $500 for each meeting of the Board of Directors and each committee meeting attended in person or by phone, except for Mr. Gilbert, who receives a retainer of approximately $16,000 per annum for services as such and does not receive any meeting fees. Mr. Barry and Mr. Keller, who are employees of the Company, receive no additional compensation for their services as Directors of the Company. Directors are reimbursed for expenses they incur to attend meetings of the Board and its committees.

On September 12, 2005, Mr. Morgan received options to purchase 30,000 shares of common stock when he joined the Board of Directors. The options vested ratably over a three year period. On September 12, 2005, to compensate for their service on the Executive Committee, Mr. Graziani and Mr. Whitman received options to purchase 25,000 shares of common stock, which also vested ratably over a three year period.

In addition, on April 13, 2006, to compensate Mr. Whitman, Mr. Morgan, and Mr. Graziani for services as the Chairmen of the Executive Committee, the Compensation Committee and the Audit Committee, respectively, each received options to purchase an additional 25,000 shares of common stock, which vest ratably over a three year period. The Company, in fiscal year 2008, did not grant any stock options to named Executive Officers.

The table below sets forth the compensation of the Company's non-employee Directors for the 2008 fiscal year.

                             DIRECTORS' COMPENSATION

                                  FEES
                               EARNED OR
                                PAID IN     STOCK      OPTION
NAME                              CASH      AWARDS     AWARDS        TOTAL
----                              ----      ------     ------        -----
G.S. Beckwith Gilbert          $15,912(1)     --          --         $15,912
Richard R. Schilling, Jr.      $ 2,000(2)     --          --         $ 2,000
Bruce N. Whitman               $ 2,000(2)     --      $5,187(3)      $ 7,187
Paul L. Graziani               $ 2,000(2)     --      $5,187(3)      $ 7,187
James J. Morgan                $ 2,000(2)     --      $5,187(3)      $ 7,187

(1)   For services rendered as Chairman of the Board.
(2) Directors who are not employees of the Company receive $500 for regular Board meetings and $500 per Committee meeting attended in person or by teleconference.
(3) Represents the compensation expense recognized for financial statement reporting purposes in fiscal 2008 for the fair value of stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, except for any estimated forfeitures related to service-based vesting conditions; rather than an amount paid to or realized by the director. See "Stock Based Compensation" in Note 1 to the 2008 consolidated financial statements in the Company's Form 10-K for the fiscal year ended October 31, 2008 for a discussion of the assumptions made in calculating this amount.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2008 with respect to the Company's common stock that may be issued under its existing equity compensation plans. The table shows the number of securities to be issued under equity compensation plans that have been approved by shareholders. The Company does not have any equity compensation plans that were not approved by shareholders.

                                                                                          NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE
                                                                                           FOR FUTURE ISSUANCE
                                                                                              UNDER EQUITY
                                          NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE     COMPENSATION PLANS
                                          BE ISSUED UPON EXERCISE     EXERCISE PRICE OF   (EXCLUDING SECURITIES
                                          OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   REFLECTED IN COLUMN
PLAN CATEGORY                              WARRANTS, AND RIGHTS     WARRANTS, AND RIGHTS          (A))
---------------------------------------------------------------------------------------------------------------
                                                    (A)                      (B)                   (C)
EQUITY COMPENSATION PLAN APPROVED BY
  SECURITY HOLDERS                               1,785,500                  $.75                 381,167
EQUITY COMPENSATION PLAN NOT APPROVED
  BY SECURITY HOLDERS                                --                       --                    --
---------------------------------------------------------------------------------------------------------------
TOTAL                                            1,785,500                  $.75                 381,167

The preceding table does not include the additional 500,000 shares proposed to be authorized under the 2009 Stock Incentive Plan, subject to shareholder approval at the Annual Meeting, or take into account the 381,167 share reduction (based on stock options outstanding as of October 31, 2008) that resulted from the expiration of the Company's 1999 Stock Incentive Plan on March 22, 2009.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to the only persons who, to the best knowledge of the Company as derived from such person's filings with the Securities and Exchange Commission, beneficially owned more than 5% of the Common Stock of the Company as of February 22, 2009. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

      NAME AND ADDRESS                AMOUNT AND NATURE       PERCENT OF
      OF BENEFICIAL OWNER                OF OWNERSHIP          CLASS(1)
      ------------------------------------------------------------------
      G.S. Beckwith Gilbert              2,723,515(2)           65.68
      47 Arch Street
      Greenwich, CT 06830

      James T. Barry                       399,500(3)            8.79
      47 Arch Street
      Greenwich, CT 06830

      John R. Keller                       224,500(4)            5.28
      35 Orville Drive
      Bohemia, NY 11716

      Bruce N. Whitman                     229,667(5)            5.41
      FlightSafety International
      Marine Air Terminal
      LaGuardia Airport
      Flushing, NY 11371

(1) For the purposes of this table, "Percent of Class" held by each person has been calculated based on a total class equal to the sum of (i) 4,146,448 shares of Common Stock issued and outstanding on February 22, 2009, plus
      (ii) for such person the number of shares of Common Stock subject to Stock Options or Warrants presently exercisable, or exercisable within 60 days after February 22, 2009, held by that person.

(2) Mr. Gilbert has shared voting and investment power with respect to 70,000 shares included in the above table.

(3) Includes 399,500 shares of Common Stock subject to Stock Options presently exercisable, or exercisable within 60 days after February 22, 2009, held by Mr. Barry.

(4) Includes 107,500 shares of Common Stock subject to Stock Options presently exercisable, or exercisable within 60 days after February 22, 2009, held by Mr. Keller.

(5) Includes 95,000 shares of Common Stock subject to Stock Options presently exercisable, or exercisable within 60 days after February 22, 2009, held by Mr. Whitman.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock, $0.01 par value, beneficially owned by each Director of the Company, each nominee for Director of the Company, each Executive Officer of the Company, and all Directors, Nominees and Executive Officers of the Company, as a group as of February 22, 2009. Unless otherwise indicated below, each person indicated in the table has sole voting and investment power with respect to all shares included therein.

                                           AMOUNT AND NATURE OF    PERCENT OF
      NAME OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP     CLASS (1)
      -----------------------------------------------------------------------
      G.S. Beckwith Gilbert                    2,723,515(2)           65.68
      Bruce N. Whitman                           229,667(3)            5.41
      John R. Keller                             224,500(4)            5.28
      Richard R. Schilling, Jr.                   33,000(5)             .79
      Dr. James A. Cole                          179,400(6)            4.19
      Paul L. Graziani                           101,667(7)            2.40
      James J. Morgan                             85,000(8)            2.00
      James T. Barry                             399,500(9)            8.79
      Jeffrey P. Devaney                          80,000(10)           1.89
      Matthew H. Marcella                        130,000(11)           3.05
      Ron A. Dunsky                              165,000(12)           3.83

      Officers and Directors as a Group
      (11 persons)                             4,351,249             103.31
      ---------------------------------------------------------------------

(1) For the purposes of this table, "percent of class" held by each person has been calculated based on a total class equal to the sum of (i) 4,146,448 shares of Common Stock issued and outstanding on February 22, 2009, plus
      (ii) for such person the number of shares of Common Stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after February 22, 2009, held by that person.

(2) Mr. Gilbert has shared voting and investment power with respect to 70,000 shares included in the above table.

(3) Includes 95,000 options that are exercisable out of the total 95,000 granted Mr. Whitman.

(4) Includes 107,500 options that are exercisable out of the total 107,500 granted Mr. Keller.

(5) Includes 30,000 options that are exercisable out of the total 30,000 granted Mr. Schilling.

(6) Includes 140,000 options that are exercisable out of the total 140,000 granted Dr. Cole.

(7) Includes 95,000 options that are exercisable out of the total 95,000 granted Mr. Graziani.

(8) Includes 85,000 options that are exercisable out of the total 85,000 granted Mr. Morgan.

(9) Includes 399,500 options that are exercisable out of the total 399,500 granted Mr. Barry.

(10) Includes 80,000 options that are exercisable out of the total 80,000 granted Mr. Devaney.

(11) Includes 115,000 options that are exercisable out of the total 115,000 granted Mr. Marcella.

(12) Includes 165,000 options that are exercisable out of the total 165,000 granted Mr. Dunsky.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND AUDIT RELATED FEES

The aggregate fees billed to the Company for the fiscal years ended October 31, 2008, and 2007, respectively, by the Company's independent registered public-accountants, BDO Seidman, LLP, are as follows:

                                      2008             2007
                                      ----             ----

      Audit Fees                    $129,500         $121,000

      Audit Related Fees            $  4,250         $ 14,750

      Tax fees                      $ 19,000         $ 17,500
                                    --------         --------
      Total                         $152,750         $153,250

AUDIT FEES:

Fees billed to the Company by BDO Seidman, LLP, relate to the services rendered for (i) the audit of the Company's annual financial statements set forth in the Company's Annual Report on Form 10-K, and (ii) the review of the Company's quarterly financial statements set forth in the Company's Quarterly Report on Form 10-Q for fiscal years ended October 31, 2008, and 2007, respectively.

AUDIT RELATED FEES:

Audit related fees billed to the Company by BDO Seidman, LLP, during fiscal 2008 and 2007 related to the Company's pending registration statement to be filed.

TAX FEES:

Tax fees billed to the Company for fiscal years 2008 and 2007 are comprised of fees for preparing federal and state tax returns and related tax compliance matters. The Audit Committee has considered whether the provision of non-audit fees for services is compatible with maintaining the principal accountant's independence.

ALL OTHER FEES:

There were no other fees paid for professional services to the principal accountants for fiscal years 2008 and 2007.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

Consistent with SEC policies regarding auditor independence, the Audit Committee (the "Audit Committee") has responsibility for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to review and pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services.

Prior to engagement of the independent registered public accounting firm, the Audit Committee will pre-approve all auditing services and all permitted non-audit services (including the fees and terms thereof), except those not requiring pre-approval based upon the de minimus exception set forth in Section 202(i)(1)(b) of the Sarbanes-Oxley Act of 2002, to be performed by the registered public accounting firm, to the extent required by law, according to established procedures. The Audit Committee may delegate to one or more Audit Committee members the authority to grant pre-approvals for audit and permitted non-audit services to be performed by the registered public accounting firm, provided that the decisions of such members to grant pre-approvals will be presented to the full Audit Committee at its next regularly scheduled meeting.

All of the services provided by BDO Seidman, LLP, as described above were approved by the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index to Financial Statements and Exhibits

      (3) EXHIBITS

      Exhibit 31.1      Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2      Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1      Certification of the Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2      Certification of the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2009.

PASSUR AEROSPACE, INC.

By: /s/ Jeffrey P. Devaney
--------------------------
Jeffrey P. Devaney
Chief Financial Officer, Treasurer and Secretary