Form 10-Q
period 2009-01-31
PASSUR Aerospace, Inc.
filed 2009-03-17
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2009
                                                ----------------


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

Large accelerated filer [ ]          Accelerated filer [ ]

Non-accelerated filer   [ ]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).         Yes        No   X
                                    -----     -----

     ======================================================================
               There were 4,146,448 shares of common stock with a par value of $0.01 per share outstanding as of March 13, 2009.

                                      INDEX

                      PASSUR Aerospace, Inc. and Subsidiary

                                                                            Page

PART I.     Financial Information                                              3

Item 1.     Financial Statements

            Consolidated Balance Sheets - January 31, 2009 (unaudited)
            and October 31, 2008.                                              3

            Consolidated Statements of Operations (unaudited)
            Three months ended January 31, 2009 and 2008.                      4

            Consolidated Statements of Cash Flows (unaudited)
            Three months ended January 31, 2009 and 2008.                      5

            Notes to Consolidated Financial
            Statements (unaudited) - January 31, 2009.                         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                              13

Item 4.     Controls and Procedures.                                          21

PART II.    Other Information                                                 22

Item 6.     Exhibits.                                                         22

Signatures.                                                                   23

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets
                                                                        JANUARY 31,     OCTOBER 31,
                                                                           2009            2008
                                                                       ------------    ------------
                                                                        (UNAUDITED)     (Audited)
ASSETS
Current assets:
   Cash                                                                 $    133,509    $    217,316
   Accounts receivable, net                                                  803,997         629,888
   Prepaid expenses and other current assets                                 236,692         146,473
                                                                        ------------    ------------
Total current assets                                                       1,174,198         993,677

Property, plant and equipment, net                                           327,443         380,181
PASSUR(R) Network, net                                                     7,216,261       6,904,158
Software development costs, net                                            2,073,269       1,990,547
Other assets                                                                 150,374         101,183
                                                                        ------------    ------------
Total assets                                                            $ 10,941,545    $ 10,369,746
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                     $    747,488    $    615,639
   Accrued expenses and other current liabilities                            986,613         834,132
   Deferred income, current portion                                        1,029,951       1,070,693
   Accrued expenses-related party                                            158,871            --
                                                                        ------------    ------------
Total current liabilities                                                  2,922,923       2,520,464

Deferred income, less current portion                                        247,486         187,970
Notes payable--related party                                              13,814,880      13,814,880
                                                                        ------------    ------------
                                                                          16,985,289      16,523,314
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                          --              --
Common shares--authorized 10,000,000 shares, par value
$.01 per share; issued 4,842,948  in 2009 and 2008                            48,429          48,429
Additional paid-in capital                                                 4,415,621       4,381,528
   Accumulated deficit                                                    (8,884,319)     (8,960,050)
                                                                        ------------    ------------
                                                                          (4,420,269)     (4,530,093)
  Treasury Stock, at cost, 696,500 shares in 2009
     and 2008                                                             (1,623,475)     (1,623,475)
                                                                        ------------    ------------
Total stockholders' deficit                                               (6,043,744)     (6,153,568)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $ 10,941,545    $ 10,369,746
                                                                        ============    ============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                     THREE MONTHS ENDED JANUARY 31,
                                                        2009              2008
                                                   --------------    --------------
Revenues:
   Subscriptions                                   $    1,922,065    $    1,590,086
   Maintenance                                             89,861           103,515
   Other                                                   64,459            12,883
                                                   --------------    --------------
Total revenues                                          2,076,385         1,706,484
                                                   --------------    --------------

Cost and expenses:

   Cost of revenues                                       672,252           606,020
   Research and development                                70,075            71,140
   Selling, general, and administrative expenses        1,090,590           730,648
                                                   --------------    --------------
                                                        1,832,917         1,407,808
                                                   --------------    --------------

Income from operations                                    243,468           298,676

Other income (expense):
   Interest income                                            108             2,609
   Interest expense--related party                       (158,871)         (145,071)
                                                   --------------    --------------
Income before income taxes                                 84,705           156,214
Provision for income taxes                                  8,974             4,123
                                                   --------------    --------------
Net income                                         $       75,731    $      152,091
                                                   ==============    ==============


Net income per common share--basic                 $          .02    $          .04
                                                   ==============    ==============

Net income per common share--diluted               $          .01    $          .03
                                                   ==============    ==============

Weighted average number of common shares
   outstanding--basic                                   4,146,448         4,091,448
                                                   ==============    ==============
Weighted average number of common shares
   outstanding--diluted                                 5,327,440         5,580,091
                                                   ==============    ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                          THREE MONTHS ENDED JANUARY 31,
                                                              2009            2008
                                                                         (See Note 2)
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $    75,731    $   152,091
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                             390,764        304,161
     Provision for doubtful accounts receivable                 32,584         12,000
     Non cash stock compensation expense                        34,093         14,689
     Changes in operating assets and liabilities:
       Accounts receivable                                    (206,693)      (128,807)
       Prepaid expenses and other current assets               (90,219)       (98,838)
       Other assets                                            (49,191)       (21,509)
       Accounts payable                                        131,849        269,319
       Deferred income                                          18,774        126,708
       Accrued expenses and other current liabilities          311,352        186,450
                                                           -----------    -----------
Total adjustments                                              573,313        664,173
                                                           -----------    -----------
Net cash provided by operating activities                      649,044        816,264

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                             (564,037)      (743,447)
Software development costs                                    (165,116)      (141,675)
Capital expenditures                                            (3,698)      (144,886)
                                                           -----------    -----------
Net cash used in investing activities                         (732,851)    (1,030,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                           --           15,200
                                                           -----------    -----------
Net cash provided by financing activities                         --           15,200
                                                           -----------    -----------

Decrease in cash                                               (83,807)      (198,544)
Cash--beginning of period                                      217,316        286,992
                                                           -----------    -----------
Cash--end of period                                        $   133,509    $    88,448
                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes                                               $     8,974    $     4,123



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2009

                                   (Unaudited)

1. NATURE OF BUSINESS

PASSUR Aerospace, Inc.'s (the "Company", "we", or "our") principal business is to provide timely, critical information and solutions to aviation organizations from its proprietary PASSUR(R) Network of live, unique flight information, incorporating decision support software, analytics, as well as web-delivered collaborative decision solutions.

The Company is an information company with a unique aviation database and private international network of proprietary passive radars located at more than 100 airports worldwide, including all of the top 35 US airports - from which we derive and sell PASSUR(R) information, analytics, and decision support tools to improve the operational efficiency of aviation organizations, as well as to provide safety and security services for government organizations. The passive radar network currently processes ADS-B as well as Mode A, C, and S messages.

The Company offers unique user-friendly information, as well as decision-support algorithms, which provide innovative commercial air traffic solutions to over 50 airports (including customers at 8 of the top 10 in the US), dozens of airlines (including 7 of the top 10 US-based airlines), and more than 200 corporate aviation airports customers, as well as to the US Government. Our customers acknowledge that the use of PASSUR(R) information and decision tools generate significant cost savings and helps them make better and more economic decisions.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2008, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2009, and its consolidated results of operations and cash flows for the three months ended January 31, 2009 and 2008.

Management is addressing the Company's working capital and stockholders' deficiency by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through March 9, 2010. Such commitment for financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2009.

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

ACCOUNTS RECEIVABLE

The Company uses installment license and/or maintenance agreements as part of its standard business practice. The Company has a history of successfully collecting amounts due under the original payment terms, without making concessions on payments, software products, maintenance, or other services. Net accounts receivable are comprised of either the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. These account receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues, and unamortized license fee revenues. Deferred revenue amounts represent fees billed prior to actual performance of services, which will be recognized as revenue over the respective license agreement term, which typically does not exceed five years.

Accounts receivable balances also include initial set up fees billed when the service is performed and revenues relating to these set up fees are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

As of January 31, 2009, the provision for doubtful accounts was approximately $86,000, compared to $54,000, recorded as of the fiscal year ended October 31, 2008. The Company monitors the outstanding accounts receivable balance and believes the $86,000 provision is reasonable.

COST OF REVENUES

The Company has not segregated its cost of revenues between cost of system revenues and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system revenues consist primarily of purchased materials, direct labor, and overhead costs.

Costs associated with subscription and maintenance revenues consist primarily of direct labor, communication costs, depreciation of PASSUR(R) Network assets, amortization of software development costs, and overhead cost allocations. Also included in cost of revenues are costs associated with the upgrades of PASSUR(R) systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Network systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) Network units added, which include the production, shipment, and installation of these assets which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development programs which are expensed in cost of revenues.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2009 are recoverable through anticipated future sales of such applicable products.

DEFERRED INCOME

Deferred income includes advances received on subscription services and/or maintenance agreements, which are derived from the Company's PASSUR(R) Network and which may be prepaid either annually or quarterly, as well as the unamortized portion of one-time payments received for license fees relating to Company software applications. Revenues from subscription and maintenance services are recognized as income ratably over the subscription and/or maintenance period that coincides with the respective agreement.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                                    FOR THE THREE MONTHS ENDED
                                                           JANUARY 31,
                                                         2009            2008
                                                      ---------        ---------
Basic weighted average shares                         4,146,448        4,091,448
   outstanding
Effect of dilutive stock options                      1,180,992        1,488,643
                                                      ---------        ---------

Diluted weighted average shares
   outstanding                                        5,327,440        5,580,091
                                                      =========        =========


Weighted average shares which
  are not included in the
  calculation of diluted net
  income per share because their
  impact is anti-dilutive

Stock options                                           604,508          268,857


STOCK BASED COMPENSATION

The Company follows FASB No. 123R "Share-Based Compensation" which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the three months ended January 31, 2009 and 2008, stock compensation expense of approximately $34,000 and $15,000, respectively, was primarily charged to selling, general, and administrative expenses.

RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to current year classifications. The Company historically classified certain components of the PASSUR(R) Network as inventory and based upon its prior year re-evaluation of the use of these assets, the Company had reclassified these components as part of the PASSUR(R) Network non-current assets. The Company does not intend to sell the PASSUR(R) systems. There is no balance sheet or income statement effect due to this reclassification. Accordingly, for the three months ended January 31, 2008, operating cash flows increased and investing cash flows decreased by approximately $512,000.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 157 "Fair Value Measurement," ("SFAS No. 157") on November 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for the Company's financial assets and financial liabilities did not have a material impact on its consolidated financial statements. Effective November 1, 2009, SFAS No. 157 will also apply to all other fair value measurements for the Company. The Company is evaluating the effect the implementation of SFAS No. 157 will have on its non-financial assets and non-financial liabilities on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

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

3. RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2009, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, made no additional loans to the Company. During fiscal 2008, Mr. Gilbert loaned the Company an additional $1,200,000, of which $600,000 was loaned to the Company during the three months ended October 31, 2008, bringing the principal amount of notes due to Mr. Gilbert to $13,814,880 on October 31, 2008 and January 31, 2009, and which mature on November 1, 2011. Interest was payable at the annual rate of 4.5% from November 1, 2008 to January 31, 2009 payable in cash. Beginning February 1, 2009 through October 31, 2011, the annual interest rate will be 9% payable as follows: interest at the annual rate of 6% will be payable in cash plus the remaining interest at the annual rate of 3% will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Interest payments shall be made annually at October 31 of each year. The notes payable-related party are classified as long-term liabilities because no amounts are due before November 1, 2011. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through November 1, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

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

The Company offers unique user-friendly information, as well as decision-support algorithms, which provide innovative commercial air traffic solutions. Our customers acknowledge that the use of PASSUR(R) information and decision tools generate significant cost savings and helps them make better and more economic decisions.

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

RESULTS OF OPERATIONS

REVENUES

Revenues during the three months ended January 31, 2009 increased by approximately $370,000, or 22%, to $2,076,000 when compared to the same period in fiscal 2008. This increase was primarily due to the continued development and deployment of new software applications, the increased effectiveness of the Company's marketing efforts, the industry acceptance of the Company's applications, as well as the wide selection of products which address customers' needs together with ease of delivery through web-based applications. These efforts resulted in an increased number of new customers subscribing to the Company's suite of software applications and higher subscriptions from some of its existing customers. This increase was primarily due to the increased focus on the subscription-based revenue business model.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the PASSUR(R) Information Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three months ended January 31, 2009, subscription-based revenues increased approximately $332,000, or 21%, compared to the same period in fiscal 2008.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped six and four and installed four and five Company-owned PASSUR(R) Systems during the three months ended January 31, 2009 and 2008, respectively (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company-owned "PASSUR(R) Information Network." The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2009. The Company is continuing its manufacturing program in fiscal 2009 and there were thirty PASSUR(R)'s in the process of being built as of January 31, 2009. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Information Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and seven Company-owned PASSUR(R) Systems located at various airports worldwide as of January 31, 2009.

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

For the three months ended January 31, 2009, cost of revenues increased by approximately $66,000, or 11%, compared to the same period in fiscal 2008, primarily due to an increase in headcount related costs, communication costs, as well as depreciation and amortization of capitalized software assets. This increase was partially offset by an increase in the capitalization of initial set-up costs as well as an increase in the capitalization of software development costs.

RESEARCH AND DEVELOPMENT

For the three months ended January 31, 2009 and 2008, research and development expenses remained consistent. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three months ended January 31, 2009 and 2008. Research and development expenses are funded by current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended January 31, 2009, selling, general and administrative expenses increased by approximately $360,000, or 49%, compared to the same period in fiscal 2008. These expenses are approximately $59,000, or 6% higher than the fourth quarter of the previous fiscal year. This increase reflects planned expenditures based on anticipated future demand for our products. Included in this increase are sales and marketing costs due to the hiring of five additional employees and two consultants, as well as expenditures relating to the introduction of new marketing initiatives.

The Company does not anticipate the same rate of increase in its sales and marketing efforts for the full fiscal year 2009 to market new and existing products from the PASSUR(R) suite of software applications.

OTHER INCOME (EXPENSE)

Interest income was not significant for the three months ended January 31, 2009.

Interest expense-related party increased by approximately $14,000, or 10%, for the three months ended January 31, 2009, compared to the same period in fiscal 2008. The increase is due to $1,200,000 in higher related-party debt during the three month period ending January 31, 2009.

NET INCOME

The Company earned net income of approximately $76,000, or $.01 per diluted share, during the three months ended January 31, 2009, as compared to net income of approximately $152,000 or $.03 per diluted share, during the same period of fiscal 2008. This decrease in net income is primarily due to an increase in sales and marketing expenses for the three months ended January 31, 2009 as compared to the same period in fiscal 2008.

During the three months ended January 31, 2009, revenues of approximately $2,076,000 exceeded costs and expenses of approximately $1,833,000, and resulted in income from operations of approximately $243,000. Revenues increased by 22% during the three months ended January 31, 2009, and total costs and expenses increased by approximately $425,000, or 30%, compared to the same period in fiscal 2008.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2009, the Company's current liabilities exceeded current assets by approximately $1,749,000. At January 31, 2009, the Company's stockholders' deficit was approximately $6,044,000. For the three months ended January 31, 2009, the Company had net income of approximately $76,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through March 9, 2010. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Net cash provided by operating activities for the three months ended January 31, 2009 was approximately $649,000. Cash flow used in investing activities for the three months ended January 31, 2009 was approximately $733,000, and consisted primarily of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. There were no cash flows provided by or used in financing activities for the three months ended January 31, 2009. No principal payments on notes payable - related party were made during the three months ended January 31, 2009.

The Company was profitable during the three months ended January 31, 2009. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and increased fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

The Company's net capitalized software costs at January 31, 2009 totaled approximately $2,073,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant, and equipment and the PASSUR(R) Network, which, at January 31, 2009, approximated $7,544,000, and accounted for 69% of the Company's total assets. The carrying value of long-lived assets is dependent on the forecasted and actual financial performance, as well as future cash flows of such assets, as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of January 31, 2009, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

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

ITEM 4. CONTROLS AND PROCEDURES.

For purposes of Rules 13a-15 and 15d-15 of the Exchange Act 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, for the reasons set forth below, the Company's disclosure controls and procedures were not effective as of January 31, 2009 at ensuring that required information would be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

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

As a result of this error, in March 2009, the Company implemented a procedure whereby Section 16 filings are tracked under the supervision of the Company's Chief Financial Officer, who is also charged with reviewing the disclosure required by Item 405 of Regulation S-K in the Company's Annual Reports on Form 10-K and Definitive Proxy Statements.

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

                                           PASSUR AEROSPACE, INC.

 DATED:  MARCH 17, 2009             By: /s/ James T. Barry
                                        ---------------------------
                                        James T. Barry, President and
                                        Chief Executive Officer

 DATED:  MARCH 17, 2009                 By: /s/ Jeffrey P. Devaney
                                        ---------------------------
                                        Jeffrey P. Devaney, Chief Financial
                                        Officer, Treasurer, and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                                                 EXHIBIT INDEX

-----------------------------------------------------------------------------------------------------------
                                                                                              PAPER (P) OR
  EXHIBIT NO.                               DESCRIPTION                                      ELECTRONIC (E)
-----------------------------------------------------------------------------------------------------------
      31.1       Certification of Chief Executive Officer pursuant to Rule                         E
                 13a-14(a) or 15d-14(a) of the Securities Exchange Act
                 of 1934, as E adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------------------------
      31.2       Certification   of  Chief  Financial   Officer  pursuant  to  Rule                E
                 13a-14(a) or 15d-14(a) of the Securities  Exchange Act of 1934, as
                 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------------------------
      32.1       Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.               E
                 Section   1350,   as  adopted   pursuant  to  Section  906  of  the
                 Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------------------------
      32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.                    E
                 Section 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------------------------