Form 10-Q
period 2009-04-30
PASSUR Aerospace, Inc.
filed 2009-06-15
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2009
                                                 --------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                         Commission file number 000-7642
                                                --------

                             PASSUR AEROSPACE, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

            New York                                    11-2208938
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

47 Arch Street, Greenwich, Connecticut                    06830
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

                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                  Yes [ ] No [ ]

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

      Large accelerated filer [ ]   Accelerated filer [ ]

      Non-accelerated filer [ ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     ======================================================================

There were 4,146,448 shares of common stock with a par value of $0.01 per share outstanding as of June 9, 2009.

                                      INDEX

                      PASSUR Aerospace, Inc. and Subsidiary

                                                                            Page

PART I.  FINANCIAL INFORMATION                                                 4

Item 1.  Financial Statements

         Consolidated Balance Sheets - April 30, 2009 (unaudited)
         and October 31, 2008.                                                 4

         Consolidated Statements of Operations (unaudited)
         Six months ended April 30, 2009 and 2008.                             5

         Consolidated Statements of Operations (unaudited)
         Three months ended April 30, 2009 and 2008.                           6

         Consolidated Statements of Cash Flows (unaudited)
         Six months ended April 30, 2009 and 2008.                             7

         Notes to Consolidated Financial
         Statements (unaudited) - April 30, 2009.                              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                 14

Item 4.  Controls and Procedures.                                             22

PART II. OTHER INFORMATION                                                    23

Item 4.  Submission of Matters to a vote of Security Holders.                 23

Item 6.  Exhibits.                                                            24

Signatures.                                                                   25

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                           APRIL 30,      October 31,
                                                                             2009             2008
                                                                        ------------------------------
                                                                          (UNAUDITED)      (Audited)
ASSETS
Current assets:
   Cash                                                                 $      67,214    $     217,316
   Accounts receivable, net                                                 1,370,583          629,888
   Prepaid expenses and other current assets                                  235,250          146,473
                                                                        ------------------------------
Total current assets                                                        1,673,047          993,677

Property, plant and equipment, net                                            286,028          380,181
PASSUR(R) Network, net                                                      7,068,832        6,904,158
Software development costs, net                                             2,212,256        1,990,547
Other assets                                                                  246,439          101,183
                                                                        ------------------------------
Total assets                                                            $$ 11,486,602    $  10,369,746
                                                                        ==============================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                     $     809,137    $     615,639
   Accrued expenses and other current liabilities                             570,132          834,132
   Deferred income, current portion                                         1,404,500        1,070,693
   Accrued expenses-related party                                             468,027               --
                                                                        ------------------------------
Total current liabilities                                                   3,251,796        2,520,464

Deferred income, less current portion                                         359,372          187,970
Notes payable--related party                                               13,914,880       13,814,880
                                                                        ------------------------------
                                                                           17,526,048       16,523,314
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per
     share; none issued or outstanding                                             --               --
Common shares--authorized 10,000,000 shares, par value
$.01 per share; issued 4,842,948  in 2009 and 2008                             48,429           48,429
Additional paid-in capital                                                  4,393,102        4,381,528
   Accumulated deficit                                                     (8,857,502)      (8,960,050)
                                                                        ------------------------------
                                                                           (4,415,971)      (4,530,093)
  Treasury Stock, at cost, 696,500 shares in 2009
     and 2008                                                              (1,623,475)      (1,623,475)
                                                                        ------------------------------
Total stockholders' deficit                                                (6,039,446)      (6,153,568)
                                                                        ------------------------------
Total liabilities and stockholders' deficit                             $  11,486,602    $  10,369,746
                                                                        ==============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                       SIX MONTHS ENDED APRIL 30,
                                                        2009              2008
                                                   --------------------------------
Revenues:
   Subscriptions                                   $    4,118,694    $    3,367,039
   Maintenance                                            186,891           193,212
   Other                                                  115,092            49,502
                                                   --------------------------------
Total revenues                                          4,420,677         3,609,753
                                                   --------------------------------
Cost and expenses:
   Cost of revenues                                     1,559,268         1,211,994
   Research and development                               130,020           149,289
   Selling, general, and administrative expenses        2,151,893         1,677,421
                                                   --------------------------------
                                                        3,841,181         3,038,704
                                                   --------------------------------
Income from operations                                    579,496           571,049

Other income (expense):
   Interest income                                            109             3,855
   Interest expense--related party                       (468,027)         (291,414)
                                                   --------------------------------
Income before income taxes                                111,578           283,490
Provision for income taxes                                  9,030             4,123
                                                   --------------------------------
Net income                                         $      102,548    $      279,367
                                                   ================================
Net income per common share--basic                 $          .02    $          .07
                                                   ================================
Net income per common share--diluted               $          .02    $          .05
                                                   ================================
Weighted average number of common shares
   outstanding--basic                                   4,146,448         4,113,893
                                                   ================================
Weighted average number of common shares
   outstanding--diluted                                 5,336,028         5,531,692
                                                   ================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                            THREE MONTHS ENDED APRIL 30,
                                                              2009              2008
                                                         --------------------------------
Revenues:
   Subscriptions                                         $    2,196,628    $    1,776,953
   Maintenance                                                   97,030            89,697
   Other                                                         50,634            36,619
                                                         --------------------------------
Total revenues                                                2,344,292         1,903,269
                                                         --------------------------------
Cost and expenses:
   Cost of revenues                                             887,016           605,974
   Research and development                                      59,946            78,149
   Selling, general, and administrative expenses              1,061,302           946,772
                                                         --------------------------------
                                                              2,008,264         1,630,895
                                                         --------------------------------
Income from operations                                          336,028           272,374

Other income (expense):
   Interest income                                                   --             1,245
   Interest expense--related party                             (309,156)         (146,342)
                                                         --------------------------------
Income before income taxes                                       26,872           127,277
Provision for income taxes                                           55                --
                                                         --------------------------------
Net income                                               $       26,817    $      127,277
                                                         ================================
Net income per common share--basic                       $          .01    $          .03
                                                         ================================
Net income per common share--diluted                     $          .01    $          .02
                                                         ================================
Weighted average number of common shares
   outstanding--basic                                         4,146,448         4,133,948
                                                         ================================
Weighted average number of common shares outstanding--
   diluted                                                    5,344,997         5,558,736
                                                         ================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                            SIX MONTHS ENDED APRIL 30,
                                                               2009           2008
                                                                          (See Note 2)
                                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $   102,548    $   279,367
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                             799,753        656,541
     Provision for doubtful accounts receivable                 53,752         18,136
     Non cash stock compensation expense                        11,574         32,234
     Changes in operating assets and liabilities:
       Accounts receivable                                    (794,447)      (281,292)
       Prepaid expenses and other current assets               (88,777)       (44,199)
       Other assets                                           (145,256)       (73,073)
       Accounts payable                                        193,498        199,903
       Deferred income                                         505,209        147,140
       Accrued expenses and other current liabilities          204,027        369,632
                                                           --------------------------
Total adjustments                                              739,333      1,025,022
                                                           --------------------------
Net cash provided by operating activities                      841,881      1,304,389
                                                           --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                             (676,020)    (1,418,114)
Software development costs                                    (398,251)      (367,726)
Capital expenditures                                           (17,712)      (181,096)
                                                           --------------------------
Net cash used in investing activities                       (1,091,983)    (1,966,936)
                                                           --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related party                      100,000        500,000
Proceeds from exercise of stock options                             --         18,950
                                                           --------------------------
Net cash provided by financing activities                      100,000        518,950
                                                           --------------------------
Decrease in cash                                              (150,102)      (143,597)
Cash--beginning of period                                      217,316        286,992
                                                           --------------------------
Cash--end of period                                        $    67,214    $   143,395
                                                           ==========================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes                                               $     9,029    $     4,123

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2009

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2008, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2009, and its consolidated results of operations and cash flows for the six months ended April 30, 2009 and 2008.

Management is addressing the Company's working capital and stockholders' deficiency by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through June 1, 2010. Such commitment for financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2009.

Certain financial information in the footnotes have been rounded to the nearest thousand for presentation purposes.

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

As of April 30, 2009, the provision for doubtful accounts was approximately $107,000, compared to $54,000, recorded as of the fiscal year ended October 31, 2008. The Company monitors the outstanding accounts receivable balance and believes the $107,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2009 are recoverable through anticipated future sales of such applicable products.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                      FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                               APRIL 30,                        APRIL 30,
                                     ----------------------------------------------------------------
                                         2009             2008             2009             2008
                                         ----             ----             ----             ----
Basic weighted average shares            4,146,448        4,133,948        4,146,448        4,113,893
   outstanding
Effect of dilutive stock options         1,198,549        1,424,788        1,189,580        1,417,799
                                    --------------   --------------   --------------   --------------

Diluted weighted average shares
   outstanding                           5,344,997        5,558,736        5,336,028        5,531,692
                                    ==============   ==============   ==============   ==============

Weighted average shares which are
  not included in the calculation
  of diluted net income per share
  because their impact is
  anti-dilutive

Stock options                              586,951          277,712          595,920          284,701

STOCK BASED COMPENSATION

The Company follows FASB No. 123R "Share-Based Compensation" which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the three and six months ended April 30, 2009 and 2008, stock compensation expense of approximately $23,000 and $18,000, and $12,000 and $32,000, respectively, was incurred by the Company and primarily charged to selling, general, and administrative expenses. For the three and six months ended April 30, 2009, stock compensation expense was reduced due to the reversal of approximately $41,000 for the forfeiture of options with a service condition previously issued to an employee terminated in the quarter ended April 30, 2009.

RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to current year classifications. The Company historically classified certain components of the PASSUR(R) Network as inventory and based upon its prior year re-evaluation of the use of these assets, the Company had reclassified these components as part of the PASSUR(R) Network non-current assets. The Company does not intend to sell the PASSUR(R) systems. There is no balance sheet or income statement effect due to this reclassification. Accordingly, for the six months ended April 30, 2008, operating cash flows increased and investing cash flows decreased by approximately $950,000.

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

3. RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2009, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on April 30, 2009. The notes mature on November 1, 2011. Interest accrued at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Beginning February 1, 2009 through October 31, 2011, the annual interest rate is 9% payable as follows: interest at the annual rate of 6% will be payable in cash plus the remaining interest at the annual rate of 3% will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Interest payments shall be made annually at October 31 of each year. During fiscal 2008, Mr. Gilbert loaned the Company an additional $1,200,000 bringing the principal amount of notes due to Mr. Gilbert to $13,814,880 on October 31, 2008, and which mature on November 1, 2011. The notes payable-related party are classified as long-term liabilities because no amounts are due before November 1, 2011. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through November 1, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

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

Over the past several years, the Company has been developing and selling information and software from its unique flight database (powered by the PASSUR(R) passive radar network) to aviation organizations, and those who serve aviation. The Company has created and continues to create information, decision support, and collaborative web-based software that allows all of its customers to instantly share information to improve individual and joint decision making.

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

RESULTS OF OPERATIONS

REVENUES

Revenues during the three and six months ended April 30, 2009 increased by approximately $441,000, or 23%, and $811,000 or 22%, respectively, to approximately $2,344,000 and $4,421,000, respectively, when compared to the same periods in fiscal 2008. This increase was primarily due to the continued development and deployment of new software applications, the Company's marketing efforts, as well as the wide selection of products which address customers' needs together with ease of delivery through web-based applications. These efforts resulted in new customers subscribing to the Company's suite of software applications and higher subscriptions from some of its existing customers.

Management continues to concentrate its efforts on the sale of information and decision support product applications utilizing data primarily derived from the PASSUR(R) Information Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and six months ended April 30, 2009, subscription-based revenues increased approximately $420,000, or 24%, and $752,000, or 22%, respectively, compared to the same periods in fiscal 2008.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped eight and installed seven Company-owned PASSUR(R) Systems during the six months ended April 30, 2009. For the same period in fiscal 2008 the Company shipped nine and installed eight Company-owned PASSUR(R) Systems (installations include systems shipped during the current and previous fiscal year). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company-owned "PASSUR(R) Information Network." The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2009. The Company is continuing its manufacturing program in fiscal 2009 and there were thirty PASSUR(R)'s in the process of being built as of April 30, 2009. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Information Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and nine Company-owned PASSUR(R) Systems located at various airports worldwide as of April 30, 2009.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs, data feeds, and allocated overhead costs. Also included in cost of revenues are costs associated with the upgrades of PASSUR(R) Systems necessary to make older systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) units produced, upgraded, shipped, and installed during the year which are added to the PASSUR(R) Network and (2) capitalized costs associated with software development projects, collectively referred to as "Capitalized Assets", which are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

For the three and six months ended April 30, 2009, cost of revenues increased by approximately $281,000, or 46%, and $347,000 or 29%, respectively, compared to the same periods in fiscal 2008, primarily due to an increase in communication costs, data feeds, depreciation and amortization, as well as a decrease in the number of PASSUR(R) Systems added to the PASSUR(R) Network, and a decrease in the capitalization of manufacturing costs.

RESEARCH AND DEVELOPMENT

For the three and six months ended April 30, 2009 and 2008, research and development expenses remained consistent. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three and six months ended April 30, 2009 and 2008. Research and development expenses are funded by current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three and six months ended April 30, 2009, selling, general and administrative expenses increased by approximately $115,000, or 12%, and $474,000, or 28%, respectively, compared to the same periods in fiscal 2008. These increases reflect planned expenditures based on anticipated future demand for our products. Included in these increases are sales and marketing costs due to an increase in compensation costs relating to new marketing initiatives, as well as legal fees.

The Company does not anticipate the same rate of increase in its sales and marketing efforts for the full fiscal year 2009 to market new and existing products from the PASSUR(R) suite of software applications.

INCOME FROM OPERATIONS:

Income from operations increased by approximately $64,000, or 23%, and $8,000, or 1%, respectively, for the three and six months ended April 30, 2009, compared to the same periods in fiscal 2008. During the three and six months ended April 30, 2009, revenues of approximately $2,344,000 and $4,421,000 exceeded costs and expenses of approximately $2,008,000 and $3,841,000, respectively, and resulted in income from operations of approximately $336,000 and $579,000, respectively. Revenues increased by 23% and 22%, respectively, during the three and six months ended April 30, 2009, and total costs and expenses increased by approximately $377,000, or 23%, and $802,000 or 26%, respectively, compared to the same periods in fiscal 2008.

OTHER INCOME (EXPENSE)

Interest income was not significant for the three and six months ended April 30, 2009.

Interest expense-related party increased by approximately $163,000, or 111%, and $177,000, or 61%, respectively, for the three and six months ended April 30, 2009, compared to the same periods in fiscal 2008. These increases are due to $800,000 in higher related-party debt during the six month period ending April 30, 2009 as well as an increase in the interest rate from 4.5% to 9% as of February 1, 2009.

NET INCOME

The Company earned net income of approximately $27,000, or $.01 and $103,000 or $.02 per diluted share, during the three and six months ended April 30, 2009, as compared to net income, respectively, of approximately $127,000 or $.02 per diluted share and $279,000 or $.05 per diluted share, respectively, during the same periods of fiscal 2008. This decrease in net income is primarily due to an increase in related-party interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2009, the Company's current liabilities exceeded current assets by approximately $1,579,000. At April 30, 2009, the Company's stockholders' deficit was approximately $6,039,000. For the six months ended April 30, 2009, the Company had net income of approximately $103,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through June 1, 2010. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Net cash provided by operating activities for the six months ended April 30, 2009 was approximately $842,000. Cash flow used in investing activities for the six months ended April 30, 2009 was approximately $1,092,000, and consisted primarily of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash flows provided by financing activities for the six months ended April 30, 2009, was $100,000 from notes payable-related party. No principal payments on notes payable-related party were made during the six months ended April, 2009.

The Company was profitable during the six months ended April 30, 2009. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and increased fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

The Company's net capitalized software costs at April 30, 2009 totaled approximately $2,212,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant, and equipment and the PASSUR(R) Network, which, at April 30, 2009, approximated $7,355,000, and accounted for 64% of the Company's total assets. The carrying value of long-lived assets is dependent on the forecasted and actual financial performance, as well as future cash flows of such assets, as determined by management.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of April 30, 2009, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

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

ITEM 4. CONTROLS AND PROCEDURES.

For purposes of Rules 13a-15 and 15d-15 of the Exchange Act 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, for the reasons set forth below, the Company's disclosure controls and procedures were not effective as of April 30, 2009 at ensuring that required information would be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

In March 2009, it came to the Company's attention that a number of reports required by Section 16(a) of the Exchange Act had inadvertently not been filed with the SEC - specifically Forms 3 (Initial Statement of Beneficial Ownership of Securities) and Forms 4 (Statement of Changes in Beneficial Ownership). In addition, the failure to file these reports was not properly documented in several of the Company's Annual Reports on Forms 10-K and Definitive Proxy Statements, as filed with the SEC. The Company is in the process of notifying the delinquent filers so that the required filings are made. The Company has filed a majority of the delinquent reports and is in the process of remedying the outstanding delinquent filers.

As a result of this error, in March 2009, the Company implemented a procedure whereby Section 16 filings are tracked under the supervision of the Company's Chief Financial Officer, who is also charged with reviewing the disclosures required by Item 405 of Regulation S-K in the Company's Annual Reports on Form 10-K and Definitive Proxy Statements.

PART II. OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Shareholders at the Company's Annual Meeting on April 8, 2009 voted to:

      (1)   Elect the following to the Board of Directors:

                                             For                 Withhold
                                             ---                 --------
            G.S. Beckwith Gilbert         3,551,845                5,299
            James T. Barry                3,552,544                4,600
            John R. Keller                3,552,544                4,600
            Paul L. Graziani              3,556,544                  600
            Richard R. Schilling          3,556,544                  600
            Bruce N. Whitman              3,556,544                  600
            James J. Morgan               3,556,544                  600

      (2) Ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending October 31, 2009.

                For               Against              Abstain
                ---               -------              -------
            3,555,534              1,600                  10

      (3) Consider and vote on a proposal to approve the Company's 2009 Stock Incentive Plan.

                For               Against              Abstain
                ---               -------              -------
            3,011,112              13,030               5,750

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

            10.1  2009 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.1 to the Form 8-K dated April 13, 2009).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PASSUR AEROSPACE, INC.

DATED: JUNE 15, 2009                By: /s/ James T. Barry
                                    -----------------------------------
                                    James T. Barry, President and
                                    Chief Executive Officer

DATED: JUNE 15, 2009                By: /s/ Jeffrey P. Devaney
                                    -----------------------------------
                                    Jeffrey P. Devaney, Chief Financial
                                    Officer, Treasurer, and Secretary
                                    (Principal Financial and Accounting
                                    Officer)

                                EXHIBIT INDEX

                                                                 PAPER (P) OR
EXHIBIT NO.                      DESCRIPTION                    ELECTRONIC (E)
--------------------------------------------------------------------------------
    31.1        Certification of Chief Executive Officer              E
                pursuant to Rule 13a-14(a) or 15d-14(a) of
                the Securities Exchange Act of 1934, as
                adopted pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    31.2        Certification of Chief Financial Officer              E
                pursuant to Rule 13a-14(a) or 15d-14(a) of
                the Securities Exchange Act of 1934, as
                adopted pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    32.1        Certification of Chief Executive Officer              E
                pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    32.2        Certification of Chief Financial Officer              E
                pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    10.1        2009 Stock Incentive Plan (Incorporated by            E
                reference to Exhibit 10.1 to the Form 8-K
                dated April 13, 2009).
--------------------------------------------------------------------------------