Form 10-Q
period 2009-07-31
PASSUR Aerospace, Inc.
filed 2009-09-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended JULY 31, 2009
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ____________ to _______________


                         Commission file number 000-7642


                             PASSUR AEROSPACE, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)


          NEW YORK                                    11-2208938
--------------------------------         -----------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

47 ARCH STREET, GREENWICH, CONNECTICUT                         06830
---------------------------------------                      ----------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:  (203) 622-4086
                                                    -----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   X         No
                                            ----           ----


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                       Yes              No
                                            ----           ----


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]            Accelerated filer          [ ]

Non-accelerated filer   [ ]            Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                       Yes              No  X
                                            ----           ----

================================================================================
There were 4,293,948 shares of common stock with a par value of $0.01 per share outstanding as of September 10, 2009.

                                      INDEX

                      PASSUR Aerospace, Inc. and Subsidiary

                                                                            Page

PART I.  FINANCIAL INFORMATION                                                 4

Item 1.      Financial Statements

             Consolidated Balance Sheets - July 31, 2009 (unaudited)
             and October 31, 2008.                                             4

             Consolidated Statements of Operations (unaudited)
             Nine months ended July 31, 2009 and 2008.                         5

             Consolidated Statements of Operations (unaudited)
             Three months ended July 31, 2009 and 2008.                        6

             Consolidated Statements of Cash Flows (unaudited)
             Nine months ended July 31, 2009 and 2008.                         7

             Notes to Consolidated Financial
             Statements (unaudited) - July 31, 2009.                           8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                             15

Item 4.      Controls and Procedures.                                         24

PART II.     OTHER INFORMATION                                                25

Item 6.      Exhibits.                                                        25

Signatures.                                                                   26

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets
                                                                    JULY 31,      October 31,
                                                                     2009             2008
                                                                 ------------    ------------
                                                                  (UNAUDITED)     (Audited)
ASSETS
Current assets:
   Cash                                                          $    320,445    $    217,316
   Accounts receivable, net                                         1,053,085         629,888
   Prepaid expenses and other current assets                          242,382         146,473
                                                                 ------------    ------------
Total current assets                                                1,615,912         993,677

Property, plant and equipment, net                                    236,873         380,181
PASSUR(R) Network, net                                              6,956,534       6,904,158
Software development costs, net                                     2,330,407       1,990,547
Other assets                                                          309,249         101,183
                                                                 ------------    ------------
Total assets                                                     $ 11,448,975    $ 10,369,746
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                              $    495,228    $    615,639
   Accrued expenses and other current liabilities                     657,818         834,132
   Deferred income, current portion                                 1,341,054       1,070,693
   Accrued expenses-related party                                     788,069            --
                                                                 ------------    ------------
Total current liabilities                                           3,282,169       2,520,464

Deferred income, less current portion                                 349,915         187,970
Notes payable--related party                                       13,914,880      13,814,880
                                                                 ------------    ------------
                                                                   17,546,964      16,523,314
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares,
     par value $.01 per share; none issued or outstanding                --              --
Common shares--authorized 10,000,000 shares, par value
$.01 per share; issued 4,990,448 in 2009 and 4,842,948 in 2008         49,904          48,429
Additional paid-in capital                                          4,425,076       4,381,528
   Accumulated deficit                                             (8,949,494)     (8,960,050)
                                                                 ------------    ------------
                                                                   (4,474,514)     (4,530,093)
  Treasury Stock, at cost, 696,500 shares in 2009
     and 2008                                                      (1,623,475)     (1,623,475)
                                                                 ------------    ------------
Total stockholders' deficit                                        (6,097,989)     (6,153,568)
                                                                 ------------    ------------
Total liabilities and stockholders' deficit                      $ 11,448,975    $ 10,369,746
                                                                 ============    ============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                       NINE MONTHS ENDED JULY 31,
                                                        2009              2008
                                                   --------------    --------------
Revenues:
   Subscriptions                                   $    6,306,629    $    5,240,293
   Maintenance                                            278,686           302,096
   Other                                                  171,317            65,359
                                                   --------------    --------------
Total revenues                                          6,756,632         5,607,748
                                                   --------------    --------------

Cost and expenses:

   Cost of revenues                                     2,610,719         1,770,742
   Research and development                               204,707           216,622
   Selling, general, and administrative expenses        3,134,207         2,766,969
                                                   --------------    --------------
                                                        5,949,633         4,754,333
                                                   --------------    --------------

Income from operations                                    806,999           853,415

Other income (expense):
   Interest income                                            108             4,445
   Interest expense--related party                       (788,069)         (442,722)
                                                   --------------    --------------
Income before income taxes                                 19,038           415,138
Provision for income taxes                                  8,482             8,847
                                                   --------------    --------------
Net income                                         $       10,556    $      406,291
                                                   ==============    ==============


Net income per common share--basic                 $         --      $          .10
                                                   ==============    ==============

Net income per common share--diluted               $         --      $          .07
                                                   ==============    ==============

Weighted average number of common shares
   outstanding--basic                                   4,156,173         4,124,824
                                                   ==============    ==============
Weighted average number of common shares
   outstanding--diluted                                 5,237,018         5,436,958
                                                   ==============    ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                     THREE MONTHS ENDED JULY 31,
                                                        2009              2008
                                                   --------------    --------------
Revenues:
   Subscriptions                                   $    2,187,935    $    1,873,254
   Maintenance                                             91,795           108,884
   Other                                                   56,225            15,857
                                                   --------------    --------------
Total revenues                                          2,335,955         1,997,995
                                                   --------------    --------------

Cost and expenses:

   Cost of revenues                                     1,051,451           558,918
   Research and development                                74,687            67,333
   Selling, general, and administrative expenses          982,314         1,089,379
                                                   --------------    --------------
                                                        2,108,452         1,715,630
                                                   --------------    --------------

Income from operations                                    227,503           282,365

Other income (expense):
   Interest income                                           --                 591
   Interest expense--related party                       (320,042)         (151,309)
                                                   --------------    --------------
(Loss) income before income taxes                         (92,539)          131,647
(Recovery of) provision for income taxes                     (547)            4,723
                                                   --------------    --------------
Net (loss) income                                  $      (91,992)   $      126,924
                                                   ==============    ==============


Net (loss) income per common share--basic          $         (.02)   $          .03
                                                   ==============    ==============

Net (loss) income per common share--diluted        $         (.02)   $          .02
                                                   ==============    ==============

Weighted average number of common shares
   outstanding--basic                                   4,175,307         4,146,448
                                                   ==============    ==============
Weighted average number of common shares
   outstanding--diluted                                 4,175,307         5,423,639
                                                   ==============    ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                           NINE MONTHS ENDED JULY 31,
                                                              2009            2008
                                                                          (See Note 2)
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $    10,556    $   406,291
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                           1,233,188      1,007,705
     Provision for (recovery of) doubtful accounts             (22,350)        54,161
       receivable
     Non cash stock compensation expense                        22,898         67,286
     Changes in operating assets and liabilities:
       Accounts receivable                                    (400,847)      (307,256)
       Prepaid expenses and other current assets               (95,909)       (60,972)
          Other assets                                        (208,066)       (55,013)
          Accounts payable                                    (120,411)        58,312
       Deferred income                                         432,306        293,184
       Accrued expenses and other current liabilities          611,755        562,238
                                                           -----------    -----------
Total adjustments                                            1,452,564      1,619,645
                                                           -----------    -----------
Net cash provided by operating activities                    1,463,120      2,025,936
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                             (842,623)    (1,965,731)
Software development costs                                    (614,815)      (598,451)
Capital expenditures                                           (24,678)      (205,707)
                                                           -----------    -----------
Net cash used in investing activities                       (1,482,116)    (2,769,889)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related party                      100,000        600,000
Proceeds from exercise of stock options                         22,125         18,950
                                                           -----------    -----------
Net cash provided by financing activities                      122,125        618,950
                                                           -----------    -----------

Increase (decrease) in cash                                    103,129       (125,003)
Cash--beginning of period                                      217,316        286,992
                                                           -----------    -----------
Cash--end of period                                        $   320,445    $   161,989
                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes                                               $     8,482    $     8,847



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                  July 31, 2009

                                   (Unaudited)

1. NATURE OF BUSINESS

PASSUR Aerospace, Inc. (the "Company", "we", or "our") is a business intelligence company which develops predictive analytics built on proprietary algorithms and on the concurrent integration and simultaneous mining of multiple databases. We believe we are positioned to provide the industry standard in business intelligence dashboards and predictive analytics for aviation organizations.

PASSUR serves over 50 airport customers (including 8 of the top 10), dozens of airlines (including 6 of the top 8 North American airlines), more than 200 corporate aviation customers, as well as the U.S. government.

We believe PASSUR's predictive analytics solutions system saves our customers millions of dollars by providing "Predict and Proactively Act" solutions. Our system simultaneously scans, correlates, and mines information from our private passive radar system together with multiple additional government and private databases--enabling problems, trends, and patterns of behavior in flight operations to be identified before they happen. We believe our system offers greater value to customers than the older "Review and Respond" model previously used by most aviation organizations on an after-the-incident basis.

PASSUR's system is driven by our proprietary, patented, business intelligence software which is powered by a unique network of 115 company-owned passive radars located primarily in North America, with one located at each of the top 35 U.S. airports. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making. Other PASSURs are located in Europe and Asia.


2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2008, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2009, and its consolidated results of operations and cash flows for the nine months ended July 31, 2009 and 2008. Subsequent events were evaluated through September 14, 2009, the date these financial statements were issued.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through August 20, 2010. Such commitment for financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

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

As of July 31, 2009, the provision for doubtful accounts was approximately $31,000, compared to $54,000, recorded as of the fiscal year ended October 31, 2008. The Company monitors the outstanding accounts receivable balance and believes the $31,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2009 are recoverable through anticipated future sales of such applicable products.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:


                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                       ENDED JULY 31,           ENDED JULY 31,
                                    --------------------   ---------------------
                                     2009        2008        2009        2008
                                   ---------   ---------   ---------   ---------
Basic weighted average shares      4,175,307   4,146,448   4,156,173   4,124,824
   outstanding
Effect of dilutive stock options        --     1,277,191   1,080,845   1,312,134
                                   ---------   ---------   ---------   ---------

Diluted weighted average shares
   outstanding                     4,175,307   5,423,639   5,237,018   5,436,958
                                   =========   =========   =========   =========

Weighted average shares which
   are not included in the
   calculation of diluted net
   income per share because
   their impact is anti-dilutive

Stock options                      1,598,000     500,309     517,155     465,366


STOCK BASED COMPENSATION

The Company follows FASB No. 123R "Share-Based Compensation" which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the three and nine months ended July 31, 2009 and 2008, stock compensation expense of approximately $11,000 and $23,000, and $34,000 and $67,000, respectively, was incurred by the Company and primarily charged to selling, general, and administrative expenses. For the three and nine months ended July 31, 2009, stock compensation expense was reduced approximately $5,000 and $46,000, respectively, due to reversals for the forfeiture of options with a service condition previously issued to employees terminated in the quarters ended April 30, 2009 and July 31, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's cash, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practical to determine.

RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to current year classifications. The Company historically classified certain components of the PASSUR(R) Network as inventory and based upon its prior year re-evaluation of the use of these assets, the Company had reclassified these components as part of the PASSUR(R) Network non-current assets. The Company does not intend to sell the PASSUR(R) systems. There is no balance sheet or income statement effect due to this reclassification. Accordingly, for the nine months ended July 31, 2008, operating cash flows increased and investing cash flows decreased by approximately $61,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have a material impact on the Company's consolidated financial statements.

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

3. RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2009, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on July 31, 2009. The notes mature on November 1, 2011. Interest accrued at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Beginning February 1, 2009 through October 31, 2011, the annual interest rate is 9% payable as follows: interest at the annual rate of 6% will be payable in cash plus the remaining interest at the annual rate of 3% will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Interest payments shall be made annually at October 31 of each year. During fiscal 2008, Mr. Gilbert loaned the Company an additional $1,200,000, bringing the principal amount of notes due to Mr. Gilbert to $13,814,880 on October 31, 2008, and which mature on November 1, 2011. The notes payable-related party are classified as long-term liabilities because no amounts are due before November 1, 2011. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through August 20, 2010, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

PASSUR Aerospace, Inc. (the "Company", "we", or "our") is a business intelligence company which develops predictive analytics built on proprietary algorithms and on the concurrent integration and simultaneous mining of multiple databases. We believe we are positioned to provide the industry standard in business intelligence dashboards and predictive analytics for aviation organizations.

PASSUR serves over 50 airport customers (including 8 of the top 10), dozens of airlines (including 6 of the top 8 North American airlines), more than 200 corporate aviation customers, as well as the U.S. government.

We believe PASSUR's predictive analytics solutions system saves our customers millions of dollars by providing "Predict and Proactively Act" solutions. Our system simultaneously scans, correlates, and mines information from our private passive radar system together with multiple additional government and private databases--enabling problems, trends, and patterns of behavior in flight operations to be identified before they happen. We believe our system offers greater value to customers than the older "Review and Respond" model previously used by most aviation organizations on an after-the-incident basis.

PASSUR's system is driven by our proprietary, patented, business intelligence software which is powered by a unique network of 115 company-owned passive radars located primarily in North America, with one located at each of the top 35 U.S. airports. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making. Other PASSURs are located in Europe and Asia.

RESULTS OF OPERATIONS

REVENUES

Revenues during the three and nine months ended July 31, 2009 increased by approximately $338,000, or 17%, and $1,149,000 or 20%, respectively, to approximately $2,336,000 and $6,757,000, respectively, when compared to the same periods in fiscal 2008. This increase was primarily due to the continued development and deployment of new software applications, the Company's marketing efforts, as well as the wide selection of products which address customers' needs together with ease of delivery through web-based applications. These efforts resulted in new customers subscribing to the Company's suite of software applications and higher subscriptions from some of its existing customers.

Management concentrates its efforts on the sale of business intelligence and decision support product applications utilizing data primarily derived from the PASSUR(R) Information Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, during the three and nine months ended July 31, 2009, subscription-based revenues increased approximately $315,000, or 17%, and $1,066,000, or 20%, respectively, compared to the same periods in fiscal 2008.

The Company's business plan is to continue to focus on increasing subscription-based revenues from the suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped ten and installed twelve Company-owned PASSUR(R) Systems during the nine months ended July 31, 2009. For the same period in fiscal 2008 the Company shipped eighteen and installed twenty-one Company-owned PASSUR(R) Systems (installations include systems shipped during the current and previous fiscal year). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company-owned "PASSUR(R) Information Network." The Company will continue to expand the PASSUR(R) Information Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2009. The Company is continuing its manufacturing program in fiscal 2009 and there were thirty PASSUR(R)'s in the process of being built as of July 31, 2009. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Information Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the data generated from the PASSUR(R) Information Network directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and eleven Company-owned PASSUR(R) Systems located at various airports worldwide as of July 31, 2009.

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

For the three and nine months ended July 31, 2009, cost of revenues increased by approximately $493,000, or 88%, and $840,000 or 47%, respectively, compared to the same periods in fiscal 2008, primarily due to a decrease in the number of PASSUR(R) Systems added to the PASSUR(R) Network, and a decrease in the capitalization of manufacturing costs, as well as an increase in communication costs, data feeds, depreciation and amortization, and head-count related costs.

RESEARCH AND DEVELOPMENT

For the three and nine months ended July 31, 2009 and 2008, research and development expenses remained consistent. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three and nine months ended July 31, 2009 and 2008. Research and development expenses are funded by current operations.

SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended July 31, 2009, selling, general and administrative expenses decreased by approximately $107,000, or 10%, compared to the same period in fiscal 2008. This decrease is due primarily to reductions in head-count related costs and bad debt. For the nine months ended July 31, 2009, selling, general and administrative expenses increased by approximately $367,000, or 13%, compared to the same period in fiscal 2008. This increase is due primarily to increases in compensation costs relating to new marketing initiatives, as well as legal fees.

INCOME FROM OPERATIONS:

Income from operations decreased by approximately $55,000, or 19%, and $46,000, or 5%, respectively, for the three and nine months ended July 31, 2009, compared to the same periods in fiscal 2008. During the three and nine months ended July 31, 2009, revenues of approximately $2,336,000 and $6,757,000 exceeded costs and expenses of approximately $2,108,000 and $5,950,000, respectively, and resulted in income from operations of approximately $228,000 and $807,000, respectively. Revenues increased by 17% and 20%, respectively, during the three and nine months ended July 31, 2009, and total costs and expenses increased by approximately $393,000, or 23%, and $1,195,000 or 25%, respectively, compared to the same periods in fiscal 2008.

OTHER INCOME (EXPENSE)

Interest income was not significant for the three and nine months ended July 31, 2009 and 2008.

Interest expense-related party increased by approximately $169,000, or 112%, and $345,000, or 78%, respectively, for the three and nine months ended July 31, 2009, compared to the same periods in fiscal 2008. These increases are due to an increase in the interest rate from 4.5% to 9% as of February 1, 2009, as well as $700,000 in higher related-party debt during the nine month period ending July 31, 2009.

NET INCOME

The Company had net (loss) income of approximately $(92,000), or $(0.02) per diluted share, and $11,000, or $0.0 per diluted share, during the three and nine months ended July 31, 2009, as compared to net income, respectively, of approximately $127,000, or $.02 per diluted share, and $406,000, or $.07 per diluted share, respectively, during the same periods of fiscal 2008. This decrease in net income is primarily due a decrease in the number of PASSUR(R) Systems added to the PASSUR(R) Network, and a decrease in the capitalization of manufacturing costs, as well as, an increase in related-party interest expense during the three and nine months ended July 31, 2009, which increased by approximately $169,000 and $345,000, respectively, to approximately $320,000 and $788,000, respectively, when compared to the same periods in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2009, the Company's current liabilities exceeded current assets by approximately $1,666,000. At July 31, 2009, the Company's stockholders' deficit was approximately $6,098,000. For the nine months ended July 31, 2009, the Company had net income of approximately $11,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash-flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through August 20, 2010. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Net cash provided by operating activities for the nine months ended July 31, 2009 was approximately $1,463,000. Cash flow used in investing activities for the nine months ended July 31, 2009 was approximately $1,482,000, and consisted primarily of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash flow provided by financing activities for the nine months ended July 31, 2009, was approximately $122,000 primarily from notes payable-related party. No principal payments on notes payable-related party were made during the nine months ended July 31, 2009.

The Company was profitable during the nine months ended July 31, 2009. To date, the Company has experienced increased revenues as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and increased fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and The National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

The Company's net capitalized software costs at July 31, 2009 totaled approximately $2,330,000. The carrying value of the capitalized software costs is dependent on the forecasted and actual future cash flows generated from such assets as determined and evaluated by management.

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

The Company's long-lived assets include property, plant, and equipment and the PASSUR(R) Network, which, at July 31, 2009, approximated $7,193,000, and accounted for 63% of the Company's total assets. The carrying value of long-lived assets is based on management's assessment of the anticipated future cash flows from those assets.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of July 31, 2009, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.


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

ITEM 4. CONTROLS AND PROCEDURES.

For purposes of Rules 13a-15 and 15d-15 of the Exchange Act 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2009 at ensuring that required information would be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

As previously reported in March 2009, it came to the Company's attention that a number of reports required by Section 16(a) of the Exchange Act had inadvertently not been filed with the SEC - specifically Forms 3 (Initial Statement of Beneficial Ownership of Securities) and Forms 4 (Statement of Changes in Beneficial Ownership). In addition, the failure to file these reports was not properly documented in several of the Company's Annual Reports on Forms 10-K and Definitive Proxy Statements, as filed with the SEC. As a result of this error, the Company implemented a new procedure to track such filings and the Company has notified the delinquent filers and substantially all of the required filings have been made. In March 2009, the Company implemented a procedure whereby Section 16 filings are tracked under the supervision of the Company's Chief Financial Officer, who is also charged with reviewing the disclosures required by Item 405 of Regulation S-K in the Company's Annual Reports on Form 10-K and Definitive Proxy Statements.

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

                                            PASSUR AEROSPACE, INC.

DATED:  SEPTEMBER 14, 2009                  By: /s/ James T. Barry
                                            ----------------------
                                            James T. Barry, President and
                                            Chief Executive Officer

DATED:  SEPTEMBER 14, 2009                  By: /s/ Jeffrey P. Devaney
                                            --------------------------
                                            Jeffrey P. Devaney, Chief Financial
                                            Officer, Treasurer, and Secretary
                                            (Principal Financial and Accounting
                                            Officer)


                                                    EXHIBIT INDEX


----------------------- -------------------------------------------------------------------- ------------------------

                                                                                               PAPER (P) OR
  EXHIBIT NO.                                    DESCRIPTION                                  ELECTRONIC (E)
----------------------- -------------------------------------------------------------------- ------------------------

----------------------- -------------------------------------------------------------------- ------------------------
      31.1               Certification of Chief Executive Officer pursuant to Rule
                         13a-14(a) or 15d-14(a) of the Securities Exchange Act of                    E
                         1934, as adopted pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------- ------------------------
      31.2               Certification  of Chief Financial  Officer  pursuant to Rule
                         13a-14(a)  or 15d-14(a)  of the  Securities  Exchange Act of                E
                         1934,   as  adopted   pursuant   to   Section   302  of  the
                         Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------- ------------------------
      32.1               Certification  of  Chief  Executive  Officer  pursuant  to 18
                         U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of               E
                         the Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------- ------------------------
      32.2               Certification of Chief Financial Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of                  E
                         the Sarbanes-Oxley Act of 2002.

----------------------- -------------------------------------------------------------------- ------------------------