Form 10-K
period 2009-10-31
PASSUR Aerospace, Inc.
filed 2010-01-29
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
               | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009
                                       OR
         | _ | Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the transition period from ___ to ___

                          Commission file number 0-7642

                             PASSUR AEROSPACE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           NEW YORK                                        11-2208938
           --------                                        ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT              06901
------------------------------------------------------          --------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
 YES [ ] NO [X] (The Registrant is not yet required to submit Interactive Data)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

        The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2009 was $3,272,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 11, 2010 was 4,538,948

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2009, are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The information provided in this Annual Report on Form 10-K (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", and "Risk Factors", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) and other product lines (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror, increased fuel costs, and airline bankruptcies and consolidations. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties are related to: a) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; b) its ability to adequately protect its intellectual property; c) its ability to secure future financing; and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


                                     PART I

ITEM 1.  BUSINESS

COMPANY BACKGROUND

PASSUR Aerospace, Inc. (the "Company", "PASSUR(R)", "we", or "our") is a New York corporation founded in 1967. The Company conducts its business in the United States, Canada, Europe, and Japan. The Company's offices are located at One Landmark Square, Stamford, Connecticut, 06901 and 35 Orville Drive, Bohemia, New York, 11716.

PASSUR Aerospace, Inc. is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company believes it is positioned to provide the industry standard in business intelligence dashboards and predictive analytics for aviation organizations.

The Company's principal business is to provide business intelligence and predictive analytics solutions which save money and make available mission critical information for aviation organizations. These analytics are derived from its proprietary PASSUR(R) Network of live flight information, updated every
4.6 seconds, which also incorporates decision support software, predictive analytics, and web-delivered collaborative decision solutions enhanced by professional services, provided by industry experts.

PASSUR(R) serves dozens of airlines (including six of the top seven North American airlines), over fifty airport customers (including ten of the top fifteen North American airports), and more than two hundred corporate aviation customers.

The Company believes its predictive analytics allow its customers to save substantial costs by providing "Predict and Proactively Act" solutions. The PASSUR(R) system simultaneously scans, correlates, and mines information from its proprietary private passive radar system together with multiple additional government and private databases-enabling problems, trends, and patterns of behavior in flight operations to be identified before they happen.

The PASSUR Network includes one hundred and twenty-two Company-owned passive radars located primarily in North America, with one located at each of the top thirty-five U.S. airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making.

The Company delivers these tools primarily on "web dashboards," - a single page or screen which aggregates many different sets of information into a simplified presentation of performance indicators and exception alerts to support quick decisions and information useful in predicting future situations. Almost all of the PASSUR(R) solutions have a live or real-time component, and most also include alerts, decision support, collaborative components, immediate playback or review, as well as analysis. The PASSUR(R) products are protected by multiple patents and patent pending applications.

PRODUCTS AND SERVICES

The Company offers a number of products and services, including:

     1.   Collaborative Web "portal" tools:
          These portals provide instant access to critical information within organizations, and the ability to receive information and share it with those organizations. These organizations form the foundation of our PASSUR(R) Customer Network.
          a. PASSUR(R) OPSnet(TM), patent pending, is an internet-based application designed to improve airport/airline/Federal Aviation Administration ("FAA") coordination through instant communication, information sharing, and collaborative decision making among all parties during all weather conditions and especially during costly disruptions caused by weather, security events, and emergencies.
          b. PASSUR(R) Field Condition Reporting ("FCR"), patent pending, provides accurate airport field conditions to operators, helping to improve operational efficiency and safety of flight. FCR eNotams integration module creates a seamless link to the FAA's Flight Services NOTAM's office, allowing airport customers to file their NOTAM's electronically directly from the FCR page, creating a single point of entry and distribution - in the form of onscreen updates and e-mail alerts - for all NOTAM and non-NOTAM information.
          c. PASSUR(R) OPSnet(TM) Delayed Aircraft Assistance module, patent pending, provides alerts tools to manage aircraft experiencing extended delays on the ground ("Stranded Aircraft").
          d. PASSUR(R) Portal(TM), patent pending, provides a dashboard of real-time vital information on the status of the airport operation, and instant two-way communications.
          e. FlightNewsLive(TM), patented in 2004, is the first passenger information display system with live graphics of terminal and en-route airspace traffic, national weather, and automated explanations for delays.

     2.   Application software services:
          a. ATC Portal(TM), patent pending, is an outcomes-based airspace efficiency program that enables airlines to determine, in real time, the most effective airport arrival and departure rates based on a variety of current and historical operational factors, using onscreen alerts, trend analysis, and decision support tools.
          b. ATC Portal Predictive(TM), patent pending and a new product, is a module of ATC Portal(TM), which provides an 8-hour look ahead at the demand and capacity within an airspace operational environment, providing advance alerts and decision support to enable proactive prevention of diversions and changes in airspace management to increase arrival rates.

          c. PASSUR(R) Pulse(TM) Revenue, patent pending, provides a web-based live and archived detailed, accurate landing report for airlines, airports, and Fixed Based Operators ("FBOs"), creating maximum revenue efficiency, as well as transparency and equity in the distribution of landing fees among airport users.


               i. PASSUR(R) Pulse Audit(TM), patent pending, module gives airports access to the most complete, accurate, and timely activity reports of arrivals and departures, based on the PASSUR(R) radar record and integrated database of flight information, including detailed owner/operator information, maximum certified weights by tail number, seat configurations, runway utilization, dwell times, and other details in aggregate and by individual flight.
               ii. PASSUR(R) Pulse Proactive Billing(TM) module, patent pending, allows airlines to log onto a secure website to view and download their landing fee reports, automatically generated by the PASSUR(R) database of flight information. The program is hosted by the Company and managed through online tools by the airport, including detailed reporting and invoicing tools, automatic aircraft weight calculations, and detailed owner/operator and aircraft information by flight.
          d. RapidResponse(TM), patent pending, provides the ability to immediately replay flight events with a high level of precision, specificity, and detail, thereby enabling airlines and airports to improve the safety of operations. Real-time situational awareness and immediate replay enable customers to be fully informed and proactive in responding to emergencies. The Company believes RapidResponse(TM) has Homeland Security, Defense, and other government applications.
          e. PASSUR(R) Pulse(TM) Operations, patent pending, provides web-based access to the PASSUR(R) database of operational information for activity reporting and analysis.
          f. PASSUR(R) inSight(TM), patent pending, is a takeoff-to-landing, web-based tool that provides PASSUR(R) terminal area information on a national flight tracking platform. PASSUR(R) inSight(TM) is packaged with other PASSUR(R) web-based applications to provide a premium flight tracking "airspace visualization" capability.
          g. AirportMonitor(TM), patented in 2006, is a web-based application that provides the communities surrounding an airport with live flight tracking and information as part of the airport's public relations, community outreach, and noise mitigation programs.
          h. FlightPerform(TM) is a live flight tracking and airspace analysis and awareness system used by airports and airlines for real-time dispatch, arrivals, and facilities management.
          i. Fuel Portal(TM), patent pending, provides improved methods to price and sell more fuel through data and analytics of aircraft fuel requirements.

     3.   Flight data products:
          These data feeds, which segment different portions of the PASSUR(R) Network depending on customer needs, feed directly to customer systems, or to customers through third-party data integration systems. These feeds are segmented into:
          a. RightETA(TM), patent pending, provides ETA and flight status feeds for real-time airline schedule management, airport Flight Information Display Systems (FIDS), Gate and Baggage Information Display Systems (GIDS and BIDS), and activity reports for operational analysis.
          b. FlightSure(TM), patent pending, provides information and software for integrated aircraft Noise Operations Monitoring Systems
               (NOMS).
          c. Pulse Revenue(TM) Data Feed, patent pending, provides the data source for calculating landing fee reports and invoices in airport statistical and/or revenue management systems.
          d. Data feeds for Airport Operational Databases (AODB's). Airports will incorporate the PASSUR(R) AODB data feed to power a host of revenue, operational, and customer service applications within an airport.

The Company believes financial performance and operational efficiencies in the aviation industry can be enhanced by more accurate and timely flight information and analytics, collaboration, and professional services. The Company believes its business opportunities come from addressing the following specific problem areas in the aviation industry:

     1. THE AVIATION INDUSTRY'S LACK OF A STANDARDIZED INFORMATION TECHNOLOGY PLATFORM FOR ACCESSING INFORMATION. The business community has come to expect a sophisticated delivery of rich information in other pace-setting industries such as banking, news, and health care. In aviation, valuable information exists, but is compartmentalized among its various constituencies, including government air traffic regulators, airlines, airports, fixed based operators, corporate aviation departments, and passengers. As such, any aviation-related organization must contend with multiple conflicting sources of information (often within the same organization), or a lack of access to the information at all. The Company's business opportunities arise from its ability to market otherwise hard-to-access or compartmentalized information through the unique PASSUR(R) integrated database of flight and airspace data. The Company believes the information provided by this database is unique, and makes available a standardized, comprehensive data set, accessible to all aviation constituencies. The PASSUR(R) passive radar network is integral to this database.

     2. THE LACK OF STANDARDIZED PROTOCOLS AND INDUSTRY BEST-PRACTICES, AND THE LACK OF AN INFORMATION PLATFORM TO SHARE THOSE PROTOCOLS COLLABORATIVELY AMONG ALL PLAYERS TO MANAGE THE MORE COMPLEX AND EXPENSIVE PROBLEMS IN THE AVIATION INDUSTRY. There are a number of known aviation conditions that are best addressed through tested, proven operational protocols. PASSUR(R) provides a platform not otherwise available for the collaborative implementation of those protocols by key partners in aviation operations. These conditions include winter deicing operations, summer thunderstorms, air traffic delays, security alerts, and aviation incidents and accidents. The Company's web-based protocols, which codify practices developed by many leading experts in the industry, are communicated to, and shared with, multiple parties through PASSUR(R)'s collaborative solutions, resulting in significant cost reductions and improved customer service.

     3. THE LACK OF AN OUTCOMES-BASED SOLUTIONS DATABASE WHICH OFTEN KEEPS AVIATION ORGANIZATIONS FROM TAKING THE MOST APPROPRIATE AND EFFECTIVE ACTIONS. Aviation suffers from a lack of an outcomes-based, historical database which, when accessed, would allow users to take effective actions that are appropriate for the exact conditions being experienced. The PASSUR(R) outcomes database allows users to immediately determine the right actions at the right time, based on actual historical performance and outcomes, to help to ensure that the most effective solution is implemented. The outcomes database helps to standardize and institutionalize aviation organizations' response to air traffic control (ATC) conditions, scenarios, and problems which recur constantly in the operating environment, thereby eliminating the improvisatory and anecdotal character of today's airline-ATC interaction which causes significant unnecessary costs. For example, if an airport has a weather system moving through, the PASSUR(R) outcomes database will provide information to the user about the optimal configuration of the airport to maximize arrivals and departures - based on how the airport has performed under the SAME CONDITIONS over the previous weeks, months, or years.

     4. THE LACK of SPECIALIZED AVIATION EXPERTISE TO ASSIMILATE, ANALYZE, AND IMPLEMENT AVIATION INFORMATION SOLUTIONS. Even with the best information solutions, aviation organizations often require expertise to help implement these solutions in their everyday operating environment. The PASSUR(R) Professional Services Program provides experts who are specialists in their respective fields, often with decades of experience, who assist aviation organizations in a variety of fields, including Air Traffic Management at an airline or Landing Fee Management at an airport.

     5. THE LACK OF PREDICTIVE ANALYTICS. A critical growth area for the industry will come from the ability to predict outcomes. PASSUR(R) tools provide a "look ahead" capability, which deliver far greater savings than the industry has typically been able to achieve, by enabling proactive, rather than reactive, decision making in areas of major financial impact like diversions, Ground Delay Programs, fuel planning, departure sequencing, and optimization of national airspace.

Revenues during Fiscal Year (FY) 2009 increased by approximately 18%, or $1,388,000, to $8,960,000 from $7,572,000 in FY 2008, while total costs and expenses in FY 2009 increased by approximately 19%, or $1,211,000 to $7,689,000 from $6,478,000 in FY 2008. In FY 2009, income from operations increased by approximately 16%, or $177,000, to $1,271,000 from $1,094,000 in FY 2008.

The Company currently has the exclusive license rights to use thirteen patents in the United States and various foreign countries, relating to the Company's PASSUR(R) System and related technologies. The licensed patents expire in various years through 2013.

The Company currently owns five issued patents, and nineteen additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR(R) Systems. The issued and allowed patents expire in various years through 2025.

The Company also owns a federal trademark registration in the mark PASSUR(R) for use with both the PASSUR(R) hardware system installation and the software products which use the data derived from the PASSUR(R) Network and other sources.

HOW PASSUR AEROSPACE, INC. GENERATES REVENUE

The Company revenues are generated by selling: (1) subscription-based information and software products, (2) annual maintenance contracts for PASSUR(R) radar systems and, (3) professional services. Under the subscription model, the customer signs at least a one-year contract for access to the information services. The agreement also provides that the information from the PASSUR(R) Network cannot be resold, used by others, or used for unauthorized purposes. Consulting services generally accompany the sale of the Company's collaborative decision tools.

DISTRIBUTION METHOD

The Company's direct sales force sells and markets its products.

COMPETITION

The PASSUR(R) applications are, to the best of the Company's knowledge, relatively unique; however there are other forms of flight tracking and aviation business intelligence products. Depending on the end use of the Company's products, the Company's primary competitors include Sabre, Inc., ARINC, Sensis, and SITA. The Company also sells certain data solutions through systems integrators, including Lochard Pty, LTD, and Era Corporation, some of whom may also sell products that are competitive with those offered by the Company. Most of these companies are larger than the Company, and have larger sales forces and greater financial resources than the Company.

SOURCES OF RAW MATERIALS

The Company obtains its raw materials from component distributors and manufacturers throughout the United States. The Company has multiple sources of supply for a majority of its components.

DEPENDENCE ON CERTAIN CUSTOMERS

For the fiscal years ended October 31, 2009 and 2008, two customers accounted for approximately 22% of total revenues, and one customer accounted for approximately 12% of total revenues, respectively.

RESEARCH AND DEVELOPMENT

The Company's research and development ("R&D") efforts are primarily focused on continued software and hardware enhancements, as well as maintenance to the existing PASSUR(R) Systems and related suite of software applications. R&D is also focused on developing and maintaining the new software applications and decision support products designed to expand the Company's software suite of products. There were no customer sponsored research and development activities.

For the fiscal years ended October 31, 2009 and 2008, research and development expenses amounted to approximately $278,000 and $290,000, respectively. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

ENVIRONMENTAL COSTS

The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

EMPLOYEES

As of October 31, 2009, the Company employed 26 employees, of which 24 were full time, including 6 officers.

ITEM 1A.  RISK FACTORS

THE COMPANY, IN THE PAST, INCURRED OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS.

While the Company had net income during fiscal years 2009, 2008, 2007, and 2006, it incurred significant net losses during the previous three fiscal years. The Company had net income of approximately $154,000 and $495,000 for the fiscal years ended October 31, 2009 and 2008, respectively. As of October 31, 2009, the Company's accumulated deficit was approximately $8,806,000. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing customers and to control the costs associated with the business operations. There is no guarantee that the Company will be able to execute on these requirements. The Company is profitable but may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 22, 2011. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

THE COMPANY'S SUCCESS IS DEPENDENT ON THE AVIATION INDUSTRY. IF THE COMPANY DOES NOT EXECUTE ITS BUSINESS PLAN, OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO THE DEPRESSED AVIATION INDUSTRY, ITS RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD CONTINUE TO BE ADVERSELY AFFECTED.

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

Additionally, the aviation industry has been impacted by budgetary constraints and airline bankruptcies due to the downturn in the current economy, changes in fuel costs, the terrorist events of September 11, 2001, and the war on terrorism. The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks, or fear of such attacks, even if not made directly on the airline industry, would negatively affect the airline industry (through, for example, increased security, insurance, and other costs, and lost revenue from increased ticket refunds and decreased ticket sales), which would in turn negatively affect the Company.

The aviation industry is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board ("NTSB"). New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's current revenues are derived from either airports, airlines, or related businesses, continued increased regulations of the aviation industry or a continued downturn in the economic situation of the aviation industry could have a material adverse effect on the Company.

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIAL SIGNIFICANT FLUCTUATIONS.

The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

     o    Delays and/or decreases in the signing and invoicing of new contracts;
     o    The length of time needed to initiate and complete customer contracts;
     o Revenues recognized from one-time sales events (selling or upgrading systems) versus subscription-based sales;
     o The introduction and market acceptance of new and enhanced products and services;
     o The costs associated with providing existing and new products and services;
     o Economic conditions in the United States and the impact on the aviation industry of the terrorist events of September 11, 2001 and continued war on terrorism; and
     o The potential of future terrorist acts against the aviation industry and the adverse effects of any further terrorist attacks or other international hostilities involving the United States.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods, results of operations may be below those expected based upon previous performance.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

While the Company's operations were cash flow positive as of October 31, 2009 and 2008, the Company's debt in fiscal year 2009 increased by $100,000 to fund additions to the PASSUR(R) Network. The Company had an accumulated deficit of approximately $8,806,000 as of October 31, 2009. The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 22, 2011. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products in an industry for which liquidity and resources are already adversely affected.

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

UNAUTHORIZED USE OF THE COMPANY'S INTELLECTUAL PROPERTIES BY THIRD PARTIES MAY DAMAGE AND/OR ADVERSELY AFFECT OUR BUSINESS.

The Company regards its trademarks, trade secrets, and all other intellectual property as critical to its future success. Unauthorized use of our intellectual property by third parties may damage and/or impair our business. Our intellectual property includes exclusive licenses to use patents held by third parties, as well as Company-owned patents. We rely on trademarks, trade secrets, patent protection, and contracts, including confidentiality and non-exclusive license agreements with our customers, employees, consultants, strategic partners, and others, to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our prior knowledge and/or authorization. Prosecuting infringers could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt its business.

The Company currently has the exclusive license rights to use thirteen patents in the United States and various foreign countries, relating to the Company's PASSUR(R) System and related technologies. The licensed patents expire in various years through 2013.

The Company currently owns five issued patents, and nineteen additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications, derived in large part from the data generated from the Company's PASSUR(R) Systems. The issued and allowed patents expire in various years through 2025. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of our pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

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

The Company cannot guarantee that our future products, technologies, and software applications will not inadvertently infringe valid patents or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others. Investigation of any claims from third parties alleging infringement of their intellectual property, whether with or without merit, can be expensive and could affect development, marketing, selling, or delivery of our products. Defending against intellectual property infringement claims could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against the Company may result in significant monetary liability and could adversely affect our business, financial condition, operating results and cash flow.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are currently located at One Landmark Square, Suite 1900, Stamford, Connecticut, in part of a six building, 800,000 square foot office park. Effective June 26, 2009, the Company entered into a five year lease for approximately 4,000 square feet of office space at an average rental rate of approximately $157,000 per year. Prior to October 31, 2009, the Company's leased 1,900 square feet for its executive offices, located in a three-story office building at 47 Arch Street, Greenwich, Connecticut, at a rental rate of $90,000 per year.

The Company's research and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The building previously was owned by the Company and was sold in October 1999 to an unaffiliated buyer. The Company, which renewed the lease through October 31, 2012, leases 12,000 square feet at an annual average rental cost of approximately $109,000.

The Company believes these rates are competitive and are at or below market rates.

The Company's research and manufacturing facility and its executive offices are suitable for its requirements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2009.

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

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:


                                                               PRICES*
                                                               -------

            PERIOD                                       HIGH           LOW
            ------                                       ----           ---

            FISCAL YEAR ENDED OCTOBER 31, 2009

            FIRST QUARTER                             $   4.00      $   1.25
            SECOND QUARTER                                3.35          1.10
            THIRD QUARTER                                 3.20          2.00
            FOURTH QUARTER                                2.90          1.30

            Fiscal year ended October 31, 2008

            First quarter                             $   4.15      $   3.50
            Second quarter                                4.50          3.00
            Third quarter                                 4.00          2.50
            Fourth quarter                                3.25          1.55

--------------------------------------------------------------------------------



* The quotations represent prices on the over-the-counter bulletin board between dealers in securities, do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                  (B)  HOLDERS

The number of registered equity security holders of record at January 11, 2010 was 254, as shown in the records of the Company's transfer agent.

                  (C)  DIVIDENDS

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

                  (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of October 31, 2009 with respect to the securities authorized for issuance under the Company's equity compensation plans.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                NUMBER OF SECURITIES REMAINING
                                              NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                                ISSUED UPON EXERCISE OF     EXERCISE PRICE OF      UNDER EQUITY COMPENSATION
                                                 OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                                    WARRANTS, AND RIGHTS     WARRANTS, AND RIGHTS     REFLECTED IN COLUMN (A))
--------------------------------------------------------------------------------------------------------------------------------
                                                          (A)                      (B)                        (C)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plan approved
by security holders                                     1,627,000                 $.70                    430,000
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders                                            --                   --                         --
--------------------------------------------------------------------------------------------------------------------------------
Total                                                   1,627,000                 $.70                    430,000
                                                        =========                 ====                    =======
--------------------------------------------------------------------------------------------------------------------------------

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

OVERVIEW

PASSUR Aerospace, Inc. is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company believes it is positioned to provide the industry standard in business intelligence dashboards and predictive analytics for aviation organizations.

The Company's revenues are generated by selling: (1) subscription-based information and software products; (2) annual maintenance contracts for PASSUR(R) radar systems; and (3) professional services.

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications designed to address the needs of the aviation industry. The Company's strategy is to help solve problems faced by its customers, and is built on the following basic objectives: (1) continue to extend the reach of the PASSUR(R) radar network, which provides the proprietary backbone for many of its solutions; (2) continue to integrate multiple additional industry data sets into its integrated aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance technologies, in order to ensure that PASSUR(R) is the primary choice for data integration and management for large aviation organizations; (3) continue to develop decision support solutions built on business intelligence, predictive analytics, and web dashboard technology; and (4) continue to develop the Company's professional service capabilities in order to ensure that its solutions can be fully implemented in the customer's work environment with minimal demand on the customer's internal resources.

The Company shipped twenty-one and installed twenty-three Company-owned PASSUR(R) Systems during fiscal 2009 (installations include systems shipped in the current and the previous fiscal year). Several units shipped in fiscal 2009 should be installed during fiscal year 2010. The shipped and installed PASSUR(R) Systems were capitalized as part of the Company owned "PASSUR(R) Network." The Company will continue to expand the PASSUR(R) Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2010. The Company manufactured thirty-one PASSUR(R) units in fiscal year 2009. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR(R) Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and twenty-two Company-owned PASSUR(R) Systems located at various airports worldwide at the end of fiscal 2009.

REVENUES

Revenues during fiscal 2009 increased by approximately $1,388,000, or 18%, to $8,960,000 from $7,572,000 in fiscal 2008. This increase was primarily due to the continued development and deployment of new software applications and solutions, as well as the wide selection of products which address customers' needs, easily delivered through web-based applications. These efforts resulted in new customers subscribing to the Company's suite of software applications, as well as higher subscriptions from some of its existing customers.

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, subscription-based revenues of approximately $8,371,000 in fiscal 2009 increased $1,293,000, or 18%, compared to approximately $7,078,000 in fiscal 2008.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs, data feeds, and allocated overhead costs. Also included in cost of revenues are costs associated with the upgrades of PASSUR(R) Systems necessary to make older systems compatible with new software applications, as well as the ordinary repair and maintenance of existing network systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) units produced, upgraded, shipped, and installed during the year which are added to the PASSUR(R) Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

During fiscal 2009, cost of revenues increased by approximately $984,000 or 41%, compared to fiscal 2008, primarily because fewer PASSUR(R) Systems were shipped and installed compared to the prior fiscal year. Other factors are lower capitalization of manufacturing costs, increases in headcount related costs, data feeds, communication costs, depreciation, as well as amortization of capitalized software assets. This increase was partially offset by reductions in license fees, travel and entertainment expenses, as well as an increase in the capitalization of software development costs.

RESEARCH AND DEVELOPMENT

During fiscal 2009, research and development expenses remained consistent compared to fiscal 2008. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during fiscal 2009 or 2008. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

During fiscal 2009, selling, general, and administrative expenses increased by approximately $239,000, or 6%, compared to fiscal 2008. This increase was primarily due to an increase in sales and marketing payroll, as well as higher legal fees.

INCOME FROM OPERATIONS

During fiscal 2009, revenues of approximately $8,960,000 exceeded costs and expenses of approximately $7,689,000, and resulted in income from operations of approximately $1,271,000. During fiscal 2009, total revenues increased by approximately $1,388,000, or 18%, total costs and expenses increased by approximately $1,211,000, or 19%, and income from operations increased by approximately $177,000, or 16%, compared to fiscal 2008.

OTHER INCOME (EXPENSE)

Interest income was not significant in fiscal 2009 and 2008.

Refinancing and extending the maturity of the Company's debt at a higher interest rate resulted in an increase in interest expense-related party of approximately $513,000, or 86%, in fiscal 2009, compared to fiscal 2008.The interest rate charged by the related party increased from 4.5% to 9%, as of February 1, 2009. The principal balance of the note at the end of fiscal 2009 was $100,000 higher as compared to the same period of the prior fiscal year.

INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

As of October 31, 2009, the Company had available a federal net operating loss carry-forward of approximately $11,455,000 for income tax purposes, which will expire in various tax years from 2010 through 2028. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $4,497,000 which primarily consists of the net operating loss carry-forwards which are considered more likely than not to be realizable.

NET INCOME

The Company earned net income of approximately $154,000, or $.03 per diluted share, during fiscal 2009, as compared to net income of approximately $495,000, or $.09 per diluted share, in fiscal 2008. During fiscal year 2009, the Company's income from operations was higher compared to fiscal year 2008, but this increase was more than offset by higher interest costs to a related party, resulting in lower net income compared to the prior fiscal year.

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2009, the Company's current liabilities exceeded current assets by approximately $2,072,000. The notes payable to a related party of $13,914,880 are due November 1, 2011. At October 31, 2009, the Company's stockholders' deficit was approximately $5,943,000. For fiscal 2009, the Company had net income of approximately $154,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 22, 2011. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009 with a maturity of November 1, 2011. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. Mr. Gilbert loaned the Company an additional $900,000 to fund part of this interest payment, bringing the loan balance to $14,814,880 as of December 31, 2009. During fiscal 2008, Mr. Gilbert loaned the Company an additional $1,200,000, which brought the principal amount of the note due to Mr. Gilbert to $13,814,880 as of October 31, 2008. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 22, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

Net cash provided by operating activities for fiscal 2009 was approximately $2,380,000 and consisted of approximately $154,000 of net income, $1,701,000 of non-cash items, primarily depreciation and amortization, and approximately $1,108,000 of accrued interest-related party, offset by a decrease in accrued expenses of approximately $293,000 which was due primarily to a reduction in license fees, an increase in accounts receivable of approximately $227,000, and a net decrease of all other operating cash-flows of approximately $63,000. Cash flow used in investing activities for fiscal 2009 was approximately $2,469,000 and consisted of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash flow provided by financing activities for fiscal 2009 was approximately $122,000 and consisted of $100,000 from notes payable-related party, and approximately $22,000 of proceeds from the exercise of stock options. No principal payments on notes payable-related party were made during fiscal 2009.

The Company was profitable in fiscal year 2009. To date, the Company's revenue has increased as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and increased fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the NTSB, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 104"), as codified. SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company also recognizes revenue in accordance with FASB ASC 985-605 (SOP 97-2, "SOFTWARE REVENUE RECOGNITION") as amended, when applicable.

The Company's revenues are generated by selling: (1) subscription-based information and software products; (2) annual maintenance contracts for PASSUR(R) radar systems; and (3) professional services.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with ASC 985-605, we recognize revenue from the licensing of our software products or performance of maintenance when all of the following criteria are met: (1) we have evidence of an agreement with a customer; (2) we deliver the products/services; (3) license or maintenance agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement, such that the sale may not be complete and/or final; and (4) collection is probable. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement(s). In many cases, the Company may invoice respective customers in advance of specified period(s), either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with ASC 985-605.

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

Any deferred revenue is classified on the Company's balance sheet as a liability in the deferred income account until such time as revenue from services is properly recognized as revenue in accordance with SAB 104 and/or ASC 985-605 and the corresponding agreement.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of FASB ASC 985-20 (SFAS 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED"). Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed, are capitalized after technological feasibility is established and ending when the product is available for general release to customers. Once the software products become available for general release to the public, the Company begins to amortize such costs to cost of revenues.

The Company's policy on capitalized software costs determines whether the costs incurred are classified as capitalized costs (in accordance with ASC 985-20) or as research and development expenses. In cases where the Company capitalizes costs incurred with development of new hardware/software products, a product specification is designed and/or a working model of the respective project is developed as the guideline for the capitalization of costs associated with such project in accordance with ASC 985-20.

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and amortization commences over a five-year period. Any additional costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any additional costs incurred to maintain products which were completed and released to the general public, in accordance with ASC 985-20. Management uses judgment in determining and evaluating whether development costs meet the criteria for immediate expense or capitalization.

The Company's net capitalized software costs at October 31, 2009 totaled approximately $2,516,000. The carrying value of the capitalized software costs is evaluated for impairment based on the forecasted and actual future cash flows expected to be generated from such assets, as determined and evaluated by management.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of FASB ASC 360-10 (SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"). At each reporting period, the Company reviews long-lived assets for impairment to determine if the carrying amount of an asset may not be recoverable. Impairment is recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. The Company evaluates the periods of amortization continually in determining whether any events or circumstances warrant revised estimates of useful lives.

The Company's long-lived assets include property, plant and equipment and the PASSUR(R) Network, that, at October 31, 2009, approximated $7,551,000, which accounted for 64% of the Company's total assets.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2009, based upon management's evaluation of the above asset groups, no impairments of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

As of October 31, 2009, the total net property, plant and equipment approximated $259,000, the total net PASSUR(R) Network approximated $7,291,000, and the total net software development costs approximated $2,516,000. The total depreciation and amortization expense for fiscal 2009 related to capitalized assets approximated $1,677,000. In management's judgment the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the assets, as follows:

Property, plant and equipment                        3 to 10 Years
PASSUR(R) Network                                    7 Years
Software development costs                           5 Years

The PASSUR(R) Network includes PASSUR(R) Systems and the related software workstations used for the data derived from the PASSUR(R) Systems, as well as costs pertaining to raw material, work-in-process, and finished goods components. PASSUR(R) Network installations include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems (the "PASSUR(R) Network"). PASSUR(R) Network assets which are not installed in the Network are carried at cost and no depreciation is recorded. Once installed, the PASSUR(R) Systems are depreciated over seven years.

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

For the year ended October 31, 2009, total depreciation and/or amortization of $1,677,000 consisted of $227,000 for property, plant and equipment, $1,079,000 for the PASSUR(R) Network, and $371,000 for software development costs.

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under ASC 718. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the years ended October 31, 2009 and 2008, stock compensation expense of approximately $35,000 and $100,000, respectively, was incurred by the Company and primarily charged to selling, general, and administrative expenses. For the year ended October 31, 2009, stock compensation expense was reduced by approximately $31,000 due to reversals of prior fiscal year's costs for the forfeiture of options with a service condition, previously issued to employees terminated in the current fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted FASB ASC 820-10 (SFAS No. 157, "Fair Value Measurements"). ASC 820-10 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," which amends ASC 820-10 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. Effective November 1, 2009, ASC 820-10 will also apply to all other fair value measurements for us. We are evaluating the effect the implementation of ASC 820-10 will have on our non-financial assets and non-financial liabilities on our consolidated financial statements.

In December 2007, the FASB issued ASC 805 (SFAS No. 141R, "Business Combinations") that will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D, and restructuring costs. The changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This guidance is effective for fiscal years beginning after December 15, 2008. This pronouncement will affect future acquisitions, if any.

In December 2007, the FASB issued ASC 810 (SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"). This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This pronouncement will affect the accounting for future acquisitions, if any. The Company wholly owns its subsidiary and thus does not expect this pronouncement to impact the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2009.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2009. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at a reasonable assurance level as of October 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  (A) IDENTIFICATION OF DIRECTORS

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.

                                   DIRECTOR
NAME                        AGE     SINCE     DIRECTOR POSITION AND OFFICERS WITH COMPANY
------------------------------------------------------------------------------------------------

G.S. Beckwith Gilbert       67      1997      Chairman of the Board and a Director

Richard R. Schilling, Jr.   84      1974      Director

John R. Keller              69      1997      Executive Vice President and a Director

Bruce N. Whitman            76      1997      Chairman of the Executive Committee and a Director

Paul L. Graziani            52      1997      Director


James T. Barry              48      2000      President, Chief Executive Officer, and a Director

James J. Morgan             67      2005      Director

Kurt J. Ekert               39      2009      Director

Peter L. Bloom              52      2009      Director


Each director is elected to serve until the succeeding annual meeting of shareholders and until his successor is duly elected and qualified.

                  (B) IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual, and the year in which each executive officer began to serve in such capacity.

                               OFFICER
NAME                     AGE    SINCE      OFFICER POSITION AND OFFICERS WITH COMPANY
------------------------------------------------------------------------------------------------

James T. Barry           48      1998      President, Chief Executive Officer, and a Director

Jeffrey P. Devaney       50      2004      Chief Financial Officer, Treasurer, and a Secretary

John R. Keller           69      1967      Executive Vice President and a Director

Dr. James A. Cole        69      1988      Senior Vice President of Research and Development

Matthew H. Marcella      52      2003      Vice President of Software Development

Ron A. Dunsky            47      2003      Vice President of Marketing


Each officer is elected to serve at the discretion of the Board of Directors.

                  (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

None.

                  (D) FAMILY RELATIONSHIP

None.

                  (E) BUSINESS EXPERIENCE

The following sets forth the business experience during the past five years of each director and executive officer:

G.S. Beckwith Gilbert       Mr. Gilbert has continued to serve as the Company's
                            Chairman of the Board since his election in 1997.
                            Mr. Gilbert was appointed Chief Executive Officer in
                            October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr.
                            Gilbert is also President and Chief Executive
                            Officer of Field Point Capital Management Company, a merchant-banking firm, a position he has held since
                            1988. He is a Director of Davidson Hubeny Brands.
                            Mr. Gilbert is also the Chairman of the Board of Fellows of Harvard Medical School, a Director of the
                            Yale Cancer Center, a trustee of the Williston
                            Northampton School, and a member of the Council on Foreign Relations.

Richard R. Schilling, Jr.   Mr. Schilling has been a Director of the Company
                            since 1974. Mr. Schilling is a member of the law firm of Burns, Kennedy, Schilling & O'Shea, New
                            York, New York, where he has been practicing since
                            October 1964.

Bruce N. Whitman            Mr. Whitman has been a Director of the Company since
                            1997. He is currently the president, CEO, and a Director of FlightSafety International, where he has been employed in various positions (such as Executive Vice President) since 1961. He is currently a Director and Chairman of the Executive
                            Committee of PASSUR Aerospace, Inc., Co-Chairman of the Board and Chairman of the Nominating Committee of the Congressional Medal of Honor Foundation, a Director of the General Aviation Manufacturers
                            Association, an Executive Committee member of NATA's
                            Air Charter Safety Foundation Board of Governors; a
                            Director of ORBIS International, a Director of the Wings Club, and a Director Emeritus of the Smithsonian National Air and Space Museum. He is a member of the Board of Governors of the Aerospace
                            Industries Association, The Wings Club, the Civil
                            Air Patrol and a member of its Executive and Audit
                            Committees, a trustee of the Falcon Foundation, the Kent School, and the National World War II Museum.

Paul L. Graziani            Mr. Graziani has been a Director of the Company
                            since 1997. He currently serves as Chief Executive
                            Officer of Analytical Graphics, Inc. (AGI), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities, a position he has held since January 1989. Until March 2009, he also served as AGI's president. In recent times, Mr.
                            Graziani has been recognized as "CEO of the Year" by the Philadelphia region's Eastern Technology Council and the Chester County Chamber of Business and Industry; "Entrepreneur of the Year" regional winner by Ernst & Young; and "Businessman of the Year" by the local Great Valley Regional Chamber of Commerce.
                            He sits on the Boards of Directors of the United
                            States Geospatial Intelligence Foundation (USGIF) and Federation of Galaxy Explorers (FOGE), and is a member of the boards of governors of the Civil Air
                            Patrol (CAP) and the Aerospace Industries
                            Association (AIA). He serves on the advisory board for Penn State Great Valley and is an associate fellow of the American Institute of Aeronautics and Astronautics (AIAA). After fulfilling his board tenure, he was recently elected to the honorary position of life director of The Space Foundation.
                            In 2009 AGI was named a "Top Small Workplace" by the
                            Wall Street Journal and the non-profit organization
                            Winning Workplaces.

James J. Morgan             Mr. Morgan has been a Director of the Company since
                            September 12, 2005. Mr. Morgan is also a partner in the New York City based private equity firm Jacobson
                            Partners, a position he has held since September
                            2001. In his role at Jacobson Partners, Mr. Morgan serves as a board member of Bertucci's Inc. Mr.
                            Morgan retired in 1997 as President and Chief
                            Executive Officer of Philip Morris Incorporated.

Kurt J. Ekert               Mr. Ekert has been a Director of the Company since
                            September 10, 2009. Mr. Ekert is currently the Chief
                            Operating Officer of GTA by TRAVELPORT, INC., a
                            Blackstone company, a position he has held since
                            October 2006. In his role as Chief Operating
                            Officer, Mr. Ekert leads GTA's operating and commercial functions, as well as all elements of its online consumer business, OctopusTravel.com. In
                            December 2005, he was named Senior Vice President,
                            Travelport Supplier Services, where he oversaw supplier services and content for the Travelport consumer and business groups including Orbitz.com and Galileo. At Travelport, prior to December 2005,
                            Mr. Ekert held the positions of Group Vice
                            President, Strategy and Business Development, and
                            Chief Operating Officer, Orbitz for Business. His experience in the travel industry includes a number of senior finance roles at Continental Airlines. He also spent four years as an active duty Army officer. Mr. Ekert holds a B.S. from the Wharton
                            School of the University of Pennsylvania and a MBA from the University of South Carolina.

Peter L. Bloom              Mr.  Bloom has been a Director of the Company  since
                            December 10, 2009. Mr. Bloom is currently an
                            Advisory Director at General Atlantic, where he has worked since 1996. As a Managing Director at General
                            Atlantic, he was responsible for technology due diligence on prospective investments and assistance to the CEO and senior management teams of portfolio companies on technology strategy and guidance on emerging technology trends. Prior to joining General
                            Atlantic, Mr. Bloom spent thirteen years at Salomon
                            Brothers in a variety of roles in both technology and fixed income sales and trading. He received the Carnegie Mellon/AMS Achievement Award in Managing
                            Information Technology for his work managing the technology implementation of a new distributed computing architecture that supported the company's global business operations. He graduated from Northwestern University in 1978 with a B.A. in Computer Studies and Economics. He is a member of Business Executives for National Security, an
                            Associate Founder of Singularity University. He is currently the Chairman of DonorsChoose, which was named the most innovative charity in America by Stanford Business School and Amazon. Mr. Bloom is also the co-founder and Chairman of Peak Rescue
                            Institute. He is a member of the board of The Food
                            Bank for New York City and the Cancer Research
                            Institute.

Dr. James A. Cole           Dr. Cole currently serves as Senior Vice President
                            and the Director of Research and Development of the Company, a position he has held since July 1988. Dr.
                            Cole earned a Ph.D. in physics from Johns Hopkins
                            University in 1966. He is a current member of the American Association for the Advancement of Science,
                            American Physics Society, Association for Computing
                            Machinery, Institute of Electrical and Electronic
                            Engineers and IEEE Computer Society. Dr. Cole has been with the Company since 1974.

John R. Keller              Mr. Keller serves as Executive Vice President of the
                            Company, a position he has held since the Company's inception in 1967 as one of the co-founders. Mr.
                            Keller received his bachelor's and master degrees in engineering from New York University in 1960 and 1962, respectively.

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

                  (G) IDENTIFICATION OF AUDIT COMMITTEE

Our Board of Directors has appointed an Audit Committee, consisting of three directors. All of the members of the Audit Committee are independent of our Company and management, as independence is defined under applicable National Association of Securities Dealers ("NASD") rules. The Audit Committee consists of Mr. Graziani, Mr. Schilling and Mr. Whitman.

                  (H) AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has determined that Paul L. Graziani, Chairman of the Company's Audit Committee, meets the Securities and Exchange Commission's criteria of an "audit committee financial expert" as set forth in item 407(d)(5)(ii) of Regulation S-K. Mr. Graziani acquired the attributes necessary to meet such criteria by holding positions that provided relevant experience. Mr. Graziani is independent, as defined under applicable NASD rules.

                  (I) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. As previously reported in March 2009, it came to the Company's attention that a number of reports required by Section 16(a) of the Exchange Act had inadvertently not been filed with the SEC - specifically Forms 3 (Initial Statement of Beneficial Ownership of Securities) and Forms 4 (Statement of Changes in Beneficial Ownership). In addition, the failure to file these reports was not properly documented in several of the Company's Annual Reports on Forms 10-K and Definitive Proxy Statements, as filed with the SEC. As a result of this error, the Company implemented a new procedure to track such filings and the Company has notified the delinquent filers and all of the required filings have been made. In March 2009, the Company implemented a procedure whereby Section 16 filings are tracked under the supervision of the Company's Chief Financial Officer, who is also charged with reviewing the disclosures required by Item 405 of Regulation S-K in the Company's Annual Reports on Form 10-K and Definitive Proxy Statements.

The following table sets forth the total number of late Section 16(a) reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form for each person who was a director or officer required to file reports under Section 16(a) or beneficial owner of more than 10% of the Company's common stock during the past fiscal year:


                                           NUMBER OF FORMS FILED LATE:
                                           ---------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                             NUMBER OF
                                                                            TRANSACTIONS
                                                                               REPORTED            NUMBER OF FORMS
                                      FORM 3                FORM 4             UNTIMELY             NOT FILED (1)
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Richard R. Schilling, Jr.             0                    1                   1                     1
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Bruce N. Whitman                      0                    5                   5                     4
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Paul L. Graziani                      0                    4                   4                     3
------------------------------- -------------------- -------------------- ------------------- -----------------------
   James J. Morgan                       1                    2                   2                     2
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Kurt J. Ekert                         0                    1                   1                     0
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Dr. James A. Cole                     0                    6                   7                     5
------------------------------- -------------------- -------------------- ------------------- -----------------------
   John R. Keller                        0                    4                   5                     3
------------------------------- -------------------- -------------------- ------------------- -----------------------
   James T. Barry                        0                    5                   5                     3
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Jeffrey P. Devaney                    1                    1                   1                     1
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Matthew H. Marcella                   1                    7                   8                     5
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Richard C. Scott                      1                    1                   1                     1
------------------------------- -------------------- -------------------- ------------------- -----------------------
   Ron A. Dunsky                         1                    7                   7                     4
------------------------------- -------------------- -------------------- ------------------- -----------------------

1) In each case, the Form involved was a Form 5 - Annual Statement of Beneficial Ownership of Securities. The information required to be included on the Forms 5 was included on the late Forms 4 for each of the above individuals.

                  (J) BOARD NOMINATIONS BY SHAREHOLDERS

There have not been any material changes to the procedures by which the Company's shareholders may recommend nominees to the Company's board of directors as disclosed in the definitive proxy statement on Schedule 14A filed on February 28, 2009 by the Company with the Securities and Exchange Commission in connection with the Company's 2009 annual shareholder meeting.

                  (K) CODE OF ETHICS

The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2009 (the "2010 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2010 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2010 Proxy Statement.

For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (A) TRANSACTIONS WITH RELATED PERSONS

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009 with a maturity of November 1, 2011. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. Mr. Gilbert loaned the Company an additional $900,000 to fund part of this interest payment, bringing the loan balance to $14,814,880 as of December 31, 2009. During fiscal 2008, Mr. Gilbert loaned the Company an additional $1,200,000, which brought the principal amount of the note due to Mr. Gilbert to $13,814,880 as of October 31, 2008. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 22, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

                  (B) DIRECTOR INDEPENDENCE

The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry, and Mr. Keller, are independent directors, as "independence" is defined in accordance with the NASD standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2010 Proxy Statement.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (A)  LIST OF DOCUMENTS FILED AS A PART OF THIS                     PAGE
          ANNUAL REPORT ON FORM 10-K:


     (1) Index to Consolidated Financial Statements Included in Part II of this Report:

          Report of Independent Registered Public                            F-1
          Accounting Firm - BDO Seidman, LLP

          Consolidated Balance Sheets as of                                  F-2
          October 31, 2009 and 2008

          Consolidated Statements of                                         F-3
          Income for the years ended
          October 31, 2009 and 2008

          Consolidated Statements of                                         F-4
          Stockholders' Deficit for the years ended
          October 31, 2009 and 2008

          Consolidated Statements of                                         F-5
          Cash Flows for the years ended
          October 31, 2009 and 2008

          Notes to Consolidated Financial                                    F-6
          Statements

(2) Index to Financial Statement Schedule: N/A

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (C) INDEX TO EXHIBITS

         The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 15(a) (3).

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

10.11 Debt Extension Agreement, made as of November 1, 2007, between the Company and G.S. Beckwith Gilbert is incorporated by reference to
        Exhibit 10.3 to our Current Report on Form 8-K filed on January 17,
        2008.

10.12 Debt Extension Agreement, made as of November 1, 2008, between the Company and G.S. Beckwith Gilbert is incorporated by reference to
        Exhibit 10.2 to our Current Report on Form 8-K filed on January 28,
        2009.

16 Change in Certifying Accountant is incorporated by reference to our Form 8-K/A, dated October 28, 1998.

21 List of Subsidiaries is incorporated by reference to our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1    Consent of Independent Registered Public Accounting Firm.

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


PASSUR AEROSPACE, INC.

DATED:  JANUARY 29, 2010            By:   /s/ James T. Barry
                                          --------------------------------------
                                          James T. Barry
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


DATED:  JANUARY 29, 2010                  /s/ James T. Barry
                                          --------------------------------------
                                          James T. Barry
                                          President, Chief Executive Officer
                                          and Director
                                          (Principal Executive Officer)


DATED:  JANUARY 29, 2010                  /s/ Jeffrey P. Devaney
                                          --------------------------------------
                                          Jeffrey P. Devaney
                                          Chief Financial Officer, Treasurer
                                          and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

DATED:  JANUARY 29, 2010                  /s/ G.S. Beckwith Gilbert
                                          --------------------------------------
                                          G.S. Beckwith Gilbert
                                          Chairman and Director


DATED:  JANUARY 29, 2010                  /s/ John R. Keller
                                          --------------------------------------
                                          John R. Keller
                                          Executive Vice President and Director


DATED:  JANUARY 29, 2010                  /s/ Richard R. Schilling, Jr.
                                          --------------------------------------
                                          Richard R. Schilling, Jr.
                                          Director


DATED:  JANUARY 29, 2010                  /s/ Bruce N. Whitman
                                          --------------------------------------
                                          Bruce N. Whitman
                                          Chairman of the Executive Committee
                                          and Director


DATED:  JANUARY 29, 2010                  /s/ Paul L. Graziani
                                          --------------------------------------
                                          Paul L. Graziani
                                          Director


DATED:  JANUARY 29, 2010                  /s/ James J. Morgan
                                          --------------------------------------
                                          James J. Morgan
                                          Director


DATED:  JANUARY 29, 2010                  /s/ Kurt J. Ekert
                                          --------------------------------------
                                          Kurt J. Ekert
                                          Director


DATED:  JANUARY 29, 2010                  /s/ Peter L. Bloom
                                          --------------------------------------
                                          Peter L. Bloom
                                           Director

      Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2009 and 2008 and the related consolidated statements of income, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                         /s/ BDO Seidman, LLP
                                                         --------------------



Melville, New York
January 29, 2010


                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets


                                                                      OCTOBER 31,
                                                                 2009            2008
                                                             ------------    ------------
ASSETS
Current assets:
   Cash                                                      $    250,626    $    217,316
   Accounts receivable, net                                       867,043         629,888
   Prepaid expenses and other current assets                      243,918         146,473
                                                             ------------    ------------
Total current assets                                            1,361,587         993,677

Property, plant and equipment, net                                259,231         380,181
PASSUR(R) Network, net                                          7,291,429       6,904,158
Software development costs, net                                 2,516,278       1,990,547
Other assets                                                      282,569         101,183
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 11,711,094    $ 10,369,746
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                          $    407,647    $    615,639
   Accrued expenses and other current liabilities                 540,793         834,132
   Deferred income, current portion                             1,377,106       1,070,693
   Accrued interest - related party                             1,108,112            --
                                                             ------------    ------------
Total current liabilities                                       3,433,658       2,520,464

Deferred income, less current portion                             305,193         187,970
Notes payable - related party                                  13,914,880      13,814,880
                                                             ------------    ------------
                                                               17,653,731      16,523,314
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares,
      par value $.01 per share; none issued or outstanding           --              --
   Common shares - authorized 10,000,000 shares,
      par value $.01 per share; issued
      4,990,448 in 2009 and 4,842,948 in 2008                      49,904          48,429
   Additional paid-in capital                                   4,436,770       4,381,528
   Accumulated deficit                                         (8,805,836)     (8,960,050)
                                                             ------------    ------------
                                                               (4,319,162)     (4,530,093)
Treasury stock, at cost, 696,500 shares in 2009 and 2008       (1,623,475)     (1,623,475)
                                                             ------------    ------------
Total stockholders' deficit                                    (5,942,637)     (6,153,568)
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 11,711,094    $ 10,369,746
                                                             ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                        Consolidated Statements of Income


                                                          YEARS ENDED OCTOBER 31,
                                                         2009                2008
                                                   ----------------    ----------------
REVENUES:
    Subscriptions                                  $      8,371,085    $      7,078,042
    Maintenance                                             372,585             395,438
    Other                                                   216,640              98,901
                                                   ----------------    ----------------
Total revenues                                            8,960,310           7,572,381
                                                   ----------------    ----------------

COST AND EXPENSES:
   Cost of revenues                                       3,373,842           2,390,200
   Research and development                                 278,058             289,609
   Selling, general, and administrative expenses          4,037,381           3,798,806
                                                   ----------------    ----------------
                                                          7,689,281           6,478,615
                                                   ----------------    ----------------

INCOME FROM OPERATIONS                                    1,271,029           1,093,766

Other income (expense):
   Interest income                                              109               4,970
   Interest expense - related party                      (1,108,112)           (595,068)
                                                   ----------------    ----------------
Income before income taxes                                  163,026             503,668
Provision for income taxes                                    8,812               8,846
                                                   ----------------    ----------------
NET INCOME                                         $        154,214    $        494,822
                                                   ================    ================

Net income per common share - basic                $            .04    $            .12
                                                   ================    ================

Net income per common share - diluted              $            .03    $            .09
                                                   ================    ================

Weighted-average number of common shares
     outstanding - basic                                  4,190,900           4,130,259
                                                   ================    ================
Weighted-average number of common shares
     outstanding - diluted                                5,265,889           5,425,687
                                                   ================    ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                Consolidated Statements of Stockholders' Deficit

                      Years Ended October 31, 2009 and 2008






                                      COMMON
                                    SHARES AFTER
                                     DEDUCTING     COMMON       ADDITIONAL                                   TOTAL
                                     TREASURY      SHARES        PAID-IN     ACCUMULATED     TREASURY      STOCKHOLDERS'
                                      STOCK        AMOUNT        CAPITAL        DEFICIT        STOCK         DEFICIT
                                   -----------   -----------   -----------   -----------    -----------    -----------
Balance at October 31, 2007          4,091,448   $    47,879   $ 4,263,212   $(9,454,872)   $(1,623,475)   $(6,767,256)
      Exercise of common
          stock options                 55,000           550        18,400                                      18,950
       Stock-based compensation                                     99,916                                      99,916
       Net income                                                                494,822                       494,822
                                   -----------   -----------   -----------   -----------    -----------    -----------
Balance at October 31, 2008          4,146,448        48,429     4,381,528    (8,960,050)    (1,623,475)    (6,153,568)
       Exercise of common
           stock options               147,500         1,475        20,650                                      22,125
        Stock-based compensation                                    34,592                                      34,592
        Net income                                                               154,214                       154,214
                                   -----------   -----------   -----------   -----------    -----------    -----------
Balance at October 31, 2009          4,293,948   $    49,904   $ 4,436,770   $(8,805,836)   $(1,623,475)   $(5,942,637)
                                   ===========   ===========   ===========   ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows


                                                                         YEARS ENDED OCTOBER 31,
                                                                           2009           2008
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   154,214    $   494,822
Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization                                        1,676,606      1,381,744
     (Recovery of) provision for doubtful accounts receivable               (10,350)        47,056
     Stock compensation expense                                              34,592         99,916
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (226,805)       117,543
       Prepaid expenses and other current assets                            (97,445)       (59,350)
       Other assets                                                        (181,386)       (52,572)
       Accounts payable                                                    (207,992)       234,377
       Deferred income                                                      423,636        218,740
       Accrued expenses and other current liabilities                      (293,339)       173,637
       Accrued interest - related party                                   1,108,112           --
                                                                        -----------    -----------
Total adjustments                                                         2,225,629      2,161,091
                                                                        -----------    -----------
Net cash provided by operating activities                                 2,379,843      2,655,913
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                                        (1,466,421)    (2,874,687)
Software development costs                                                 (896,545)      (831,039)
Capital expenditures                                                       (105,692)      (238,813)
                                                                        -----------    -----------
Net cash used in investing activities                                    (2,468,658)    (3,944,539)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from  notes payable - related party                                100,000      1,200,000
Proceeds from exercise of stock options                                      22,125         18,950
                                                                        -----------    -----------
Net cash provided by financing activities                                   122,125      1,218,950
                                                                        -----------    -----------

Increase (decrease) in cash                                                  33,310        (69,676)
Cash - beginning of year                                                    217,316        286,992
                                                                        -----------    -----------
Cash - end of year                                                      $   250,626    $   217,316
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest - related party                                             $      --      $   595,081
   Income taxes                                                         $     8,812    $     8,847

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                October 31, 2009

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a business intelligence company which simultaneously integrates data from its private radar network with data from multiple databases and uses proprietary predictive analytics to generate collaborative solutions.

BASIS OF PRESENTATION

At October 31, 2009, the Company's current liabilities exceeded current assets by approximately $2,072,000 and had a stockholder's deficit of approximately $5,943,000. For fiscal 2009, the Company had net income of approximately $154,000.

Management is addressing the Company's working capital and stockholders' deficiency by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive additional financial support from its significant shareholder and Chairman through January 22, 2011. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary.

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

                      PASSUR Aerospace, Inc. and Subsidiary

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY

The Company follows the provisions of FASB ASC 985-605 (SOP 97-2, "SOFTWARE REVENUE RECOGNITION"), as amended. ASC 985-605 delineates the accounting practices for software products, maintenance, and support services and consulting revenue. Under ASC 985-605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g. maintenance, support, and other services), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

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

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure through January 29, 2010.

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

For the fiscal year ended October 31, 2009, the provision for doubtful accounts was approximately $43,000 compared to approximately $54,000, recorded as of the fiscal year ended October 31, 2008. The Company monitors its outstanding accounts receivable balances and believes the $43,000 provision is reasonable.

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

PASSUR(R) NETWORK

The PASSUR(R) Network includes PASSUR(R) Systems and the related software workstations used for the data derived from the PASSUR(R) Systems, as well as costs pertaining to raw material, work-in-process, and finished goods components. PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation of approximately $5,090,000 and $4,011,000 as of October 31, 2009 and 2008, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. Units that are not placed into service are not depreciated until they are placed in service.

CAPITALIZED SOFTWARE COSTS

The Company follows the provisions of FASB ASC 985-20 (SFAS 86, "ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED.") Costs incurred to develop computer software products as well as significant enhancements to software features of the existing products to be sold or otherwise marketed, are capitalized, after technological feasibility is established and ending when the product is available for release to customers. Once the software products become available for general release to the public, the Company begins to amortize such costs to cost of revenues.

                      PASSUR Aerospace, Inc. and Subsidiary

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE COSTS (CONTINUED)

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2009 are recoverable through anticipated future sales of such applicable products. During fiscal years 2009 and 2008, the Company capitalized approximately $897,000 and $831,000 of such costs, respectively. During fiscal years 2009 and 2008, the Company recorded approximately $371,000 and $340,000 of amortization related to software development projects, respectively. The Company had certain projects completed, and which were released for sale, and certain projects were still in development as of each fiscal year end.

In fiscal 2009 and 2008 the Company did not write off any capitalized software projects.

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

COST OF REVENUES

The Company has not segregated its cost of revenues between cost of system revenues and cost of subscription and maintenance revenues, as it is not practicable to segregate such costs. Costs associated with system revenues consist primarily of purchased materials, direct labor, and overhead costs. Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs, data feeds, and allocated overhead costs. Also included in costs of revenues are costs associated with the upgrades of PASSUR(R) Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Network Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) Network units added, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development programs which are expensed in cost of revenues.

                      PASSUR Aerospace, Inc. and Subsidiary

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company adopted ASC 740-10 (Financial Accounting Standards Board ("FASB") Interpretation No. 48), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") effective November 1, 2007. Under ASC 740-10 (FIN
48), tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2009, the Company did not have any uncertain tax positions, and the Company does not expect ASC 740-10 (FIN 48) to have a significant impact on its results of operations or financial position during the next 12 months. As permitted by ASC-740-10 (FIN 48), the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company's policy was to classify interest and penalties as an interest expense in arriving at pre-tax income.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted-average number of shares outstanding. Diluted net income per share is based on the sum of the weighted-average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                                           2009          2008
                                                         ---------     ---------

Basic weighted-average shares outstanding                4,190,900     4,130,259
Effect of dilutive stock options                         1,074,989     1,295,428
                                                         ---------     ---------
Diluted weighted-average shares outstanding              5,265,889     5,425,687
                                                         =========     =========

Weighted-average shares which are not
    included in the calculation of diluted
    net income per share because their
    impact is anti-dilutive

Stock options                                              552,011       490,073
                                                         =========     =========

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's cash, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company's related party debt (see footnote 6) is held by its Chairman and significant shareholder, and the Company does not have any third party debt with which to compare.

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the fiscal years ended October 31, 2009 and 2008, stock compensation expense of $35,000 and $100,000, respectively, was primarily charged to selling, general, and administrative expenses. For the year ended October 31, 2009, stock compensation expense was reduced by approximately by $31,000 due to reversals of prior fiscal years costs for the forfeiture of options with a service condition, previously issued to employees terminated in the current fiscal year.

The weighted-average fair value of options outstanding during the year ended October 31, 2009 was $.70. These options vest over a period of three and five years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ended October 31, 2009 and 2008; risk-free interest rate of 4.47%, volatility factor of the expected market price of the Company's common stock of 128%, no dividend yield, and a weighted-average expected life of the option of 6.5 years.

COMPREHENSIVE INCOME

For the fiscal years ended October 31, 2009 and 2008, the Company's comprehensive income is equivalent to that of the Company's total net income.

                      PASSUR Aerospace, Inc. and Subsidiary

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted FASB ASC 820-10 (SFAS No. 157, "Fair Value Measurements"). ASC 820-10 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," which amends ASC 820-10 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. Effective November 1, 2009, ASC 820-10 will also apply to all other fair value measurements for us. We are evaluating the effect the implementation of ASC 820-10 will have on our non-financial assets and non-financial liabilities on our consolidated financial statements.

In December 2007, the FASB issued ASC 805 (SFAS No. 141 and SFAS 141R, "Business Combinations") that will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D, and restructuring costs. The changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This guidance is effective for fiscal years beginning after December 15, 2008. This pronouncement will affect future acquisitions, if any.

In December 2007, the FASB issued ASC 810 (SFAS No. 160 "Noncontrolling Statements"). This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This pronouncement will affect the accounting for future acquisitions, if any. The Company wholly owns its subsidiary and thus does not expect this pronouncement to impact the Company.

2.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                       ESTIMATED
                                         USEFUL              OCTOBER 31,
                                         LIVES           2009           2008
                                      ------------------------------------------

Leasehold improvements                   3-5 years     $  155,000     $  155,000
Equipment                               5-10 years      2,982,000      2,928,000
Furniture and fixtures                  5-10 years        482,000        430,000
                                                       ----------     ----------
                                                        3,619,000      3,513,000
Less accumulated depreciation
      and amortization                                  3,360,000      3,133,000
                                                       ----------     ----------
Total                                                  $  259,000     $  380,000
                                                       ==========     ==========

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $227,000 and $187,000 for the years ended October 31, 2009 and 2008, respectively.

                      PASSUR Aerospace, Inc. and Subsidiary

3.  PASSUR(R) NETWORK

The PASSUR(R) Network includes PASSUR(R) Systems and the related software workstations used for the data derived from the PASSUR(R) Systems, as well as costs pertaining to raw material, work-in-process, and finished goods components. PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems (the "PASSUR(R) Network"), are recorded at cost, net of accumulated depreciation of approximately $5,090,000 and $4,011,000 as of October 31, 2009 and 2008, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. Units that are not placed into service are not depreciated until they are placed in service. At October 31, 2009 these costs approximated $1,256,000. During fiscal 2009 and 2008, the Company capitalized approximately $1,466,000 and $2,875,000 of costs related to additions to the PASSUR(R) Network, respectively. Included in the PASSUR(R) Network are approximately $478,000 and $901,000 of costs pertaining to raw material, work-in-process, and finished goods components at the end of fiscal 2009 and 2008, respectively. The Company incurred depreciation expense related to PASSUR(R) Network installations during fiscal 2009 and 2008 of approximately $1,079,000 and $855,000, respectively. In fiscal 2009 and 2008 the Company did not dispose of any PASSUR(R) Network assets.

4.  SOFTWARE DEVELOPMENT COSTS

Software development costs are comprised of costs incurred to develop computer software products as well as enhancements to software features of the existing products to be sold or otherwise marketed, after technological feasibility is established and which end when the product is available for release to customers. As of October 31, 2009 and 2008, the Company had approximately $4,144,000, and $3,248,000 of such costs capitalized, and $1,628,000 and
$1,257,000 of accumulated amortization, respectively. The average amortization period of the Company's software development costs as of October 31, 2009 is approximately 3.1 years. Amortization expense on these assets for the fiscal years ended October 31, 2009 and 2008 was approximately $371,000 and $340,000, respectively. Future amortization expense for software development costs capitalized where amortization has commenced, as of October 31, 2009 for the years ended October 31, 2010, 2011, 2012, 2013, and 2014 is estimated to approximate $373,000, $354,000, $269,000, $189,000, and $39,000, respectively.
As of October 31, 2009, the Company had approximately $1,265,000 of capitalized software development costs relating to projects that were not ready to be released.

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                OCTOBER 31,
                                                           2009           2008
                                                         --------       --------

Payroll, payroll taxes, and benefits                     $255,000       $267,000
Professional fees                                         121,000        164,000
License fees                                               50,000        220,000
Travel expenses                                            25,000         22,000
Commissions                                                16,000         72,000
Other liabilities                                          74,000         89,000
                                                         --------       --------
Total                                                    $541,000       $834,000
                                                         ========       ========

                      PASSUR Aerospace, Inc. and Subsidiary

6.  NOTES PAYABLE - RELATED PARTY

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009 with a maturity of November 1, 2011. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. Mr. Gilbert loaned the Company an additional $900,000 to fund part of this interest payment, bringing the loan balance to $14,814,880 as of December 31, 2009. During fiscal 2008, Mr. Gilbert loaned the Company an additional $1,200,000, which brought the principal amount of the note due to Mr. Gilbert to $13,814,880 as of October 31, 2008. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 22, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

7.  LEASES

The Company's research and manufacturing facility is located in Bohemia, New York, and is subject to a lease that was extended for an additional three years commencing November 1, 2009 through October 31, 2012. Minimum rent under this agreement for the period ended October 31, 2009 approximated $101,000. The Company's headquarters, located in Stamford, Connecticut, are rented for the five year period ending January 21, 2015, at an initial annual base rental rate of approximately $149,000. Both of these leases provide for additional payments of real estate taxes and other operating expenses over the minimum rental amount. All other operating leases are under a month-to-month arrangement.

                                                         CONTRACTUAL OBLIGATIONS
         Fiscal Year Ended October 31:                    UNDER OPERATING LEASES
                                                         -----------------------

          2010                                                $  231,000
          2011                                                   261,000
          2012                                                   269,000
          2013                                                   160,000
          2014                                                   163,000
          2015                                                    37,000
                                                              ----------
          Total minimum contractual obligations               $1,121,000
                                                              ==========

                      PASSUR Aerospace, Inc. and Subsidiary

8.  INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2009, the Company has available a federal net operating loss carry-forward of approximately $11,455,000 for income tax purposes which will expire in various tax years from 2010 through 2028. The Company has provided a full valuation allowance on the net deferred tax asset of approximately $4,497,000 which primarily consists of the net operating loss carry-forwards which are considered more likely than not to be realizable. The most significant reconciling item between the tax expense per the income statement and the expected tax using a statutory rate of 34% is the change in the valuation allowance.

9.  STOCK OPTIONS

In fiscal 2009, the Company's Board of Directors approved the Company's 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company's common stock. The Company's prior stock option plan, which provided for the granting of stock options for up to 2,200,000 shares of the Company's common stock, expired during the fiscal year ended 2009. The option price per share is the fair market value at date of grant. Options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their options within five years of the date of the grant and these options are exercisable at 110% of the fair market value of the common stock at the date of grant.

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

As of October 31, 2009 there were 2,057,000 shares of common stock reserved for future issuance under the Company's stock option plans. For the year ended October 31, 2009 stock compensation expense of approximately $35,000 was primarily charged to selling, general, and administrative expense, consisting of $4,000 for options granted during fiscal year 2009, $62,000 for non vested options granted prior to October 31, 2008, offset by a reduction of $31,000 due to reversals of prior fiscal year's costs for the forfeiture of options with a service condition, previously issued to employees terminated in the current fiscal year. As of October 31, 2009 there was approximately $280,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 4.1 years.

                      PASSUR Aerospace, Inc. and Subsidiary

9.       STOCK OPTIONS (CONTINUED)

Information with respect to stock options during the years ended October 31, 2009 and 2008 is as follows:


----------------------------------------- --------------- -------------- ------------------- ---------------
                                                                             WEIGHTED-
                                                            WEIGHTED-         AVERAGE
                                                            AVERAGE          REMAINING          AGGREGATE
                                             NUMBER OF      EXERCISE      CONTRACTUAL TERM      INTRINSIC
                                              OPTIONS         PRICE         (IN YEARS)            VALUE
----------------------------------------- --------------- -------------- ------------------- ---------------

----------------------------------------- --------------- -------------- ------------------- ---------------
Outstanding at November 1, 2007              1,715,500         $  .51
----------------------------------------- --------------- -------------- ------------------- ---------------
Options granted                                145,000           3.88
----------------------------------------- --------------- -------------- ------------------- ---------------
Options exercised                              (55,000)           .34
----------------------------------------- --------------- -------------- ------------------- ---------------
Options forfeited and expired                  (20,000)          3.75
                                            ----------          -----
----------------------------------------- --------------- -------------- ------------------- ---------------
Outstanding at October 31, 2008              1,785,500            .75
----------------------------------------- --------------- -------------- ------------------- ---------------
Options granted                                 70,000           2.05
----------------------------------------- --------------- -------------- ------------------- ---------------
Options exercised                             (147,500)           .15
----------------------------------------- --------------- -------------- ------------------- ---------------
Options forfeited                              (81,000)          3.95
----------------------------------------- --------------- -------------- ------------------- ---------------
Options outstanding at October 31, 2009      1,627,000         $  .70              4.3          $1,143,000
                                             =========         ======
----------------------------------------- --------------- -------------- ------------------- ---------------
Options exercisable at October  31, 2009     1,496,800         $  .53              3.9          $  799,000
                                             =========         ======
----------------------------------------- --------------- -------------- ------------------- ---------------

The weighted-average grant date fair value of options granted during the years ended October 31, 2009 and 2008 were $1.86 and $3.54, respectively. The total intrinsic value of options exercised during the years ended October 31, 2009 and 2008 was approximately $22,000 and $19,000, respectively.

10.  MAJOR CUSTOMERS

The Company is a supplier of information and decision support software serving the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

For the fiscal years ended October 31, 2009 and 2008, two customers accounted for approximately 22% of total revenues, and one customer accounted for approximately 12% of total revenues, respectively.

The Company had foreign sales of approximately $157,000 and $238,000 in fiscal 2009 and 2008, respectively. All sales, including foreign sales, are denominated in U.S. dollars.

                      PASSUR Aerospace, Inc. and Subsidiary

11.  ROYALTY AGREEMENT

The Company is a party to a license agreement, as amended in fiscal 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR(R) Systems for use with airline dispatch systems and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR(R) Systems and/or data subscriptions for noise applications, dispatch activities, and new applications based on modifications to existing designs. Under the terms of agreement, the Company paid a royalty based on the number of PASSUR(R) Systems sold and/or installed and generating subscription revenues subject to a minimum annual royalty of $75,000. During fiscal 2009, the Company amended the agreement to a fixed fee royalty of $50,000 per year. As of October 31, 2009 and 2008, the Company had $50,000 and $220,000 accrued, respectively, as a component of accrued expenses and other accrued liabilities. This license agreement is in effect until the date of expiration of the last licensed patent to expire, which occurs in 2013.