Form 10-K/A
period 2009-10-31
PASSUR Aerospace, Inc.
filed 2010-02-03
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                          Commission file number 0-7642

                             PASSUR AEROSPACE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEW YORK                                         11-2208938
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

 ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT             06901
 ------------------------------------------------------             -----
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

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A hereby amends the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2009, which the registrant filed with the Securities and Exchange Commission on January 29, 2010 (the "Original Report"). This amendment is being filed in order to include
Exhibit 23.1, "Consent of Independent Registered Public Accounting Firm," which was inadvertently not filed with the Original Report.

            Except as described above, no other portion of the Form 10-K for the fiscal year ended October 31, 2009 is amended hereby. No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the registrant's filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.


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


                                          PASSUR AEROSPACE, INC.


DATED:  FEBRUARY 3, 2010                 /s/ Jeffrey P. Devaney
                                         ---------------------------------------
                                         Jeffrey P. Devaney
                                         Chief Financial Officer, Treasurer, and
                                         Secretary
                                         (Principal Financial and Accounting
                                          Officer)