Form 10-Q
period 2010-01-31
PASSUR Aerospace, Inc.
filed 2010-03-15
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           NEW YORK                                          11-2208938
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT       06901
-------------------------------------------------------      -------
     Address of Principal Executive Office)                 (Zip Code)

Registrant's telephone number, including area code: (203) 622-4086
                                                   ----------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]                     Accelerated filer            [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [ ]    NO [X]



================================================================================
--------------------------------------------------------------------------------
There were 4,546,448 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of March 2, 2010.

                                      INDEX

                      PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE

PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements

         Consolidated Balance Sheets as of January 31, 2010 (unaudited)       3
         and October 31, 2009.

         Consolidated Statements of Income (unaudited)                        4
         Three months ended January 31, 2010 and 2009.

         Consolidated Statements of Cash Flows (unaudited)                    5
         Three months ended January 31, 2010 and 2009.

         Notes to Consolidated Financial                                      6
         Statements (unaudited) - January 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial                   12
         Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.         17

Item 4T. Controls and Procedures.                                            17

PART II. OTHER INFORMATION                                                   18

Item 6.  Exhibits.                                                           18

Signatures.                                                                  19

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets


                                                               JANUARY 31,    October 31,
                                                                  2010           2009
                                                             ------------    ------------
                                                              (UNAUDITED)     (Audited)
ASSETS
Current assets:
   Cash                                                      $    408,553    $    250,626
   Accounts receivable, net                                       924,490         867,043
   Prepaid expenses and other current assets                      264,706         243,918
                                                             ------------    ------------
Total current assets                                            1,597,749       1,361,587

Property, plant and equipment, net                                225,669         259,231
PASSUR(R) Network, net                                          7,283,135       7,291,429
Software development costs, net                                 2,678,202       2,516,278
Other assets                                                      267,362         282,569
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 12,052,117    $ 11,711,094
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                          $    557,214    $    407,647
   Accrued expenses and other current liabilities                 671,546         540,793
   Deferred income, current portion                             1,193,707       1,377,106
   Accrued interest - related party                               329,042       1,108,112
                                                             ------------    ------------
Total current liabilities                                       2,751,509       3,433,658

Deferred income, less current portion                             275,813         305,193
Notes payable - related party                                  14,814,880      13,914,880
                                                             ------------    ------------
                                                               17,842,202      17,653,731
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares,
     par value $.01 per share; none issued or outstanding            --              --
  Common shares - authorized 10,000,000 shares,
     par value $.01 per share; issued
     5,242,948 in 2010 and 4,990,448 in 2009                       52,429          49,904
  Additional paid-in capital                                    4,561,318       4,436,770
   Accumulated deficit                                         (8,780,357)     (8,805,836)
                                                             ------------    ------------
                                                               (4,166,610)     (4,319,162)
  Treasury stock, at cost, 696,500 shares in 2010 and 2009     (1,623,475)     (1,623,475)
                                                             ------------    ------------
Total stockholders' deficit                                    (5,790,085)     (5,942,637)
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 12,052,117    $ 11,711,094
                                                             ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      PASSUR Aerospace, Inc. and Subsidiary

                        Consolidated Statements of Income

                                   (Unaudited)


                                                     THREE MONTHS ENDED JANUARY 31,
                                                         2010              2009
                                                   ---------------   ---------------
REVENUES:
   Subscriptions                                   $     2,198,723   $     1,922,065
   Maintenance                                              84,782            89,861
   Other                                                    39,897            64,459
                                                   ---------------   ---------------
Total revenues                                           2,323,402         2,076,385
                                                   ---------------   ---------------

COST AND EXPENSES:
   Cost of revenues                                        949,033           672,252
   Research and development                                 69,315            70,075
   Selling, general, and administrative expenses           915,618         1,090,482
                                                   ---------------   ---------------
                                                         1,933,966         1,832,809
                                                   ---------------   ---------------

INCOME FROM OPERATIONS                                     389,436           243,576

Other expense:
   Interest expense - related party                        343,725           158,871
                                                   ---------------   ---------------
Income before income taxes                                  45,711            84,705
Provision for income taxes                                  20,232             8,974
                                                   ---------------   ---------------
NET INCOME                                         $        25,479   $        75,731
                                                   ===============   ===============

Net income per common share - basic                $           .01   $           .02
                                                   ===============   ===============
Net income per common share - diluted              $           .00   $           .01
                                                   ===============   ===============

Weighted average number of
  common shares outstanding - basic                      4,415,524         4,146,448
                                                   ===============   ===============
Weighted average number of
  common shares outstanding - diluted                    5,309,169         5,327,440
                                                   ===============   ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                               THREE MONTHS ENDED JANUARY 31,
                                                                     2010          2009
                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $    25,479    $    75,731
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                  450,314        390,764
     (Recovery of) provision for doubtful accounts receivable          (905)        32,584
     Non cash stock compensation expense                             20,185         34,093
     Changes in operating assets and liabilities:
       Accounts receivable                                          (56,542)      (206,693)
       Prepaid expenses and other current assets                    (20,788)       (90,219)
       Other assets                                                  15,207        (49,191)
       Accounts payable                                             149,567        131,849
       Deferred income                                             (212,779)        18,774
       Accrued expenses and other current liabilities               130,753        152,481
       Accrued interest - related party                            (779,070)       158,871
                                                                -----------    -----------
Total adjustments                                                  (304,058)       573,313
                                                                -----------    -----------
Net cash (used in) provided by operating activities                (278,579)       649,044

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                                  (287,873)      (564,037)
Software development costs                                         (255,842)      (165,116)
Capital expenditures                                                (26,667)        (3,698)
                                                                -----------    -----------
Net cash used in investing activities                              (570,382)      (732,851)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party                         900,000           --
Proceeds from exercise of stock options                             106,888           --
                                                                -----------    -----------
Net cash provided by financing activities                         1,006,888           --
                                                                -----------    -----------

Increase (decrease) in cash                                         157,927        (83,807)
Cash - beginning of period                                          250,626        217,316
                                                                -----------    -----------
Cash - end of period                                            $   408,553    $   133,509
                                                                ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest - related party                                        $ 1,122,794    $      --
Income taxes                                                    $    20,232    $     8,974

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2010

                                   (Unaudited)

1. NATURE OF BUSINESS

PASSUR Aerospace, Inc. (the "Company", "PASSUR(R)", "we", or "our") is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company believes it is positioned to provide the industry standard in business intelligence dashboards and predictive analytics for aviation organizations.

The Company's principal business is to provide business intelligence and predictive analytics solutions which save money and make available mission critical information for aviation organizations. These analytics are derived from its proprietary PASSUR(R) Network of live flight information, updated every
4.6 seconds, and include decision support software, predictive analytics, and web-delivered collaborative decision solutions enhanced by professional services, provided by industry experts.

PASSUR(R) serves most major airlines (including six of the top seven North American airlines, as well as, the top five hub airlines), over fifty airport customers (including ten of the top fifteen North American airports), and more than two hundred corporate aviation customers.

The Company believes its predictive analytics save its customers millions of dollars by providing "Predict and Proactively Act" solutions. The PASSUR(R) system simultaneously scans, correlates, and mines information from its proprietary private passive radar system together with multiple additional government and private databases - enabling problems, trends, and patterns of behavior in flight operations to be identified before they happen.

The PASSUR(R) Network includes one hundred and thirty Company-owned passive radars located primarily in North America, with one located at each of the top thirty-five U.S. airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2009, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2010, and its consolidated results of operations and cash flows for the three months ended January 31, 2010 and 2009. Subsequent events were evaluated through the date this Form 10-Q was filed with the SEC.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through March 8, 2011. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2010.

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

As of January 31, 2010, the provision for doubtful accounts was approximately $42,000, compared to $43,000, recorded as of the fiscal year ended October 31, 2009. The Company monitors its outstanding accounts receivable balances and believes the $42,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2010 are recoverable through anticipated future sales of such applicable products.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                                      FOR THE THREE MONTHS ENDED
                                                            JANUARY 31,
                                                          2010          2009
                                                       ---------     ---------

Basic weighted-average shares outstanding              4,415,524     4,146,448
Effect of dilutive stock options                         893,645     1,180,992
                                                       ---------     ---------
Diluted weighted-average shares outstanding            5,309,169     5,327,440
                                                       =========     =========
Diluted weighted-average shares outstanding
Weighted-average shares which are not
  included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options                                            510,855       604,508
                                                       =========     =========

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the three months ended January 31, 2010 and 2009, stock compensation expense of $20,000 and $34,000, respectively, was primarily charged to selling, general, and administrative expenses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's cash, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company's related party debt is held by its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

Additionally, on a recurring basis, the Company uses fair value measures when analyzing asset impairments. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on the undiscounted estimated future cash flows expected to result from the use of the asset, their carrying values are reduced to estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, "Revenue Recognition (Topic 605) -- Multiple-Deliverable Revenue Arrangements" (ASU 2009-13) and ASU 2009-14, "Software (Topic 985) -- Certain Revenue Arrangements That Include Software Elements" (ASU 2009-14). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. These new updates become effective on a prospective basis for the Company's fiscal year ended October 31, 2011, although early adoption is permitted. The Company has not yet evaluated the impact, if any, of adopting these updates.

3. RELATED PARTY TRANSACTIONS

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009 with a maturity of November 1, 2011. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. Mr. Gilbert loaned the Company an additional $900,000 to fund part of this interest payment, bringing the loan balance to $14,814,880 as of December 31, 2009 and January 31, 2010. During fiscal 2008, Mr. Gilbert loaned the Company an additional $1,200,000, which brought the principal amount of the note due to Mr. Gilbert to $13,814,880 as of October 31, 2008. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through March 8, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) and other product lines (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror, increased fuel costs, and airline bankruptcies and consolidations and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties are related to: a) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; b) its ability to adequately protect its intellectual property; c) its ability to secure future financing; and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

DESCRIPTION OF BUSINESS

The Company is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company believes it is positioned to provide the industry standard in business intelligence dashboards and predictive analytics for aviation organizations.

The Company's principal business is to provide business intelligence and predictive analytics solutions which save money and make available mission critical information for aviation organizations. These analytics are derived from its proprietary PASSUR(R) Network of live flight information, updated every
4.6 seconds, and include decision support software, predictive analytics, and web-delivered collaborative decision solutions enhanced by professional services, provided by industry experts.

PASSUR(R) serves most major airlines (including six of the top seven North American airlines, as well as, the top five hub airlines), over fifty airport customers (including ten of the top fifteen North American airports), and more than two hundred corporate aviation customers.

The Company believes its predictive analytics save its customers millions of dollars by providing "Predict and Proactively Act" solutions. The PASSUR(R) system simultaneously scans, correlates, and mines information from its proprietary private passive radar system together with multiple additional government and private databases - enabling problems, trends, and patterns of behavior in flight operations to be identified before they happen.

The PASSUR(R) Network includes one hundred and thirty Company-owned passive radars located primarily in North America, with one located at each of the top thirty-five U.S. airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended January 31, 2010 increased by approximately $247,000, or 12%, to approximately $2,323,000 when compared to the same period in fiscal 2009. This increase was primarily due to the continued development and deployment of new software applications and solutions, as well as the wide selection of products which address customers' needs, easily delivered through web-based applications. These efforts resulted in new customers subscribing to the Company's suite of software applications, as well as higher subscriptions from some of its existing customers.

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, for the three months ended January 31, 2010, subscription-based revenues increased approximately $277,000, or 14%, compared to the period in fiscal 2009.

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped eight and installed six Company-owned PASSUR(R) Systems during the three months ended January 31, 2010 (installations include systems shipped in the current and the previous fiscal year). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company owned "PASSUR(R) Network." The Company will continue to expand the PASSUR(R) Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2010. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR(R) Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and thirty Company-owned PASSUR(R) Systems located at various airports worldwide as of January 31, 2010.

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

For the three months ended January 31, 2010, cost of revenues increased by approximately $277,000 or 41%, compared to the same period in fiscal 2009, primarily due to increases in communication costs, payroll and related costs, one-time fees, depreciation, data feeds, and consulting fees. No PASSUR(R) Systems were manufactured during the three months ended January 31, 2010. The increase was partially offset by an increase in the number of PASSUR(R) Systems that were shipped and installed, compared to the same period in fiscal 2009, as well as an increase in the capitalization of software development costs.

RESEARCH AND DEVELOPMENT

For the three months ended January 31, 2010, research and development expenses remained consistent compared to the same period in fiscal 2009. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three months ended January 31, 2010. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

For the three months ended January 31, 2010, selling, general, and administrative expenses decreased by approximately $175,000, or 16%, compared to the same period in fiscal 2009. This decrease was primarily due to decreases in sales and marketing payroll, partially offset by an increase in consulting fees.

INCOME FROM OPERATIONS

For the three months ended January 31, 2010, revenues of approximately $2,323,000, exceeded costs and expenses of approximately $1,934,000, and resulted in income from operations of approximately $389,000. For the three months ended January 31, 2010, total revenues increased by approximately $247,000, or 12%, total costs and expenses increased by approximately $101,000, or 6%, and income from operations increased by approximately $146,000, or 60%, compared to the same period in fiscal 2009.

OTHER EXPENSE

Refinancing and extending the maturity of the Company's debt at a higher interest rate, as well as a higher principal balance, resulted in an increase in interest expense-related party of approximately $185,000, or 116%, for the three months ended January 31, 2010, compared to the same period in fiscal 2009. The interest rate charged by the related party increased from 4.5% to 9%, as of February 1, 2009. The principal balance of the note as of January 31, 2010 was $1,000,000 higher as compared to the same period of the prior fiscal year.

NET INCOME

The Company earned net income of approximately $25,000, or $.00 per diluted share, for the three months ended January 31, 2010, as compared to net income of approximately $76,000, or $.01 per diluted share, for the same period of fiscal 2009. For the three months ended January 31, 2010, the Company's income from operations was higher compared to the same period in fiscal 2009, but this increase was more than offset by higher interest costs to a related party, resulting in lower net income compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2010, the Company's current liabilities exceeded current assets by approximately $1,154,000. The notes payable to a related party of $14,814,880 are due November 1, 2011. At January 31, 2010, the Company's stockholders' deficit was approximately $5,790,000. For the three months ended January 31, 2010, the Company had net income of approximately $25,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned "PASSUR(R) Network," by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through March 8, 2011. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009 with a maturity of November 1, 2011. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. Mr. Gilbert loaned the Company an additional $900,000 to fund part of this interest payment, bringing the loan balance to $14,814,880 as of December 31, 2009 and January 31, 2010. During fiscal 2008, Mr. Gilbert loaned the Company an additional $1,200,000, which brought the principal amount of the note due to Mr. Gilbert to $13,814,880 as of October 31, 2008. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through March 8, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

Net cash used by operating activities for the three months ended January 31, 2010 was due primarily to an increase of approximately $779,000 of accrued interest-related party, which more than offset approximately $470,000 non-cash items, primarily depreciation and amortization, and approximately $25,000 net income. Cash used in investing activities for the three months ended January 31, 2010 was approximately $570,000 and consisted of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash provided by financing activities for the three months ended January 31, 2010 was approximately $1,007,000 and consisted of $900,000 from notes payable-related party, and approximately $107,000 of proceeds from the exercise of stock options. No principal payments on notes payable-related party were made during three months ended January 31, 2010.

Net cash provided by operating activities for the twelve months ended January 31, 2010 was approximately $1,452,000, primarily due to increases of approximately $1,713,000 non-cash items, primarily depreciation and amortization, approximately $104,000 net income, and approximately $140,000 other operating activities, offset by a decrease of approximately $505,000 accounts payable, accrued expenses, and other current liabilities. Cash used in investing activities for the twelve months ended January 31, 2010 was approximately $2,306,000 and consisted of investments in the Company's PASSUR(R) Network, capitalized software development costs, and capital expenditures. Cash provided by financing activities for the twelve months ended January 31, 2010 was approximately $1,129,000 and consisted of $1,000,000 from notes payable-related party, and approximately $129,000 of proceeds from the exercise of stock options. No principal payments on notes payable-related party were made during twelve months ended January 31, 2010.

The Company was profitable for the three months ended January 31, 2010. To date, the Company's revenue has increased as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and increased fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding and evaluation of our financial condition and results of operations. The impact and any associated risks related to these policies are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of January 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PASSUR AEROSPACE, INC.

DATED:  MARCH 15, 2010             By: /s/ James T. Barry
                                       ---------------------
                                       James T. Barry,
                                       President and Chief Executive Officer

DATED:  MARCH 15, 2010             By: /s/ Jeffrey P. Devaney
                                       ----------------------
                                       Jeffrey P. Devaney,
                                       Chief Financial Officer, Treasurer,
                                       and Secretary
                                       (Principal Financial and
                                        Accounting Officer)