Form 10-Q
period 2010-04-30
PASSUR Aerospace, Inc.
filed 2010-06-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ]  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             NEW YORK                                    11-2208938
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT         06901
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [  ]    NO [X]

================================================================================

There were 4,581,448 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of June 2, 2010.

                                      INDEX

                      PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE

PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements

         Consolidated Balance Sheets as of April 30, 2010 (unaudited)         3
         and October 31, 2009.

         Consolidated Statements of Operations (unaudited)                    4
         Six months ended April 30, 2010 and 2009.

         Consolidated Statements Operations (unaudited)                       5
         Three months ended April 30, 2010 and 2009.

         Consolidated Statements of Cash Flows (unaudited)                    6
         Six months ended April 30, 2010 and 2009.

         Notes to Consolidated Financial                                      7
         Statements (unaudited) - April 30, 2010.

Item 2.  Management's Discussion and Analysis of Financial                   13
         Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.         18

Item 4T. Controls and Procedures.                                            18

PART II. OTHER INFORMATION                                                   19

Item 6.  Exhibits.                                                           19

Signatures.                                                                  20

PART I: FINANCIAL INFORMATION

ITEM   1. FINANCIAL STATEMENTS

                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                                           APRIL 30,      October 31,
                                                                                             2010            2009
                                                                                         ----------------------------
                                                                                          (Unaudited)      (Audited)
ASSETS
Current assets:
   Cash                                                                                  $    131,330    $    250,626
   Accounts receivable, net                                                                   842,323         867,043
   Prepaid expenses and other current assets                                                  547,601         243,918
                                                                                         ----------------------------
Total current assets                                                                        1,521,254       1,361,587

Property, plant and equipment, net                                                            221,616         259,231
PASSUR(R) Network, net                                                                      7,367,681       7,291,429
Software development costs, net                                                             2,841,769       2,516,278
Other assets                                                                                  225,564         282,569
                                                                                         ----------------------------
TOTAL ASSETS                                                                             $ 12,177,884    $ 11,711,094
                                                                                         ============================
LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities:
   Accounts payable                                                                      $    813,962    $    407,647
   Accrued expenses and other current liabilities                                             633,581         540,793
   Deferred income, current portion                                                         1,160,174       1,377,106
   Accrued interest - related party                                                           279,806       1,108,112
                                                                                         ----------------------------
Total current liabilities                                                                   2,887,523       3,433,658

Deferred income, less current portion                                                         212,114         305,193
Notes payable - related party                                                              14,914,880      13,914,880
                                                                                         ----------------------------
                                                                                           18,014,517      17,653,731
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per share; none
     issued or outstanding                                                                         --              --
   Common shares - authorized 10,000,000 shares, par value $.01 per share; issued
     5,242,948 in 2010 and 4,990,448 in 2009                                                   52,429          49,904
   Additional paid-in capital                                                               4,587,896       4,436,770
   Accumulated deficit                                                                     (8,853,483)     (8,805,836)
                                                                                         ----------------------------
                                                                                           (4,213,158)     (4,319,162)
   Treasury stock, at cost, 696,500 shares in 2010 and 2009                                (1,623,475)     (1,623,475)
                                                                                         ----------------------------
Total stockholders' deficit                                                                (5,836,633)     (5,942,637)
                                                                                         ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ 12,177,884    $ 11,711,094
                                                                                         ============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                  SIX MONTHS ENDED APRIL 30,
                                                                      2010           2009
                                                                 ----------------------------
REVENUES:
   Subscriptions                                                 $  4,445,222    $  4,118,694
   Maintenance                                                        172,133         186,891
   Other                                                              109,260         115,092
                                                                 ----------------------------
Total revenues                                                      4,726,615       4,420,677
                                                                 ----------------------------
COST AND EXPENSES:
   Cost of revenues                                                 2,052,932       1,559,268
   Research and development                                           143,287         130,020
   Selling, general, and administrative expenses                    1,884,280       2,151,784
                                                                 ----------------------------
                                                                    4,080,499       3,841,072
                                                                 ----------------------------
INCOME FROM OPERATIONS                                                646,116         579,605

Other expense:
   Interest expense - related party                                   673,531         468,027
                                                                 ----------------------------
(Loss) income before income taxes                                     (27,415)        111,578
Provision for income taxes                                             20,232           9,030
                                                                 ----------------------------
NET (LOSS) INCOME                                                $    (47,647)   $    102,548
                                                                 ============================
Net (loss) income per common share - basic                       $       (.01)   $        .02
                                                                 ============================
Net (loss) income per common share - diluted                     $       (.01)   $        .02
                                                                 ============================
Weighted average number of common shares outstanding - basic        4,479,901       4,146,448
                                                                 ============================
Weighted average number of common shares outstanding - diluted      4,479,901       5,336,028
                                                                 ============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                 THREE MONTHS ENDED APRIL 30,
                                                                     2010           2009
                                                                 --------------------------
REVENUES:
   Subscriptions                                                 $ 2,246,499    $ 2,196,628
   Maintenance                                                        87,351         97,030
   Other                                                              69,363         50,634
                                                                 --------------------------
Total revenues                                                     2,403,213      2,344,292
                                                                 --------------------------
COST AND EXPENSES:
   Cost of revenues                                                1,103,899        887,016
   Research and development                                           73,972         59,946
   Selling, general, and administrative expenses                     968,662      1,061,357
                                                                 --------------------------
                                                                   2,146,533      2,008,319
                                                                 --------------------------
INCOME FROM OPERATIONS                                               256,680        335,973

Other expense:
   Interest expense - related party                                  329,806        309,156
                                                                 --------------------------
   (Loss) income before income taxes                                 (73,126)        26,817
   Provision for income taxes                                             --             --
                                                                 --------------------------
NET (LOSS) INCOME                                                $   (73,126)   $    26,817
                                                                 ==========================
Net (loss) income per common share - basic                       $      (.02)   $       .01
                                                                 ==========================
Net (loss) income per common share - diluted                     $      (.02)   $       .01
                                                                 ==========================
Weighted average number of common shares outstanding - basic       4,546,448      4,146,448
                                                                 ==========================
Weighted average number of common shares outstanding - diluted     4,546,448      5,344,997
                                                                 ==========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                         SIX MONTHS ENDED APRIL 30,
                                                             2010           2009
                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                        $   (47,647)   $   102,548
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                           914,340        799,753
     Stock-based compensation expense                         46,763         11,574
     Changes in operating assets and liabilities:
       Accounts receivable, net                               24,720       (740,695)
       Prepaid expenses and other current assets            (303,683)       (88,777)
       Other assets                                           57,005       (145,256)
       Accounts payable                                      406,315        193,498
       Deferred income                                      (310,011)       505,209
       Accrued expenses and other current liabilities         92,788       (264,000)
       Accrued interest - related party                     (828,306)       468,027
                                                         --------------------------
Total adjustments                                             99,931        739,333
                                                         --------------------------
Net cash provided by operating activities                     52,284        841,881

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                           (683,739)      (676,020)
Software development costs                                  (513,980)      (398,251)
Capital expenditures                                         (80,749)       (17,712)
                                                         --------------------------
Net cash used in investing activities                     (1,278,468)    (1,091,983)
                                                         --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party                1,000,000        100,000
Proceeds from exercise of stock options                      106,888             --
                                                         --------------------------
Net cash provided by financing activities                  1,106,888        100,000
                                                         --------------------------
Net decrease in cash                                        (119,296)      (150,102)
Cash - beginning of period                                   250,626        217,316
                                                         --------------------------
Cash - end of period                                     $   131,330    $    67,214
                                                         ==========================
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest - related party                                 $ 1,501,837    $        --
Income taxes                                             $    20,232    $     9,029

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2010

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

PASSUR(R) serves most major airlines (including six of the top seven North American airlines, as well as the top five hub airlines), over fifty airport customers (including ten of the top fifteen North American airports), and more than two hundred corporate aviation customers.

The Company believes its predictive analytics save its customers millions of dollars by providing "Predict and Proactively Act" solutions. The PASSUR(R) Network simultaneously scans, correlates, and mines information from its proprietary private passive radar system together with multiple additional government and private databases - enabling problems, trends, and patterns of behavior in flight operations to be identified before they happen.

The PASSUR(R) Network includes one hundred and forty Company-owned passive radars located primarily in North America, with one located at each of the top thirty-five U.S. airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2009, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2010, and its consolidated results of operations and cash flows for the six months ended April 30, 2010 and 2009.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned PASSUR(R) Network by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through June 2, 2011. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

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

REVENUE RECOGNITION POLICY

The Company follows the provisions of FASB ASC 985-605 (SOP 97-2, "SOFTWARE REVENUE RECOGNITION"), as amended. ASC 985-605 delineates the accounting practices for software products, maintenance, support services, and professional services revenue. Under ASC 985-605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g. maintenance, support, and other services), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

The Company recognizes service and maintenance revenues on a straight-line basis over the service contract period. Revenues for data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer's receipt of the data. The Company performs certain professional services for customers on a subscription basis that have stand alone value. Such subscription based professional services are recognized over the subscription period.

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

As of April 30, 2010, provision for doubtful accounts was approximately $38,000, compared to $43,000, recorded as of the fiscal year ended October 31, 2009. The Company monitors its outstanding accounts receivable balances and believes the $38,000 provision is reasonable.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network Systems, amortization of software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR(R) Network Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Network Systems. Additionally, cost of revenues in each reporting period is impacted by:
(1) the number of PASSUR(R) Network Systems added, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network System; and (2) capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

PASSUR(R) NETWORK

The PASSUR(R) Network installations, which include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems, are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. Units that are not placed into service are not depreciated until they are placed in service.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2010 are recoverable through anticipated future sales of such applicable products.

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

NET (LOSS) INCOME PER SHARE INFORMATION

Basic net (loss) income per share is computed based on the weighted average number of shares outstanding. Diluted net (loss) income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net (loss) income per share are as follows:

                                                 FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                     ENDED APRIL 30,         ENDED APRIL 30,
                                                    2010        2009        2010        2009
                                                 ---------------------------------------------
Basic weighted average shares outstanding        4,546,448   4,146,448   4,479,901   4,146,448
Effect of dilutive stock options                        --   1,198,549          --   1,189,580
                                                 ---------------------------------------------
Diluted weighted average shares outstanding      4,546,448   5,344,997   4,479,901   5,336,028
                                                 =============================================
Weighted average shares which are not included
in the calculation of diluted net income per
share because their impact is anti-dilutive

Stock options                                    1,494,500     586,951   1,494,500     595,920
                                                 =============================================

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures. For the three and six months ended April 30, 2010 and 2009, stock-based compensation expense of $27,000 and $(23,000), and $47,000 and $12,000, respectively, was primarily charged to selling, general, and administrative expenses. For the three and six months ended April 30, 2009, stock-based compensation expense was reduced due to the reversal of approximately $41,000 for the forfeiture of options with a service condition previously issued to an employee terminated in the quarter ended April 30, 2009.

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

3. RELATED PARTY TRANSACTIONS

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009, with a maturity of November 1, 2011. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009. The accrued interest balance on the notes was $1,108,112 as of October 31, 2009, resulting in a total of $15,022,992 due to Mr. Gilbert on October 31, 2009. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. Mr. Gilbert loaned the Company an additional $900,000 to fund part of this interest payment, bringing the loan balance to $14,814,880 as of December 31, 2009 and January 31, 2010. For the three months ended April 30, 2010, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $14,914,880 on April 30, 2010. During the six months ended April 30, 2010, the Company paid Mr. Gilbert interest payments totaling $1,501,837, bringing the accrued interest balance on the notes to $279,806 as of April 30, 2010, resulting in a total of $15,194,686 due to Mr. Gilbert on April 30, 2010. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through June 2, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Network and to make new sales of its PASSUR(R) and other product lines (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the war on terror, increased fuel costs, airline bankruptcies and consolidations, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company are uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties are related to: a) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; b) its ability to adequately protect its intellectual property; c) its ability to secure future financing; and d) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PASSUR(R) serves most major airlines (including six of the top seven North American airlines, as well as the top five hub airlines), over fifty airport customers (including ten of the top fifteen North American airports), and more than two hundred corporate aviation customers.

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

The PASSUR(R) Network includes one hundred and forty Company-owned passive radars located primarily in North America, with one located at each of the top thirty-five U.S. airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and six months ended April 30, 2010 increased by approximately $59,000, or 3%, and $306,000, or 7%, respectively, to approximately $2,403,000 and $4,727,000, respectively, when compared to the same periods in fiscal 2009. This increase was primarily due to the continued development and deployment of new software applications and solutions, as well as the wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include standalone professional services. These efforts resulted in new customers subscribing to the Company's suite of software applications, as well as higher subscriptions from some of its existing customers.

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result, for the three and six months ended April 30, 2010, subscription-based revenues increased approximately $50,000, or 2%, and $327,000 or 8%, respectively, compared to the same periods in fiscal 2009.

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped eighteen and installed fifteen Company-owned PASSUR(R) Systems during the six months ended April 30, 2010 (installations include systems shipped in the current and the previous fiscal year). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company owned "PASSUR(R) Network." The Company will continue to expand the PASSUR(R) Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2010. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence and predictive analytics, as well as decision support applications and solutions derived from the PASSUR(R) Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and forty Company-owned PASSUR(R) Systems located at various airports worldwide as of April 30, 2010.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network assets, amortization of software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR(R) Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Network Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) Network units added, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

For the three and six months ended April 30, 2010, cost of revenues increased by approximately $217,000, or 24%, and $494,000, or 32%, respectively, compared to the same periods in fiscal 2009, primarily due to increases in communication costs, payroll and related costs, one-time fees, depreciation and amortization, consulting fees, as well as the absence of capitalization of manufacturing costs. No PASSUR(R) Network Systems were manufactured during the six months ended April 30, 2010. The increase was partially offset by an increase in the number of PASSUR(R) Network Systems that were shipped and installed, compared to the same periods in fiscal 2009, as well as an increase in the capitalization of software development costs.

RESEARCH AND DEVELOPMENT

For the three and six months ended April 30, 2010, research and development expenses remained consistent compared to the same periods in fiscal 2009. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three and six months ended April 30, 2010. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

For the three and six months ended April 30, 2010, selling, general, and administrative expenses decreased by approximately $93,000, or 9%, and $268,000, or 12%, respectively, compared to the same periods in fiscal 2009, primarily due to decreases in payroll and related costs and commissions. This decrease was partially offset by increases in consulting and one-time fees.

INCOME FROM OPERATIONS

For the three and six months ended April 30, 2010, revenues of approximately $2,403,000 and $4,727,000, respectively, exceeded costs and expenses of approximately $2,146,000 and $4,081,000, respectively, and resulted in income from operations of approximately $257,000 and $646,000, respectively. For the three and six months ended April 30, 2010, total revenues increased by approximately $59,000, or 3%, and $306,000, or 7%, respectively, total costs and expenses increased by approximately $138,000, or 7%, and $239,000, or 6%, respectively, and income from operations decreased by approximately $79,000, or 24%, and increased $67,000, or 11%, respectively, compared to the same periods in fiscal 2009.

OTHER EXPENSE

Refinancing and extending the maturity of the Company's debt at a higher interest rate, as well as a higher principal balance, resulted in an increase in interest expense-related party of approximately $21,000, or 7%, and $206,000, or 44%, respectively, for the three and six months ended April 30, 2010, compared to the same periods in fiscal 2009. The interest rate charged by the related party increased from 4.5% to 9%, as of February 1, 2009. The principal balance of the note as of April 30, 2010 was $1,000,000 higher as compared to the same period of the prior fiscal year.

NET (LOSS) INCOME

The Company had a net loss of approximately $73,000, or $.02 per share, and $48,000, or $.01 per share, respectively, for the three and six months ended April 30, 2010, as compared to net income of approximately $27,000, or $.01 per diluted share, and $103,000, or $.02 per diluted share, respectively, for the same periods of fiscal 2009. For the three and six months ended April 30, 2010, the Company's revenues from operations were higher compared to the same periods in fiscal 2009, but this increase was offset by higher costs of revenues, as well as higher interest costs to a related party, resulting in a net loss, as compared to net income, for the same periods in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2010, the Company's current liabilities exceeded current assets by approximately $1,366,000. The notes payable to a related party of $14,914,880 are due November 1, 2011. At April 30, 2010, the Company's stockholders' deficit was approximately $5,837,000. For the six months ended April 30, 2010, the Company had a net loss of approximately $48,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned PASSUR(R) Network, by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing software suite of products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through June 2, 2011. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009, with a maturity of November 1, 2011. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009. The accrued interest balance on the notes was $1,108,112 as of October 31, 2009, resulting in a total of $15,022,992 due to Mr. Gilbert on October 31, 2009. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. Mr. Gilbert loaned the Company an additional $900,000 to fund part of this interest payment, bringing the loan balance to $14,814,880 as of December 31, 2009 and January 31, 2010. For the three months ended April 30, 2010, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $14,914,880 on April 30, 2010. During the six months ended April 30, 2010, the Company paid Mr. Gilbert interest payments totaling $1,501,837, bringing the accrued interest balance on the notes to $279,806 as of April 30, 2010, resulting in a total of $15,194,686 due to Mr. Gilbert on April 30, 2010. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through June 2, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

Net cash provided by operating activities for the six months ended April 30, 2010 was approximately $52,000, due primarily to approximately $966,000 non-cash items, primarily depreciation and amortization, offset by a decrease of approximately $828,000 of accrued interest-related party, and an approximate $48,000 net loss. Cash used in investing activities for the six months ended April 30, 2010 was approximately $1,278,000 and consisted of investments in the Company's PASSUR(R) Network Systems, capitalized software development costs, and capital expenditures. Cash provided by financing activities for the six months ended April 30, 2010 was approximately $1,107,000 and consisted of $1,000,000 from notes payable-related party, and approximately $107,000 of proceeds from the exercise of stock options. No principal payments on notes payable-related party were made during six months ended April, 2010.

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

Interest by potential customers in the information and decision support software products obtained from PASSUR(R) Network Systems remains strong, and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2010.

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

PASSUR AEROSPACE, INC.

DATED: JUNE 14, 2010          By: /s/ James T. Barry
                              -------------------------------------------------
                              James T. Barry,
                              President and Chief Executive Officer
                              (Principal Executive Officer)

DATED: JUNE 14, 2010          By: /s/ Jeffrey P. Devaney
                              -------------------------------------------------
                              Jeffrey P. Devaney,
                              Chief Financial Officer, Treasurer, and Secretary
                              (Principal Financial and Accounting Officer)