Form 10-Q
period 2010-07-31
PASSUR Aerospace, Inc.
filed 2010-09-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]               FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            NEW YORK                                     11-2208938
--------------------------------------------------------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT                06901
------------------------------------------------------           --------------
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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [ ] NO [X]

There were 4,661,448 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of September 8, 2010.

                                      INDEX

                      PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements

         Consolidated Balance Sheets as of July 31, 2010 (unaudited)          3
         and October 31, 2009.

         Consolidated Statements of Operations (unaudited)                    4
         Nine months ended July 31, 2010 and 2009.

         Consolidated Statements Operations (unaudited)                       5
         Three months ended July 31, 2010 and 2009.

         Consolidated Statements of Cash Flows (unaudited)                    6
         Nine months ended July 31, 2010 and 2009.

         Notes to Consolidated Financial                                      7
         Statements (unaudited) - July 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial                    13
         Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          18

Item 4T. Controls and Procedures.                                             18

PART II. OTHER INFORMATION                                                    19

Item 6.  Exhibits.                                                            19

Signatures.                                                                   20

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PASSUR Aerospace, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                                      JULY 31,       October 31,
                                                                                        2010            2009
                                                                                    ----------------------------
                                                                                     (UNAUDITED)      (Audited)
ASSETS
Current assets:
   Cash                                                                             $    259,874    $    250,626
   Accounts receivable, net                                                            1,127,435         867,043
   Prepaid expenses and other current assets                                             476,084         243,918
                                                                                    ----------------------------
Total current assets                                                                   1,863,393       1,361,587

Property, plant and equipment, net                                                       207,257         259,231
PASSUR(R) Network, net                                                                 7,336,803       7,291,429
Software development costs, net                                                        3,032,031       2,516,278
Other assets                                                                             233,310         282,569
                                                                                    ----------------------------
TOTAL ASSETS                                                                        $ 12,672,794    $ 11,711,094
                                                                                    ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                 $    798,073    $    407,647
   Accrued expenses and other current liabilities                                        714,680         540,793
   Deferred revenue, current portion                                                   1,064,549       1,377,106
   Accrued interest - related party                                                      622,848       1,108,112
                                                                                    ----------------------------
Total current liabilities                                                              3,200,150       3,433,658

Deferred revenue, less current portion                                                   214,054         305,193
Notes payable - related party                                                         14,914,880      13,914,880
                                                                                    ----------------------------
                                                                                      18,329,084      17,653,731
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares, par value $.01 per share; none
     issued or outstanding                                                                    --              --
  Common shares - authorized 10,000,000 shares, par value $.01 per share; issued
     5,357,948 in 2010 and 4,990,448 in 2009                                              53,579          49,904
  Additional paid-in capital                                                           4,693,948       4,436,770
   Accumulated deficit                                                                (8,780,342)     (8,805,836)
                                                                                    ----------------------------
                                                                                      (4,032,815)     (4,319,162)
   Treasury stock, at cost, 696,500 shares in 2010 and 2009                           (1,623,475)     (1,623,475)
                                                                                    ----------------------------
Total stockholders' deficit                                                           (5,656,290)     (5,942,637)
                                                                                    ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 12,672,794    $ 11,711,094
                                                                                    ============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                 NINE MONTHS ENDED JULY 31,
                                                                    2010         2009
                                                                 -----------------------
REVENUES:
   Subscriptions                                                 $7,101,844   $6,306,629
   Maintenance                                                      255,028      278,686
   Other                                                            140,631      171,317
                                                                 -----------------------
Total revenues                                                    7,497,503    6,756,632
                                                                 -----------------------
COST AND EXPENSES:
   Cost of revenues                                               3,292,878    2,610,719
   Research and development                                         218,842      204,707
   Selling, general, and administrative expenses                  2,915,477    3,134,099
                                                                 -----------------------
                                                                  6,427,197    5,949,525
                                                                 -----------------------
INCOME FROM OPERATIONS                                            1,070,306      807,107

Interest expense - related party                                  1,016,573      788,069
                                                                 -----------------------
Income before income taxes                                           53,733       19,038
Provision for income taxes                                           28,239        8,482
                                                                 -----------------------
NET INCOME                                                       $   25,494   $   10,556
                                                                 =======================
Net income per common share - basic                              $      .01   $       --
                                                                 =======================
Net income per common share - diluted                            $       --   $       --
                                                                 =======================
Weighted average number of common shares outstanding - basic      4,517,254    4,156,173
                                                                 =======================
Weighted average number of common shares outstanding - diluted    5,374,299    5,237,018
                                                                 =======================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                THREE MONTHS ENDED JULY 31,
                                                                    2010          2009
                                                                 -------------------------
REVENUES:
   Subscriptions                                                 $ 2,656,622   $ 2,187,935
   Maintenance                                                        82,895        91,795
   Other                                                              31,371        56,225
                                                                 -------------------------
Total revenues                                                     2,770,888     2,335,955
                                                                 -------------------------
COST AND EXPENSES:
   Cost of revenues                                                1,239,946     1,051,451
   Research and development                                           75,555        74,687
   Selling, general, and administrative expenses                   1,031,197       981,767
                                                                 -------------------------
                                                                   2,346,698     2,107,905
                                                                 -------------------------
INCOME FROM OPERATIONS                                               424,190       228,050

Interest expense - related party                                     343,042       320,042
                                                                 -------------------------
Income (loss) before income taxes                                     81,148       (91,992)
Provision for income taxes                                             8,007            --
                                                                 -------------------------
NET INCOME (LOSS)                                                $    73,141   $   (91,992)
                                                                 =========================
Net income (loss) per common share - basic                       $       .02   $      (.02)
                                                                 =========================
Net income (loss) per common share - diluted                     $       .01   $      (.02)
                                                                 =========================
Weighted average number of common shares outstanding - basic       4,590,741     4,175,307
                                                                 =========================
Weighted average number of common shares outstanding - diluted     5,463,424     4,175,307
                                                                 =========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                        NINE MONTHS ENDED JULY 31,
                                                                            2010           2009
                                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $    25,494    $    10,556
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        1,389,031      1,233,188
     Stock-based compensation expense                                        77,920         22,898
     Changes in operating assets and liabilities:
       Accounts receivable, net                                            (260,392)      (423,197)
       Prepaid expenses and other current assets                           (232,166)       (95,909)
       Other assets                                                          49,259       (208,066)
       Accounts payable                                                     390,426       (120,411)
       Deferred revenue                                                    (403,696)       432,306
       Accrued expenses and other current liabilities                       173,887       (176,314)
       Accrued interest - related party                                    (485,264)       788,069
                                                                        --------------------------
Total adjustments                                                           699,005      1,452,564
                                                                        --------------------------
Net cash provided by operating activities                                   724,499      1,463,120

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                                          (959,882)      (842,623)
Software development costs                                                 (811,147)      (614,815)
Capital expenditures                                                       (127,155)       (24,678)
                                                                        --------------------------
Net cash used in investing activities                                    (1,898,184)    (1,482,116)
                                                                        --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party                               1,000,000        100,000
Proceeds from exercise of stock options                                     182,933         22,125
                                                                        --------------------------
Net cash provided by financing activities                                 1,182,933        122,125
                                                                        --------------------------
Increase in cash                                                              9,248        103,129
Cash - beginning of period                                                  250,626        217,316
                                                                        --------------------------
Cash - end of period                                                    $   259,874    $   320,445
                                                                        ==========================
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest - related party                                                $ 1,501,837    $        --
Income taxes                                                            $    28,239    $     8,482

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                  July 31, 2010

                                   (Unaudited)

1. NATURE OF BUSINESS

PASSUR Aerospace, Inc. (the "Company", "PASSUR(R)", "we", or "our") is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company believes it is positioned to provide the industry standard in business intelligence dashboards and predictive analytics for aviation organizations. To the best of our knowledge, PASSUR(R) is the only business intelligence and predictive analytics company with a vertical expertise in the aviation market - providing information, decision support, predictive analytics, collaborative solutions, and professional services for complete, turn-key operations.

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

PASSUR(R) serves most major airlines (including six of the top seven North American airlines, as well as the top five hub airlines), over fifty airport customers (including ten of the top fifteen North American airports), and more than two hundred corporate aviation customers, as well as the US Government.

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

The PASSUR(R) Network includes one hundred and forty-nine Company-owned passive radars located primarily in North America, with one located at each of the top thirty-five U.S. airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2009, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2010, and its consolidated results of operations and cash flows for the nine months ended July 31, 2010 and 2009.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned PASSUR(R) Network by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing suite of software products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through August 31, 2011. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

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

The Company recognizes service and maintenance revenues on a straight-line basis over the service contract period. Revenues for data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer's receipt of the data. The Company performs certain professional services for customers on a subscription basis that have stand-alone value. Such subscription based professional services are recognized over the subscription period.

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

As of July 31, 2010, provision for doubtful accounts was approximately $50,000, compared to $43,000, recorded as of the fiscal year ended October 31, 2009. The Company monitors its outstanding accounts receivable balances and believes the $50,000 provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2010 are recoverable through anticipated future sales of such applicable products.

DEFERRED REVENUE

Deferred revenue includes advances received on subscription services and/or maintenance agreements, which are derived from the Company's PASSUR(R) Network and which may be prepaid either annually or quarterly, as well as the unamortized portion of one-time payments received for license fees relating to Company software applications. Revenues from subscription and maintenance services are recognized as income ratably over the subscription and/or maintenance period that coincides with the respective agreement.

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

NET INCOME (LOSS) PER SHARE INFORMATION

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income (loss) per share are as follows:

                                                  FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                     ENDED JULY 31,          ENDED JULY 31,
                                                    2010        2009        2010        2009
                                                 ---------------------------------------------
Basic weighted average shares outstanding        4,590,741   4,175,307   4,517,254   4,156,173
Effect of dilutive stock options                   872,683          --     857,045   1,080,845
                                                 ---------------------------------------------
Diluted weighted average shares outstanding      5,463,424   4,175,307   5,374,299   5,237,018
                                                 =============================================
Weighted average shares which are not included
in the calculation of diluted net income per
share because their impact is anti-dilutive

Stock options                                      515,818   1,598,000     531,454     517,155
                                                 =============================================

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of forfeitures. For the three and nine months ended July 31, 2010 and 2009, stock-based compensation expense of $31,000 and $78,000 and $11,000 and $23,000, respectively, was primarily charged to selling, general, and administrative expenses. For the three and nine months ended July 31, 2009, stock-based compensation expense was reduced due to reversals of approximately $5,000 and $46,000, respectively, for the forfeiture of options with a service condition, previously issued to employees terminated in fiscal year 2009.

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

3. RELATED PARTY TRANSACTIONS

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009, with a maturity of November 1, 2011. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009. The accrued interest balance on the notes was $1,108,112 as of October 31, 2009, resulting in a total of $15,022,992 due to Mr. Gilbert on October 31, 2009. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. During fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,000,000 to fund part of the interest payment, bringing the loan balance to $14,914,880 as of July 31, 2010. During the nine months ended July 31, 2010, the Company paid Mr. Gilbert interest payments totaling $1,501,837, bringing the accrued interest balance on the notes to $622,848 as of July 31, 2010, resulting in a total of $15,537,728 due to Mr. Gilbert on July 31, 2010. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through August 31, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

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

DESCRIPTION OF BUSINESS

The Company is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company believes it is positioned to provide the industry standard in business intelligence dashboards and predictive analytics for aviation organizations. To the best of our knowledge, PASSUR(R) is the only business intelligence and predictive analytics company with a vertical expertise in the aviation market - providing information, decision support, predictive analytics, collaborative solutions, and professional services for complete, turn-key operations.

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

PASSUR(R) serves most major airlines (including six of the top seven North American airlines, as well as the top five hub airlines), over fifty airport customers (including ten of the top fifteen North American airports), and more than two hundred corporate aviation customers, as well as the US Government.

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

The PASSUR(R) Network includes one hundred and forty-nine Company-owned passive radars located primarily in North America, with one located at each of the top thirty-five U.S. airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision making.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and nine months ended July 31, 2010 increased by approximately $435,000, or 19%, and $741,000, or 11%, respectively, to approximately $2,771,000 and $7,498,000, respectively, when compared to the same periods in fiscal 2009. This increase was primarily due to the continued development and deployment of new software applications and solutions, as well as the wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services. These efforts resulted in new customers subscribing to the Company's suite of software applications, as well as higher subscriptions from some of its existing customers.

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new product applications, as well as enhancements and maintenance of existing applications. As a result of these efforts, for the three and nine months ended July 31, 2010, subscription-based revenues increased approximately $469,000, or 21%, and $795,000 or 13%, respectively, compared to the same periods in fiscal 2009.

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications designed to address the needs of the aviation industry.

The Company shipped twenty-seven and installed twenty Company-owned PASSUR(R) Systems during the nine months ended July 31, 2010 (installations include systems shipped in the current and the previous fiscal year). The shipped and installed PASSUR(R) Systems were capitalized as part of the Company owned "PASSUR(R) Network." The Company will continue to expand the PASSUR(R) Network by shipping and installing additional PASSUR(R) Systems throughout fiscal 2010. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network by increasing the Company's ability to contract with new customers at such locations and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR(R) Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and forty-nine Company-owned PASSUR(R) Systems located at various airports worldwide as of July 31, 2010.

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

For the three and nine months ended July 31, 2010, cost of revenues increased by approximately $188,000, or 18%, and $682,000, or 26%, respectively, compared to the same periods in fiscal 2009, primarily due to increases in communication costs, payroll and related costs, depreciation and amortization, consulting fees, travel and entertainment costs, as well as the absence of capitalization of manufacturing costs. No PASSUR(R) Network Systems were manufactured during the nine months ended July 31, 2010. The increase in cost of revenues was partially offset by an increase in the number of PASSUR(R) Network Systems that were shipped and installed, compared to the same periods in fiscal 2009, as well as an increase in the capitalization of software development costs.

RESEARCH AND DEVELOPMENT

For the three and nine months ended July 31, 2010, research and development expenses remained consistent compared to the same periods in fiscal 2009. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its PASSUR(R) customers. There were no customer sponsored research and development activities during the three and nine months ended July 31, 2010. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

For the three months ended July 31, 2010, selling, general, and administrative expenses increased by approximately $49,000, or 5%, compared to the same period in fiscal 2009, primarily due to an increase in payroll and related costs. For the nine months ended July 31, 2010, selling, general, and administrative expenses decreased by approximately $219,000, or 7%, compared to the same period in fiscal 2009, primarily due to a decrease in payroll and related costs, partially offset by an increase in consulting fees.

INCOME FROM OPERATIONS

INCOME FROM OPERATIONS:
For the three and nine months ended July 31, 2010, revenues of approximately $2,771,000 and $7,498,000, respectively, exceeded costs and expenses of approximately $2,347,000 and $6,427,000, respectively, and resulted in income from operations of approximately $424,000 and $1,070,000, respectively. For the three and nine months ended July 31, 2010, total revenues increased by approximately $435,000, or 19%, and $741,000, or 11%, respectively, total costs and expenses increased by approximately $239,000, or 11%, and $478,000, or 8%, respectively, and income from operations increased by approximately $196,000, or 86%, and $263,000, or 33%, respectively, compared to the same periods in fiscal 2009.

OTHER EXPENSE

The Company refinanced and extended the maturity of the Company's debt at a higher interest rate effective November 1, 2008. A higher principal balance resulted in an increase in interest expense-related party of approximately $23,000, or 7%, for the three months ended July 31, 2010, compared to the same period in fiscal 2009. A higher interest rate, as well as a higher principal balance, resulted in an increase in interest expense-related party of approximately $229,000, or 29%, for the nine months ended July 31, 2010, compared to the same period in fiscal 2009. The interest rate charged by the related party increased from 4.5% to 9%, as of February 1, 2009. The principal balance of the note as of July 31, 2010 was $1,000,000 higher as compared to the same period of the prior fiscal year.

NET INCOME (LOSS)

The Company had net income of approximately $73,000, or $.01 per diluted share, and $25,000, or $.00 per diluted share, respectively, for the three and nine months ended July 31, 2010, as compared to a net loss of approximately $92,000, or $.02 per diluted share, and net income of approximately $11,000, or $.00 per diluted share, respectively, for the same periods of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2010, the Company's current liabilities exceeded current assets by approximately $1,337,000. The notes payable to a related party of $14,914,880 are due November 1, 2011. At July 31, 2010, the Company's stockholders' deficit was approximately $5,656,000. For the nine months ended July 31, 2010, the Company had net income of approximately $25,000.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product lines, as well as in new products, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its owned PASSUR(R) Network, by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing suite of software products, which address the wide array of needs of the aviation industry, through the continued development of new product offerings, will continue to lead to increased growth in the Company's customer base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not consummated, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through August 31, 2011. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,814,880 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009, with a maturity of November 1, 2011. During fiscal 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,914,880 on October 31, 2009. The accrued interest balance on the notes was $1,108,112 as of October 31, 2009, resulting in a total of $15,022,992 due to Mr. Gilbert on October 31, 2009. Interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended payment date. During fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,000,000 to fund part of the interest payment, bringing the loan balance to $14,914,880 as of July 31, 2010. During the nine months ended July 31, 2010, the Company paid Mr. Gilbert interest payments totaling $1,501,837, bringing the accrued interest balance on the notes to $622,848 as of July 31, 2010, resulting in a total of $15,537,728 due to Mr. Gilbert on July 31, 2010. The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through August 31, 2011, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

Net cash provided by operating activities for the nine months ended July 31, 2010 was approximately $724,000, and consisted primarily of approximately $1,467,000 non-cash items, primarily depreciation and amortization, approximately $25,000 of net income, as well as increases in accounts payable and accrued expenses and other current liabilities. This increase was partially offset by a decrease of approximately $485,000 of accrued interest-related party, a decrease in deferred revenue, and increases in prepaid expenses and other current assets and accounts receivable, net. Cash used in investing activities for the nine months ended July 31, 2010 was approximately $1,898,000 and consisted of investments in the Company's PASSUR(R) Network Systems, capitalized software development costs, and capital expenditures. Cash provided by financing activities for the nine months ended July 31, 2010 was approximately $1,183,000 and consisted of $1,000,000 from notes payable-related party, and approximately $183,000 of proceeds from the exercise of stock options. No principal payments on notes payable-related party were made during nine months ended July 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2010.

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

PASSUR AEROSPACE, INC.

DATED: SEPTEMBER 14, 2010      By: /s/ James T. Barry
                               -------------------------------------------------
                               James T. Barry,
                               President and Chief Executive Officer
                               (Principal Executive Officer)

DATED: SEPTEMBER 14, 2010      By: /s/ Jeffrey P. Devaney
                               -------------------------------------------------
                               Jeffrey P. Devaney,
                               Chief Financial Officer, Treasurer, and Secretary
                               (Principal Financial and Accounting Officer)