Form 10-K
period 2010-10-31
PASSUR Aerospace, Inc.
filed 2011-01-31
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010
                                       OR
         | _ | Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   for the transition period from ___ to ___

                         Commission file number 0-7642

                             PASSUR AEROSPACE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            NEW YORK                                        11-2208938
            --- ----                                        ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT         06901
--- -------- ------- ----- ----- --------- -----------         -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

     The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2010 was $3,330,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 12, 2011 was 4,691,448

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2010, are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The consolidated financial information provided in this Annual Report on Form 10-K (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the uncertainties related to the ability of the Company to sell data subscriptions from its PASSUR(R) Proprietary Surveillance Network and to make new sales of its PASSUR(R) and other product lines (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the continued war on terrorism, changes in fuel costs, airline bankruptcies and consolidations, and economic conditions. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; (3) its ability to secure future financing; and (4) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Readers are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K.

                                     PART I

ITEM 1. BUSINESS

COMPANY BACKGROUND

PASSUR Aerospace, Inc. (the "Company", "PASSUR(R)", "we", or "our") is a New York corporation founded in 1967. The Company conducts its business in the United States, Canada, Europe, and Asia. The Company's offices are located at One Landmark Square, Stamford, Connecticut, 06901 and 35 Orville Drive, Bohemia, New York, 11716.

PASSUR Aerospace, Inc. is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company offers vertical expertise in the aviation market - providing data consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services for aviation operations worldwide.

The Company's principal business is to provide business intelligence and predictive analytics solutions which save money, enhance operational efficiency, increase safety and security, and improve the passenger experience. These analytics are derived from the Company's PASSUR(R) Proprietary Surveillance Network (the "PASSUR(R) Network") of live flight information, updated every 4.6 seconds, and include decision support software, predictive analytics, and web-delivered collaborative decision solutions, enhanced by professional services provided by industry experts.

The Company serves most major airlines (including five of the top six North American airlines, as well as the top five hub and spoke airlines), approximately fifty airport customers (including twenty-two of the top thirty North American airports), and approximately two hundred corporate aviation customers, as well as the U.S. government.

The Company believes its predictive analytics save its customers substantial costs annually by enabling preemptive decision making and more effective operational planning. The PASSUR(R) System simultaneously scans, correlates, and pulls information from the Company's PASSUR(R) Network together with multiple additional government and private databases.

The PASSUR(R) Network has one hundred and fifty-four Company-owned PASSUR(R) Radar Systems, covering ninety-eight of the top one hundred North American airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision-making.

The Company delivers these tools primarily on "web-dashboards," - a single page or screen which aggregates many different sets of information into a simplified presentation of performance indicators and exception alerts to support quick decisions and information useful in predicting future situations. Almost all of the PASSUR(R) solutions have a live or real-time component, and most also include alerts, decision support, collaborative components, immediate playback or review, as well as analysis. The PASSUR(R) products are protected by multiple patents and patent pending applications.

PASSUR(R) CORE CAPABILITIES

INTEGRATED SURVEILLANCE NETWORK

The Company operates one of the most extensive private aircraft and airspace surveillance networks in the world. The Network Integrates additional key surveillance sources, to include (ADS-B, ASDE-X, Mode S, en Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources). The PASSUR(R) Network creates a direct data feed of critical flight and airspace behavior and conditions, an essential precursor resource for predictive analytics, real-time decision support, and performance analysis tools.

INTEGRATED AVIATION DATABASE

All the surveillance data acquired by the PASSUR(R) Network is integrated and correlated into specialized databases to support predictive, real-time, and post operational requirements. PASSUR(R) databases consolidate multiple overlapping data sets to ensure completeness, accuracy, fulfillment of specific operational requirements, and the normalization of data for a single-source authoritative record of operational performance. The data processed in these master data repositories supports the key capabilities and attributes of the PASSUR(R) software.

PREDICTIVE ANALYTICS

PASSUR(R) decision support solutions are supported by predictive analytics algorithms, which use extensive historical data mining and pattern recognition to predict specific and detailed operating conditions. PASSUR(R) predictive analytics are built on several core capabilities:

o Real-time surveillance from the PASSUR(R) Network gives the necessary breadth and granularity of data to support detailed scenario building and pattern recognition.

o Archiving of years of historical data: the detailed, granular data acquired by the PASSUR(R) Network, supplemented by many other data sources collected within the integrated aviation database, is stored and correlated - providing the large sample sizes required to accurately model future performance based on past performance under similar or identical conditions.

DECISION SUPPORT DASHBOARDS, KPIS, AND MANAGEMENT BY EXCEPTION

Many PASSUR(R) solutions are delivered in "dashboard" format, simplifying and condensing extensive amounts of information into the most relevant operational and business metrics, thereby presenting them in a manner that supports immediate performance assessment and actionable decisions. PASSUR(R) solutions are designed so that users are alerted to specific conditions and required action only when operations reach certain user-defined thresholds - thereby preventing information overload.

COLLABORATIVE CAPABILITIES

Many PASSUR(R) solutions include a collaborative layer - tools which allow for instant information sharing, coordination of effort, and a common operating picture across a wide range of users in the aviation community.

SUBJECT MATTER EXPERTS

The Company has a deep bench of experienced airline, air traffic, airport intelligence, and business aviation professionals, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry. These individuals understand the external environment in which they operate (the National Airspace System); and are able to translate these internal requirements and external conditions into targeted information solutions. These subject matter experts are complemented by a technical team of software engineers, data analysts, radar engineers, database architects, physicists, and statisticians, who have years of expertise in managing complex surveillance networks (hardware and software), as well as interpreting and processing complex, live aviation data feeds into robust decision support software solutions.

SPECIFIC PRODUCTS AND SERVICES

The Company offers a wide array of products and services, including:

1. Collaborative Web Solutions:

   These solutions provide instant access to critical information within and between organizations, and offers capabilities designed to facilitate communication and coordinated action from common situational awareness. These organizations form the foundation of our PASSUR(R) Customer Network.

   a. PASSUR(R) OPSnet(TM), patent pending, is an internet-based application designed to improve airport/airline/Federal Aviation Administration coordination through instant communication, information sharing, and collaborative decision making among all parties during all weather conditions, and especially during costly disruptions caused by weather, security events, and emergencies.

   b. PASSUR(R) Departure Metering, multiple patents pending, is a collaborative software platform incorporating a number of related business practices, used for managing departure demand in a Virtual Queue ("VQueue(TM)") in order to reduce fuel burn and on-board tarmac delays.

   c. PASSUR(R) Field Condition Reporting ("FCR"), patent pending, provides accurate airport field conditions to operators, helping to improve operational efficiency and safety of flight. PASSUR(R) FCR electronic Notice to Airmen ("NOTAM") integration module creates a seamless link to the Federal Aviation Administration's Flight Services NOTAM's office, allowing airport customers to file their NOTAM's electronically directly from the FCR page, creating a single point of entry and distribution - in the form of onscreen updates and e-mail alerts - for all NOTAM and non-NOTAM information.

   d. PASSUR(R) Tarmac Delay Module(TM), patent pending, provides alert tools to manage stranded aircraft experiencing extended delays on the ground.

   e. PASSUR(R) Corporate Portal(TM), patent pending, provides a single platform from which information about critical elements of a corporate flight can be reviewed, managed, and shared among key players.

2. Application Software Services:

   a. ATC Portal(TM), patented with other patents pending, is an outcomes-based airspace efficiency program that enables airlines to determine, in real-time, the most effective airport arrival and departure rates based on a variety of current and historical operational factors, using onscreen alerts, trend analysis, and decision support tools.

   b. ATC Portal Predictive(TM), patent pending, is a module of ATC Portal(TM), which provides an 8-hour look ahead at the demand and capacity within an airspace operational environment, providing advance alerts and decision support to enable proactive prevention of diversions and changes in airspace management to increase arrival rates.

   c. PASSUR(R) Portal(TM), patent pending, provides a dashboard of real-time flight and airport information, and instant two-way communications.

   d. PASSUR(R) Pulse(TM) Revenue, patented with other patents pending, and which includes the Pulse Revenue AODB data feed, provides a web-based live and archived detailed, accurate landing report for airlines, airports, and FBOs, creating maximum revenue efficiency, as well as transparency and equity in the distribution of landing fees among airport users.

      i. PASSUR(R) Pulse Audit(TM), patented with other patents pending - include key modules that give airports access to the most complete, accurate, and timely activity reports of arrivals and departures, based on the PASSUR(R) radar record and integrated database of flight information, including detailed owner/operator information, maximum certified weights by tail number, seat configurations, runway utilization, dwell times, and other details in aggregate and by individual flight.

      ii. PASSUR(R) Pulse Proactive Billing(TM), patent pending, allows airlines to log onto a secure website to view and download their landing fee reports, automatically generated by the PASSUR(R) database of flight information. The program is hosted by the Company and managed through online tools by the airport, including detailed reporting and invoicing tools, automatic aircraft weight calculations, and detailed owner/operator and aircraft information by flight.

   e. RapidResponse(TM), patented with other patents pending, provides the ability to immediately replay flight events with a high level of precision, specificity, and detail, thereby enabling customers to improve the safety of operations. Real-time situational awareness and immediate replay enable RapidResponse(TM) customers to be fully informed and proactive in responding to emergencies.

   f. PASSUR(R) Pulse(TM) Operations, patent pending, provides web-based access to the PASSUR(R) database of operational information for activity reporting and analysis.

   g. PASSUR(R) inSight(TM), patent pending, and is the next generation product for PASSUR FlightPerform(TM), is a takeoff-to-landing, web-based tool that provides PASSUR(R) terminal area information on a national flight tracking platform. PASSUR(R) inSight(TM) is packaged with other PASSUR(R) web-based applications to provide a premium flight tracking "airspace visualization" capability.

   h. AirportMonitor(TM), patented, is a web-based application that provides the communities surrounding an airport with live flight tracking and information as part of the airport's public relations, community outreach, and noise mitigation programs.

   i. Fuel Portal(TM), patent pending, provides customers with improved methods to price and sell more fuel through data and analytics of aircraft fuel requirements.

3. Flight Data Products:

   These data feeds, which use different portions of the PASSUR(R) Network depending on customer needs, feed directly to customer systems, or to customers through third-party data integration systems. These feeds are segmented into:

   a. RightETA(TM), patent pending, provides estimated time of arrival ("ETA") and flight status feeds for real-time airline schedule management, airport flight information display systems ("FIDS"), gate and baggage information display systems ("GIDS" and "BIDS"), and activity reports for operational analysis.

   b. FlightSure(TM), patent pending, provides information and software for integrated aircraft noise operation monitoring systems ("NOMS").

   c. Pulse Revenue(TM) Data Feed, patent pending, provides the data source for calculating landing fee reports and invoices in airport statistical and/or revenue management systems.

The Company believes its products help its aviation customers to:
   (1) improve bottom line financial performance;
   (2) improve operational efficiency and effectiveness;
   (3) increase safety and security; and
   (4) improve the passenger experience

Through the deployment of PASSUR(R) solutions and services, customers are realizing measureable results in these areas.

The Company believes its business opportunities come from addressing the following specific problem areas in the aviation industry:

1. The aviation industry's need for a standardized information technology platform for accessing information. The business community has come to expect a sophisticated delivery of rich information in other pace-setting industries such as banking, news, and health care. In aviation, valuable information exists, but is compartmentalized among its various constituencies, including government air traffic regulators, airlines, airports, FBOs, corporate aviation departments, and passengers. As such, any aviation-related organization must contend with multiple conflicting sources of information (often within the same organization), or a lack of access to the information at all. The Company's business opportunities arise from its ability to market otherwise hard-to-access or compartmentalized information through the unique PASSUR(R) integrated database of flight and airspace data. The Company believes the information provided by this database is unique, and makes available a standardized, comprehensive data set, accessible to all aviation constituencies.

2. The need for standardized protocols and industry best practices, which can provide an information platform to share those protocols collaboratively among all stakeholders to manage the more complex and expensive problems in the aviation industry. There are a number of identifiable aviation conditions that are best addressed through tested, proven, operational protocols. PASSUR(R) provides a platform not otherwise available for the collaborative implementation of those protocols by key partners in aviation operations. These conditions include winter de-icing operations, summer thunderstorms, air traffic delays, security alerts, runway closure, aviation incidents, and accidents. The Company's web-based protocols, which codify and enhance practices developed by many leading experts in the industry, are communicated to, and shared with, multiple parties through PASSUR(R)'s collaborative solutions, in order to provide cost reductions and improved customer service.

3. The need for an outcomes-based solutions database, which would help aviation organizations determine the most appropriate and effective actions. Aviation does not have an outcomes-based, historical database which, when accessed, would allow users to take effective actions that are appropriate for the exact conditions being experienced. The PASSUR(R) outcomes database allows users to immediately determine the right actions at the right time, based on actual historical performance and outcomes, to help to ensure that the most effective solution is implemented. The outcomes database helps to standardize and institutionalize aviation organizations' response to air traffic control ("ATC") conditions, scenarios, and problems which recur constantly in the operating environment, thereby eliminating the improvisatory and anecdotal character of today's airline-ATC interaction which causes significant unnecessary costs. For example, if an airport has a weather system moving through, the PASSUR(R) outcomes database will provide information to the user about the optimal configuration of the airport to maximize arrivals and departures - based on how the airport has performed under the same conditions over the previous weeks, months, or years.

4. The need for more specialized aviation expertise to help assimilate, analyze, and implement aviation information solutions. Even with the best information solutions, aviation organizations often require expertise to help implement these solutions in their everyday operating environment. The PASSUR(R) Professional Services Program provides experts who are specialists in their respective fields, and have decades of relevant experience, who assist aviation organizations in a variety of fields, including air traffic management at an airline or landing fee management at an airport.

5. The need for more predictive analytics. A critical growth area for the industry will come from the ability to predict outcomes. PASSUR(R) tools provide a "look ahead" capability, which delivers more significant savings by enabling proactive, rather than reactive, decision making in areas of major financial impact such as diversions, ground delay programs, fuel planning, departure sequencing, and optimization of the national airspace.

The Company currently has the exclusive license rights to use thirteen patents in the United States and various foreign countries, relating to the Company's PASSUR(R) System and related technologies. The licensed patents expire in various years through 2013.

The Company currently owns seven issued patents, and twenty-seven additional patents are pending with the United States Patent Office. The issued patents expire in various years through 2026.

The Company also owns a federal trademark registration in the mark PASSUR(R) for use with both the PASSUR(R) hardware system installation and the software products which use the data derived from the PASSUR(R) Network and other sources.

HOW PASSUR AEROSPACE, INC. GENERATES REVENUE

The Company's revenues are generated by selling: (1) subscription-based information and software products; (2) professional services; and (3) annual maintenance contracts for PASSUR(R) Radar Systems. Under the subscription model, the customer signs, at a minimum, a one-year contract for access to the information services. The agreement also provides that the information from the PASSUR(R) Network cannot be resold, used by others, or used for unauthorized purposes.

DISTRIBUTION METHOD

The Company's direct sales force sells its products.

COMPETITION

The PASSUR(R) applications are, to the best of the Company's knowledge, relatively unique; however there are other forms of flight tracking and aviation business intelligence products. Depending on the end use of the Company's products, the Company's primary competitors include Sabre Systems, Inc., ARINC Incorporated, Sensis Corporation, and SITA. The Company also sells certain data solutions through systems integrators, including Bruel & Kjaer and ITT Corporation, some of whom may also sell products that are competitive with those offered by the Company. Most of these companies have larger sales forces and greater financial resources than the Company.

SOURCES OF RAW MATERIALS

The Company obtains its raw materials from component distributors and manufacturers throughout the United States. The Company has multiple sources of supply for a majority of its components.

DEPENDENCE ON CERTAIN CUSTOMERS

Two customers accounted for 23% and 22% of total revenues for fiscal years 2010 and 2009, respectively.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products. These expenses amounted to $291,000 and $278,000 in fiscal years 2010 and 2009, respectively.

ENVIRONMENTAL COSTS

The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

EMPLOYEES

The Company employed thirty-four employees, of which thirty were full time, including seven officers, as of October 31, 2010.

ITEM 1A. RISK FACTORS

THE COMPANY, IN THE PAST, INCURRED OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS.

The Company was profitable for the current and previous four fiscal years, but incurred significant net losses five years ago. The Company had net income of $21,000 and $154,000 for fiscal years ended October 31, 2010 and 2009, respectively. The Company's accumulated deficit was $8,784,000 as of October 31, 2010. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing customers, and to control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company is profitable but may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 25, 2012. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

THE COMPANY'S SUCCESS IS DEPENDENT ON THE AVIATION INDUSTRY. IF THE COMPANY DOES NOT EXECUTE ITS BUSINESS PLAN, OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO ECONOMIC AND OTHER FACTORS AFFECTING THE AVIATION INDUSTRY, THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED.

The Company's revenues are solely derived from the aviation industry. The Company's future revenues and results of operations are dependent on its continued execution of its subscription-based revenue strategy and development of new software solutions and applications for the aviation industry. Due to economic and other factors affecting the aviation industry, there is no assurance that the Company will be able to continue to report growth in its subscription-based business or sustain its current subscription business. If the Company is unable to sustain and/or increase its levels of revenues, and it is not successful in reducing costs, its cash requirements may increase and results of operations will be adversely affected.

Additionally, the aviation industry has been impacted by budgetary constraints, as well as airline bankruptcies and consolidations due to the downturn in the current economy, changes in fuel costs, the terrorist events of September 11, 2001, and the continued war on terrorism. The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks, or fear of such attacks, even if not made directly on the airline industry, would negatively affect the airline industry (through, for example, increased security, insurance, and other costs, and lost revenue from increased ticket refunds and decreased ticket sales), which would, in turn, negatively affect the Company.

The aviation industry is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's current revenues are derived from either airport, airline, or related businesses, continued increased regulations of the aviation industry, or a continued downturn in the aviation industry's economic situation, could have a material adverse effect on the Company.

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

     o Economic conditions and the impact on the aviation industry of the terrorist events of September 11, 2001 and the continued war on terrorism; and

     o The potential of future terrorist acts against the aviation industry and the adverse effects of any further terrorist attacks or other international hostilities.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods, results of operations may be below those expected based upon previous performance.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

While the Company's operations were cash flow positive for the fiscal years ended October 31, 2010 and 2009, the Company's debt increased by $900,000 in fiscal year 2010. The Company had an accumulated deficit of $8,784,000 as of October 31, 2010. The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 25, 2012. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.

The Company has significant cash requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds, in some cases, may be beyond the scope and normal operating requirements for which the Company has a commitment from its significant shareholder and Chairman and therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: (1) terminating or eliminating certain operating activities; (2) terminating personnel; (3) eliminating marketing activities; and/or (4) eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand could become adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNTS FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced bankruptcies and consolidations recently. Bankruptcy filings or consolidations by our existing customers may adversely affect our ability to continue such services and collect payments due to the Company by such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results, and cash flow.

THE SOFTWARE BUSINESS FOR THE AVIATION INDUSTRY IS HIGHLY COMPETITIVE, AND FAILURE TO ADAPT TO THE CHANGING INDUSTRY NEEDS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

The industry in which we compete is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. We compete with many established companies in the industry we serve, and some of these companies may have substantially greater financial, marketing, and technology resources, larger distribution capabilities, earlier access to potential customers, and greater opportunities to address customers' various information technology requirements. As the aviation industry seeks to be more cost effective, product pricing becomes increasingly important for our customers. As a result, we may experience increased competition from certain low-priced competitors. We continue to develop new products, professional services, and existing product enhancements but may still be unsuccessful in meeting the needs of our industry in light of other alternatives available in the market. In addition, the pricing of new products, professional services, and existing product enhancements may be above what is required by the market place. Our inability to bring such new products, professional services, and existing product enhancements to the market in a timely manner, or the failure to achieve industry acceptance, could adversely affect our business, financial condition, operating results, and cash flow.

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

THE PASSUR(R) NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

The Company's network infrastructure is maintained and hosted by AT&T through an existing frame-relay and MPLS network. If AT&T experiences system failures, or fails to adequately maintain the frame-relay and MPLS network, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks, or other problems caused by third parties, could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

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

The Company currently owns seven issued patents, and twenty-seven additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2026. We also intend to seek additional patents on our products and technological advances and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of our pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, our competitors may be able to design around our patents and possibly affect our commercial interests.

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

The Company cannot guarantee that our future products, technologies, and software applications will not inadvertently infringe valid patents or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others. Investigation of any such claims from third parties, alleging infringement of their intellectual property, whether with or without merit, can be expensive and could affect development, marketing, selling, or delivery of our products. Defending against intellectual property infringement claims could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against the Company may result in significant monetary liability and could adversely affect our business, financial condition, operating results, and cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS: NOT APPLICABLE

ITEM 2. PROPERTIES

The Company's headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut, in part of a six building, 800,000 square foot office park. Effective June 26, 2009, the Company entered into a five year lease for 4,000 square feet of office space at an average annual rental rate of $157,000. This lease was modified during fiscal year 2010, adding 1,300 square feet of additional office space at an average annual rental rate of $52,000.

The Company's software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2012, leases 12,000 square feet at an annual average rental rate of $109,000.

The Company has satelite sales offices in Reston, Virginia and Bloomington, Minnesota.

The Company believes these rates are competitive and are at or below market rates.

The Company's headquarters and software development and manufacturing facility are suitable for its requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its Subsidiary is a party or to which any of its properties are subject.

ITEM 4. REMOVED AND RESERVED

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) MARKET INFORMATION

The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is traded on the over-the-counter bulletin board.

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:


                                                      PRICES*
                                                      -------

PERIOD                                        HIGH               LOW
------                                        ----               ---

FISCAL YEAR ENDED OCTOBER 31, 2010

FIRST QUARTER                                 $3.19             $1.01
SECOND QUARTER                                $3.00             $2.50
THIRD QUARTER                                 $3.00             $2.00
FOURTH QUARTER                                $3.12             $2.70

Fiscal year ended October 31, 2009

First quarter                                 $4.00             $1.25
Second quarter                                $3.35             $1.10
Third quarter                                 $3.20             $2.00
Fourth quarter                                $2.90             $1.30


* The quotations represent prices on the over-the-counter bulletin board between dealers in securities and do not include retail markup, markdown, or commission; and do not necessarily represent actual transactions.

(B)  HOLDERS

The number of registered equity security holders of record at January 12, 2011 was 252, as shown in the records of the Company's transfer agent.

(C)  DIVIDENDS

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to securities authorized for issuance under the Company's equity compensation plans as of October 31, 2010 is as follows:


                                            NUMBER OF SECURITIES                              NUMBER OF SECURITIES
                                              TO BE ISSUED UPON      WEIGHTED AVERAGE       REMAINING AVAILABLE FOR
                                                 EXERCISE OF        EXERCISE PRICE OF     FUTURE ISSUANCE UNDER EQUITY
                                              OUTSTANDING STOCK     OUTSTANDING STOCK          COMPENSATION PLANS
                                             OPTIONS, WARRANTS,     OPTIONS, WARRANTS,       (EXCLUDING SECURITIES
PLAN CATEGORY                                  AND RIGHTS (A)           AND RIGHTS          REFLECTED IN COLUMN (A))
----------------------------------------------------------------------------------------------------------------------


Equity compensation plan approved by
 security holders                                 1,478,000                $1.40                      535,500
Equity compensation plans not approved by
 security holders                                        --                   --                           --
                                            ----------------------------------------------------------------------------
Total                                             1,478,000                $1.40                      535,500
                                            ============================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

OVERVIEW

PASSUR Aerospace, Inc. is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company believes it is positioned to provide the industry standard in business intelligence and predictive analytics for both commercial and government applications.

The Company's revenues are generated by selling: (1) subscription-based information and software products; (2) professional services; and (3) annual maintenance contracts for PASSUR(R) Radar Systems.

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S. government. The Company's strategy is to help solve problems faced by its customers and is built on the following basic objectives: (1) continue extending the reach of the PASSUR(R) Network, which provides the proprietary backbone for many of its solutions; (2) continue integrating multiple additional industry data sets into its integrated aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance technologies, in order to ensure that PASSUR(R) is the primary choice for data integration and management for large aviation organizations; (3) continue developing decision support solutions built on business intelligence, predictive analytics, and web-dashboard technology; and
(4) continue developing the Company's professional service capabilities, in order to ensure that its solutions can be fully implemented in the customer's work environment, with minimal demand on the customer's internal resources.

The Company shipped thirty-two and installed twenty-eight Company-owned PASSUR(R) Systems during fiscal year 2010 (installations include systems shipped in the current and previous fiscal year). Some units shipped in the current fiscal year are scheduled to be installed during fiscal year 2011. The shipped and installed PASSUR(R) Systems are capitalized as part of the Company-owned PASSUR(R) Network. The Company will continue to expand the PASSUR(R) Network by shipping and installing additional PASSUR(R) Systems throughout fiscal year 2011. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network by increasing the Company's ability to contract with new customers at such locations, and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR(R) Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and fifty-four Company-owned PASSUR(R) Systems located at airports worldwide at the end of fiscal year 2010. Redundant PASSUR(R) Systems have been installed at major customer locations.

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

Revenues increased by $1,998,000, or 22%, to $10,958,000 in fiscal year 2010 from $8,960,000 in fiscal year 2009. This increase was primarily due to new customers subscribing to the Company's suite of software applications, as well as new customers engaging the Company to perform professional services. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network Systems, amortization of software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR(R) Network Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Network Systems. Additionally, cost of revenues in each reporting period is impacted by:
(1) the number of PASSUR(R) Network units added to the Network, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Cost of revenues increased by $1,443,000 or 43%, in fiscal year 2010 as compared to fiscal year 2009, primarily due to increases in communication costs, payroll and related costs, depreciation and amortization, consulting fees, travel and entertainment costs, as well as the absence of capitalization of manufacturing costs as no PASSUR(R) Network Systems were manufactured during fiscal year 2010. This increase was offset by the fact that the Company shipped and installed more PASSUR(R) Network Systems during fiscal year 2010 as compared to fiscal year 2009, thus there was an increase in costs capitalized to these assets that would have otherwise been charged to cost of revenues. Furthermore, the increase described above was offset by an increase in the capitalization of software development costs during fiscal year 2010 as compared to fiscal year 2009.

RESEARCH AND DEVELOPMENT

Research and development expenses remained consistent in fiscal year 2010 as compared to fiscal year 2009. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2010 or 2009. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased by $371,000, or 9%, in fiscal year 2010 as compared to fiscal year 2009, primarily due to an increase in payroll and related costs, consulting fees, legal fees, facilities, and travel and entertainment costs.

INCOME FROM OPERATIONS

Revenues increased by $1,998,000, or 22%, to $10,958,000 in fiscal year 2010 from $8,960,000 in fiscal year 2009. Total costs and expenses increased by $1,827,000, or 24%, to $9,516,000 in fiscal year 2010 from $7,689,000 in fiscal year 2009. Income from operations increased by $172,000, or 14%, to $1,443,000 in fiscal year 2010 from $1,271,000 in fiscal year 2009.

INTEREST EXPENSE - RELATED PARTY

The Company refinanced and extended the maturity of the Company's debt effective November 1, 2008. In connection with this refinancing, the interest rate charged by the related party increased from 4.5% to 9%, as of February 1, 2009. A higher interest rate, as well as a higher principal balance, resulted in an increase in interest expense - related party of $267,000, or 24%, in fiscal year 2010 as compared to fiscal year 2009. The principal balance of the note increased by $900,000 as of October 31, 2010 as compared to October 31, 2009.

INCOME TAXES

The Company's provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2010, the Company had available a federal net operating loss carry-forward of $12,653,000 for income tax purposes, which will expire in various tax years from 2011 through 2029. The Company has provided a full valuation allowance on the net deferred tax asset of $4,399,000, which primarily consists of net operating loss carry-forwards, which are not considered more likely than not to be realizable. The most significant reconciling item between the tax expense per the income statement and the expected tax using a statutory rate of 34% is the change in the valuation allowance.

NET INCOME

The Company had net income of $21,000, or $.00 per diluted share, in fiscal year 2010 as compared to net income of $154,000, or $.03 per diluted share, in fiscal year 2009. The Company's income from operations increased in fiscal year 2010 as compared to fiscal year 2009, but this increase was more than offset by higher interest costs to a related party in fiscal 2010, resulting in lower net income in fiscal year 2010 as compared to fiscal year 2009.

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $1,601,000 at October 31, 2010. The notes payable to a related party of $14,815,000 at October 31, 2010, are due November 1, 2011. The Company's stockholders' deficit was $5,595,000 at October 31, 2010. The Company had net income of $21,000 in fiscal year 2010.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its Company-owned PASSUR(R) Network, by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 25, 2012. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,815,000 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009, with a maturity of November 1, 2011. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,915,000 on October 31, 2009. The accrued interest balance on the notes was $1,108,000 as of October 31, 2009, resulting in a total of $15,023,000 due to Mr. Gilbert on October 31, 2009.

Under the agreement, interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date.

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, used in part to fund the prior fiscal year's interest payment, increasing the principal balance to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert as of October 31, 2010.

The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 25, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

Net cash provided by operating activities was $1,424,000 for fiscal year 2010, and consisted of $2,047,000 non-cash items, primarily depreciation and amortization, $21,000 of net income, and increases in accounts payable and accrued expenses and other current liabilities, primarily due to the timing of vendor invoice payments. This increase in net cash provided by operating activities was partially offset by a decrease of $662,000 of accrued interest - related party, as well as an increase in accounts receivable, primarily due to significant new customers in fiscal year 2010, as well as the timing of customer invoicing. Cash used in investing activities was $2,674,000 for fiscal year 2010, and consisted of investments in the Company's PASSUR(R) Network Systems, capitalized software development costs, and property, plant and equipment. Cash provided by financing activities was $1,106,000 for fiscal year 2010, and consisted of $1,150,000 from notes payable - related party and $206,000 of proceeds from the exercise of stock options. This increase in cash provided by financing activities was partially offset by $250,000 of principal payments on notes payable - related party.

The Company's revenue has increased as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and changes in fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from PASSUR(R) Network Systems as well as professional services remains strong, and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104.") SAB 104 requires that four basic criteria must be met before revenues can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company also recognizes revenue in accordance with FASB ASC 985-605 (SOP 97-2, "Software Revenue Recognition") as amended, when applicable.

The Company's revenues are generated by selling: (1) subscription-based information and software products; (2) professional services; and (3) annual maintenance contracts for PASSUR(R) Radar Systems.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with ASC 985-605, we recognize revenue from the licensing of our software products or performance of maintenance when all of the following criteria are met: (1) we have evidence of an agreement with a customer; (2) we deliver the products/services; (3) license or maintenance agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement, such that the sale may not be complete and/or final; and (4) collection is probable. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with ASC 985-605.

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

Deferred revenue is classified on the Company's balance sheet as a liability until such time as revenue from services is properly recognized as revenue in accordance with SAB 104 and/or ASC 985-605 and the corresponding agreement.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of FASB ASC 985-20 (SFAS 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.") Capitalized software development costs are comprised of costs incurred to develop and significantly enhance software products to be sold or otherwise marketed. Once technological feasibility is established, and the software product is available for general release to the public, the Company begins to amortize such costs to cost of revenues.

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

Once a product has been made available for sale and/or released for sale to the general public, the development costs of that product are no longer capitalized and amortization is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to maintain or support such product are expensed as incurred. In some cases, the Company may capitalize costs incurred in the development of enhanced versions of already existing products, but will immediately expense any additional costs incurred to maintain products which were completed and released to the general public, in accordance with ASC 985-20. Determining and evaluating whether development costs meet the criteria for immediate expense or capitalization requires the exercise of judgment by management.

The Company's net capitalized software costs totaled $3,335,000 at October 31, 2010. The carrying value of capitalized software costs are evaluated for impairment, based on the forecasted and actual future cash flows expected to be generated from such assets, as determined and evaluated by management.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of FASB ASC 360-10 (SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.") The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life.

The Company's long-lived assets, which include the PASSUR(R) Network and property, plant and equipment, totaled $7,460,000, and accounted for 56% of the Company's total assets as of October 31, 2010.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2010, based upon management's evaluation of the above asset groups, no impairment of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The net PASSUR(R) Network, net software development costs, and net property, plant and equipment totaled $7,301,000, $3,335,000, and $159,000, respectively, at October 31, 2010. Total depreciation and amortization expense related to these capitalized assets was $1,946,000 in fiscal year 2010. In management's judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR(R) Network                                   7 years
Software development costs                          5 years
Property, plant and equipment                       3 to 10 years

The PASSUR(R) Network includes PASSUR(R) Systems and the related software workstations used for the data derived from PASSUR(R) Systems, as well as costs pertaining to raw material, work-in-process, and finished goods components. PASSUR(R) Network installations include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems. PASSUR(R) Network Systems which are not installed in the PASSUR(R) Network are carried at cost and no depreciation is recorded. Once installed, the PASSUR(R) Systems are depreciated over seven years.

All of the Company's capitalized assets are recorded at cost (which may also include salaries and related overhead costs incurred during production and/or development) and depreciated and/or amortized over the asset's estimated useful life for financial statement purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles, and industry standards for similar assets. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments (see "Impairment of Long-Lived Assets" above) are identified and prospective depreciation or impairment expense is adjusted accordingly.

Total depreciation and amortization expense was $1,946,000 in fiscal year 2010, and consisted of $1,241,000, $468,000, and $237,000 for the PASSUR(R) Network, software development costs, and property, plant and equipment, respectively.

STOCK-BASED COMPENSATION

The Company follows the provisions of FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $120,000 and $35,000 in fiscal years 2010 and 2009, respectively, and was primarily included in selling, general, and administrative expenses. Stock-based compensation expense was reduced in fiscal year 2009 due to reversals of $31,000 for the forfeiture of stock options with a service condition, previously issued to employees terminated in fiscal year 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an accounting standard update amending the disclosure requirements for financial instruments under fair value. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The update provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. This is effective for fiscal years beginning on or after December 31, 2009, and interim periods within these fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

In September 2009, the FASB issued a standard which modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated, and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This standard is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued a standard which changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, it provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2010.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2010. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at a reasonable assurance level as of October 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fourth fiscal quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                   PART III

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS,  AND  CORPORATE  GOVERNANCE  OF  THE
REGISTRANT

(A) IDENTIFICATION OF DIRECTORS

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.


NAME                        AGE    DIRECTOR     DIRECTOR POSITION AND
                                    SINCE       OFFICERS WITH COMPANY
--------------------------------------------------------------------------------


G.S. Beckwith Gilbert        68      1997       Chairman of the Board and
                                                Director

Richard R. Schilling, Jr.    85      1974       Director

John R. Keller               70      1997       Executive Vice President and
                                                Director

Bruce N. Whitman             77      1997       Chairman of the Executive
                                                Committee and Director

Paul L. Graziani             53      1997       Chairman of the Audit Committee
                                                and Director

James T. Barry               49      2000       President, Chief Executive
                                                Officer, and Director

James J. Morgan              68      2005       Chairman of the Compensation
                                                Committee and Director

Kurt J. Ekert                40      2009       Director

Peter L. Bloom               53      2009       Director

Richard L. Haver             64      2010       Director

Each director is elected to serve until the succeeding Annual Meeting of Stockholders and until his successor is duly elected and qualified.

(B) IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual, and the year in which each executive officer began to serve in such capacity.

NAME                        AGE      OFFICER    OFFICER POSITION AND
                                      SINCE     OFFICERS WITH COMPANY
--------------------------------------------------------------------------------


James T. Barry               49        1998     President, Chief Executive
                                                Officer, and Director

Jeffrey P. Devaney           51        2004     Chief Financial Officer,
                                                Treasurer, and Secretary

John R. Keller               70        1967     Executive Vice President and
                                                Director

Dr. James A. Cole            70        1988     Senior Vice President of
                                                Research and Development

Matthew H. Marcella          53        2003     Vice President of Software
                                                Development

Ron A. Dunsky                48        2003     Vice President of Marketing

Tina W. Jonas                50        2010     Executive Vice President of
                                                Operations

Each officer is elected to serve at the discretion of the Board of Directors.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

None.

(D) FAMILY RELATIONSHIP

None.

(E) BUSINESS EXPERIENCE

The following sets forth the business experience of the Company's directors and executive officers:

G.S. Beckwith Gilbert     Mr. Gilbert has continued to serve as the
                          Company's Chairman of the Board since his election in 1997. Mr. Gilbert was appointed Chief Executive
                          Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr.
                          Gilbert is also President and Chief Executive Officer of Field Point Capital Management Company, a merchant-banking firm, a position he has held since
                          1988. He is a Director of Davidson Hubeny Brands. Mr.
                          Gilbert is also the Chairman of the Harvard Immunology
                          Advisory Board, the past Chairman of the Board of Fellows of Harvard Medical School, a Director of the
                          Yale Cancer Center, a Director of the Cancer Research
                          Institute, and a member of the Council on Foreign
                          Relations. Mr. Gilbert's current service as Chairman of the Board of the Company and prior service as Chief
                          Executive Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

Richard R. Schilling,Jr.  Mr. Schilling has been a Director of the Company since
                          1974. Mr. Schilling is a member of the law firm of Burns, Kennedy, Schilling & O'Shea, New York, New York, where he has been practicing since October 1964. Mr. Schilling's knowledge of the Company through his service as a Director of the Company, as well as his extensive legal experience, allow him to bring valuable insight and knowledge to the Board.

Bruce N. Whitman          Mr. Whitman has been a Director of the Company since
                          1997 and is the Chairman of the Executive Committee.
                          He is Co-Chairman of the Board and Chairman of the Nominating Committee of the Congressional Medal of
                          Honor Foundation; a Director of the General Aviation
                          Manufacturers Association; an Executive Committee member of NATA's Air Charter Safety Foundation Board of Governors; a Director and member of the Executive
                          Committee of ORBIS International and a Director
                          Emeritus of the Smithsonian National Air and Space
                          Museum. He is a member of the Board of Governors of the Aerospace Industries Association, Vice Chairman of the Air Force Academy Falcon Foundation, Vice
                          President of The Wings Club and a Trustee of Kent
                          School and the National World War II Museum. He was honored with the 2009 Distinguished Service Award from the USO of Metropolitan New York. Mr. Whitman's knowledge of the Company through his service as a Director of the Company and Chairman of the Executive
                          Committee, as well as his extensive participation as a member of various business and charitable organizations, allow him to bring valuable insight and knowledge to the Board.

Paul L. Graziani          Mr. Graziani has been a Director of the Company since
                          1997 and is the Chairman of the Audit Committee. He currently serves as Chief Executive Officer of Analytical Graphics, Inc. (AGI), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities, a position he has held since January
                          1989. Until March 2009, he also served as AGI's
                          President. In recent times, Mr. Graziani has been recognized as "CEO of the Year" by the Philadelphia region's Eastern Technology Council and the Chester
                          County Chamber of Business and Industry; "Entrepreneur of the Year" regional winner by Ernst & Young; and "Businessman of the Year" by the local Great Valley
                          Regional Chamber of Commerce. He sits on the Boards of Directors of the United States Geospatial Intelligence
                          Foundation (USGIF) and Federation of Galaxy Explorers
                          (FOGE), and is a member of the boards of governors of the Civil Air Patrol (CAP) and the Aerospace
                          Industries Association (AIA). He is an associate fellow of the American Institute of Aeronautics and Astronautics (AIAA) and has formerly served on the advisory board for Penn State Great Valley. After fulfilling his board tenure, he was recently elected to the honorary position of Life Director of The Space
                          Foundation. In 2009 AGI was named a "Top Small
                          Workplace" by the Wall Street Journal and the non-profit organization Winning Workplaces. Mr.
                          Graziani's knowledge of the Company through his service as a Director of the Company, as well as his experience as CEO of a software company, allow him to bring valuable insight and knowledge to the Board.

James J. Morgan           Mr. Morgan has been a Director of the Company since
                          September 12, 2005 and is the Chairman of the Compensation Committee. Mr. Morgan is also a partner in the New York City based private equity firm
                          Jacobson Partners, a position he has held since
                          September 2001. Mr. Morgan retired in 1997 as
                          President and Chief Executive Officer of Philip Morris
                          Incorporated. Mr. Morgan's knowledge of the Company through his service as a Director of the Company, as well as his prior experience as CEO of a publicly-traded company, allow him to bring valuable insight and knowledge to the Board.

Kurt J. Ekert             Mr. Ekert has been a Director of the Company since
                          September 10, 2009. Mr. Ekert is currently the Chief
                          Commercial Officer, Travelport GDS (including brands
                          Galileo and Worldspan), where he holds global responsibility for sales, customer engagement, sourcing, and operations across 160 countries. In this role, he holds offices in Langley, U.K. and Atlanta, U.S. Travelport is a Blackstone portfolio company.
                          Previously, Mr. Ekert was Chief Operating Officer, GTA by Travelport, a global, multi-channel travel intermediary focused on hotels and travel services, with 31 offices in EMEA, APAC and the Americas. Mr.
                          Ekert led GTA's commercial and operations functions, as well as all elements of its online consumer business, OctopusTravel.com. Prior to joining GTA, he was Senior Vice President, Travelport Supplier
                          Services, where he oversaw supplier sales, strategy and content for the Travelport Americas business and consumer groups including Galileo and Orbitz
                          Worldwide. At Travelport, he also has held the positions of Group Vice President, Strategy and
                          Business Development, and Chief Operating Officer,
                          Travelport/Orbitz for Business. Prior to joining
                          Travelport, Mr. Ekert's experience in the travel industry included a number of senior finance roles at Continental Airlines. Before Continental, he spent four years as an active duty US Army officer. Mr.
                          Ekert received a BS from the Wharton School of the University of Pennsylvania and a MBA from the University of South Carolina. Mr. Ekert's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the travel industry, allow him to bring valuable insight and knowledge to the Board.

Peter L. Bloom            Mr. Bloom has been a Director of the Company since
                          December 10, 2009. Mr. Bloom is currently an Advisory
                          Director at General Atlantic, where he has worked since 1996. As a Managing Director at General
                          Atlantic, he was responsible for technology due diligence on prospective investments and assistance to the CEO and senior management teams of portfolio companies on technology strategy and guidance on emerging technology trends. Prior to joining General
                          Atlantic, Mr. Bloom spent thirteen years at Salomon
                          Brothers in a variety of roles in both technology and fixed income sales and trading. He received the Carnegie Mellon/AMS Achievement Award in Managing
                          Information Technology for his work managing the technology implementation of a new distributed computing architecture that supported the company's global business operations. He graduated from Northwestern University in 1978 with a B.A. in Computer Studies and Economics. He is a member of Business Executives for National Security and an
                          Associate Founder of Singularity University. He is also a member of the FCC Technical Advisory Council.
                          He is currently the Chairman of DonorsChoose, which was named the most innovative charity in America by Stanford Business School and Amazon. Mr. Bloom is also the co-founder and Chairman of Peak Rescue Institute.
                          He is a member of the board of The Food Bank for New
                          York City and the Cancer Research Institute. Mr.
                          Bloom's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience and technology expertise, allow him to bring valuable insight and knowledge to the Board.

Richard L. Haver          Mr. Haver has been a Director of the Company since
                          October 8, 2010. Mr. Haver retired from Northrop
                          Grumman Corporation in December 2010 following 10 years of service with Northrop and the TRW component acquired by Northrop in 2002. His position at Northrop
                          Grumman was Vice President for Intelligence Programs.
                          He earned a B.A. degree in History from Johns Hopkins
                          University in 1967. He served on active duty in the U.S. Navy from 1967 to 1973. In 1973, Mr. Haver became a civilian intelligence analyst in the Anti-Submarine
                          Warfare Systems branch at the Naval Intelligence
                          Support Center. In 1976, he was selected as a department head at the Navy Field Operational
                          Intelligence Office (NFOIO), and the next year became the Technical Director of the Naval Ocean Surveillance
                          Information Center. He subsequently held the senior civilian position at NFOIO, serving as Technical
                          Director until assuming the position of Special
                          Assistant to the Director of Naval Intelligence in 1981. He was selected as Deputy Director of Naval
                          Intelligence in June 1985, a position he held until 1989. Mr. Haver was selected by Secretary of Defense
                          Dick Cheney in July 1989 to the position of Assistant to the Secretary of Defense for Intelligence Policy.
                          From 1992 to 1995, he served as the Executive Director for Intelligence Community Affairs. In 1998, he assumed the duties of Chief of Staff of the National
                          Intelligence Council and Deputy to the Assistant
                          Director of Central Intelligence for Analysis and
                          Production. In 1999, Mr. Haver joined TRW as Vice
                          President and Director, Intelligence Programs. He led business development and marketing activities in the intelligence market area for their Systems &
                          Information Technology Group. He also served as liaison to the group's strategic and tactical C3 business units, as well as TRW's Telecommunications and Space & Electronics groups. Mr. Haver was selected by Vice President Cheney to head the Administration's
                          Transition Team for Intelligence and then selected by Secretary of Defense Donald Rumsfeld as the Special
                          Assistant to the Secretary of Defense for Intelligence. He returned to the private sector in 2003. Mr. Haver is now consulting to both government and private industry associated with the National
                          Security and Intelligence fields, volunteer work, and service on various boards and panels. Mr. Haver's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the intelligence field, allow him to bring valuable insight and knowledge to the Board.

John R. Keller            Mr. Keller serves as Executive Vice President of the
                          Company, a position he has held since the Company's inception in 1967 as one of the co-founders. Mr.
                          Keller has also been a Director of the Company since
                          1997. Mr. Keller received his bachelor's and master degrees in engineering from New York University in 1960 and 1962, respectively. Mr. Keller's knowledge of the Company through his service as a Director and Executive Vice President of the Company allow him to bring valuable insight and knowledge to the Board.

James T. Barry            Mr. Barry was named President of the Company on April
                          14, 2003 and Chief Executive Officer on February 1,
                          2003. Since Mr. Barry joined the Company in 1998, he has held the positions of Chief Operating Officer, Chief Financial Officer, Secretary, and Executive Vice
                          President. From 1989 to 1998, he was with Dianon
                          Systems, Inc., most recently as Vice President of Marketing. Prior to Dianon, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry's knowledge of the Company through his service as a Director, President and Chief Executive Officer of the
                          Company allow him to bring valuable insight and knowledge to the Board.

Dr. James A. Cole         Dr. Cole currently serves as Senior Vice President and
                          the Director of Research and Development of the Company, a position he has held since July 1988. Dr.
                          Cole earned a Ph.D. in physics from Johns Hopkins
                          University in 1966. He is a current member of the American Association for the Advancement of Science,
                          American Physical Society, Association for Computing
                          Machinery, Institute of Electrical and Electronic
                          Engineers and IEEE Computer Society. Dr. Cole has been with the Company since 1974.

Jeffrey P. Devaney        Mr. Devaney joined the Company as Chief Financial
                          Officer, Treasurer, and Secretary on June 14, 2004.
                          Prior to joining the Company, Mr. Devaney was the Chief Financial Officer at Cierant Corporation from
                          2002 to 2004. From 2000 to 2001, he was a Controller at SageMaker, Inc. From 1995 to 2000, he was the Controller at Information Management Associates, Inc.

Matthew H. Marcella       Mr. Marcella was named Vice President - Software
                          Development on January 15, 2003. Mr. Marcella joined the Company in 2001 from Cityspree Inc., where he served as lead software architect from 2000 to 2001.
                          From 1996 to 2000, he was a Vice President at Deutsche
                          Bank and Nomura Securities. From 1995 to 1996, he was a Technical Officer at UBS Securities.

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

Tina W. Jonas             Ms. Jonas joined the Company as Executive Vice
                          President of Operations on July 1, 2010. Prior to joining the Company, Ms. Jonas served as Director of Operations Planning and Analysis at Sikorsky Aircraft
                          Corporation from 2008 to 2010. From 2004 to 2008, she served as Undersecretary of Defense, Comptroller, and Chief Financial Officer for the Department of Defense
                          (DOD). Before joining the DOD, she served as Assistant
                          Director and Chief Financial Officer for the Federal
                          Bureau of Investigation from 2002 to 2004.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

(G) IDENTIFICATION OF AUDIT COMMITTEE

Our Board of Directors has appointed an Audit Committee, consisting of three directors. All of the members of the Audit Committee are independent of our Company and management, as independence is defined under applicable National Association of Securities Dealers ("NASD") rules. The Audit Committee consists of Mr. Graziani, Mr. Schilling, and Mr. Whitman.

(H) AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has determined that Mr. Graziani, Chairman of the Company's Audit Committee, meets the Securities and Exchange Commission's criteria of an "audit committee financial expert" as set forth in item 407(d)(5)(ii) of Regulation S-K. Mr. Graziani acquired the attributes necessary to meet such criteria by holding positions that provided relevant experience. Mr. Graziani is independent, as defined under applicable NASD rules.

(I) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, except as set forth below, the Company believes that during the fiscal year ended October 31, 2010, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

The following filings were not timely filed, but were filed within thirty days of the applicable due date: a Form 3 for Peter Bloom reporting initial beneficial ownership of the Company's Common Stock, a Form 4 for Peter Bloom reporting the grant of certain stock options to Mr. Bloom (one transaction), a Form 4 for Bruce Whitman reporting the exercise of certain stock options (six transactions), a Form 4 for Paul Graziani reporting the exercise of certain stock options (six transactions), a Form 4 for James Morgan reporting the exercise of certain stock options (six transactions), a Form 4 for James Barry reporting the exercise of certain stock options (two transactions), a Form 4 for Matthew Marcella reporting the exercise of certain stock options (two transactions), a Form 4 for Tina Jonas reporting the grant of certain stock options (one transaction), and a Form 4 for Richard Haver reporting the grant of certain stock options (one transaction).

(J) BOARD NOMINATIONS BY SHAREHOLDERS

There have not been any material changes to the procedures by which the Company's shareholders may recommend nominees to the Company's board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 26, 2010 by the Company with the Securities and Exchange Commission in connection with the Company's 2010 Annual Meeting of Stockholders.

(K) CODE OF ETHICS

The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2010 (the "2011 Proxy Statement.")

ITEM 11. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2011 Proxy Statement.

For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH RELATED PERSONS

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,815,000 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009, with a maturity of November 1, 2011. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,915,000 on October 31, 2009. The accrued interest balance on the notes was $1,108,000 as of October 31, 2009, resulting in a total of $15,023,000 due to Mr. Gilbert on October 31, 2009.

Under the agreement, interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date.

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, used in part to fund the prior fiscal year's interest payment, increasing the principal balance to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert as of October 31, 2010.

The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 25, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

(B) DIRECTOR INDEPENDENCE

The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry, and Mr. Keller, are independent directors, as "independence" is defined in accordance with the NASD standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2011 Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:   PAGE

(1) Index to Consolidated Financial Statements
        Included in Part II of This Report:

                 Report of Independent Registered Public                     F-1
                 Accounting Firm - BDO USA, LLP

                 Consolidated Balance Sheets as of                           F-2
                 October 31, 2010 and 2009

                 Consolidated Statements of                                  F-3
                 Income for the years ended
                 October 31, 2010 and 2009

                 Consolidated Statements of                                  F-4
                 Stockholders' Deficit for the years ended
                 October 31, 2010 and 2009

                 Consolidated Statements of                                  F-5
                 Cash Flows for the years ended
                 October 31, 2010 and 2009

                 Notes to Consolidated Financial                             F-6
                 Statements

(2) Index to Financial Statement Schedule: N/A

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(C) INDEX TO EXHIBITS

The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 15(a)(3).

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

PASSUR AEROSPACE, INC.

DATED:  JANUARY 31, 2011       By: /s/ James T. Barry
                                   -------------------
                                   James T. Barry
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DATED:  JANUARY 31, 2011           /s/ James T. Barry
                                   ------------------
                                   James T. Barry
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

DATED:  JANUARY 31, 2011           /s/ Jeffrey P. Devaney
                                   ----------------------
                                   Jeffrey P. Devaney
                                   Chief Financial Officer, Treasurer, and
                                   Secretary
                                   (Principal Financial and Accounting
                                   Officer)

DATED:  JANUARY 31, 2011           /s/ G.S. Beckwith Gilbert
                                   -------------------------
                                   G.S. Beckwith Gilbert
                                   Chairman of the Board and Director

DATED:  JANUARY 31, 2011           /s/ John R. Keller
                                   ------------------
                                   John R. Keller
                                   Executive Vice President and Director

DATED:  JANUARY 31, 2011           /s/ Richard R. Schilling, Jr.
                                   ----------------------------
                                   Richard R. Schilling, Jr.
                                   Director

DATED:  JANUARY 31, 2011           /s/ Bruce N. Whitman
                                   --------------------
                                   Bruce N. Whitman
                                   Chairman of the Executive Committee and
                                   Director

DATED:  JANUARY 31, 2011           /s/ Paul L. Graziani
                                   --------------------
                                   Paul L. Graziani
                                   Chairman of the Audit Committee and
                                   Director

DATED:  JANUARY 31, 2011           /s/ James J. Morgan
                                   -------------------
                                   James J. Morgan
                                   Chairman of the Compensation Committee and
                                   Director

DATED:  JANUARY 31, 2011           /s/ Kurt J. Ekert
                                   -----------------
                                   Kurt J. Ekert
                                   Director

DATED:  JANUARY 31, 2011           /s/ Peter L. Bloom
                                   ------------------
                                   Peter L. Bloom
                                   Director

DATED:  JANUARY 31, 2011           /s/ Richard L. Haver
                                   --------------------
                                   Richard L. Haver
                                   Director

            Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2010 and 2009 and the related consolidated statements of income, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ BDO USA, LLP
                                                        -----------------


Melville, New York
January 31, 2011

                    PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                           October 31, 2010 and 2009


                                                                   2010                 2009
                                                            -----------------   -------------------
ASSETS
Current assets:
   Cash                                                     $         107,069   $           250,626
   Accounts receivable, net                                         1,853,901               867,043
   Prepaid expenses and other current assets                          269,102               243,918
                                                            -----------------   -------------------
Total current assets                                                2,230,072             1,361,587

PASSUR(R) Network, net                                              7,300,902             7,291,429
Software development costs, net                                     3,334,905             2,516,278
Property, plant and equipment, net                                    158,737               259,231
Other assets                                                          254,030               282,569
                                                            -----------------   -------------------
TOTAL ASSETS                                                $      13,278,646   $        11,711,094
                                                            =================   ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                         $         982,431   $           407,647
   Accrued expenses and other current liabilities                     898,829               540,793
   Deferred revenue, current portion                                1,503,750             1,377,106
   Accrued interest - related party                                   446,211             1,108,112
                                                            -----------------   -------------------
Total current liabilities                                           3,831,221             3,433,658

Deferred revenue, less current portion                                227,798               305,193
Notes payable - related party                                      14,814,880            13,914,880
                                                            -----------------   -------------------
                                                                   18,873,899            17,653,731
COMMITMENT AND CONTINGENCIES

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares,
     par value $.01 per share; none issued or outstanding
                                                                         --                    --
  Common shares - authorized 10,000,000 shares,
     par value $.01 per share; issued 5,387,948 in 2010
     and 4,990,448 in 2009                                             53,879                49,904
   Additional paid-in capital                                       4,758,816             4,436,770
   Accumulated deficit                                             (8,784,473)           (8,805,836)
                                                            -----------------   -------------------
                                                                   (3,971,778)           (4,319,162)
  Treasury stock, at cost, 696,500 shares in 2010 and 2009         (1,623,475)           (1,623,475)
                                                            -----------------   -------------------
Total stockholders' deficit                                        (5,595,253)           (5,942,637)
                                                            -----------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      13,278,646   $        11,711,094
                                                            =================   ===================

          See accompanying notes to consolidated financial statements.


                                     F - 2



                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                     Years Ended October 31, 2010 and 2009


                                                                       2010             2009
                                                                -----------------  -----------------
REVENUES                                                        $      10,958,202  $       8,960,310

COST AND EXPENSES:
   Cost of revenues                                                     4,816,895          3,373,842
   Research and development                                               290,555            278,058
   Selling, general, and administrative expenses                        4,408,129          4,037,272
                                                                -----------------  -----------------
                                                                        9,515,579          7,689,172
                                                                -----------------  -----------------

INCOME FROM OPERATIONS                                                  1,442,623          1,271,138

Interest expense - related party                                        1,374,936          1,108,112
                                                                -----------------  -----------------
Income before income taxes                                                 67,687            163,026
Provision for income taxes                                                 46,324              8,812
                                                                -----------------  -----------------
NET INCOME                                                      $          21,363  $         154,214
                                                                =================  =================

Net income per common share - basic                             $            --    $             .04
                                                                =================  =================
Net income per common share - diluted                           $            --    $             .03
                                                                =================  =================

Weighted average number of common shares outstanding - basic            4,553,681          4,190,900
                                                                =================  =================
Weighted average number of common shares outstanding - diluted          5,342,299          5,265,889
                                                                =================  =================


          See accompanying notes to consolidated financial statements.


                                     F - 3



                     PASSUR Aerospace, Inc. and Subsidiary

                Consolidated Statements of Stockholders' Deficit

                     Years Ended October 31, 2010 and 2009



                                                                  ADDITIONAL                                       TOTAL
                                                     COMMON        PAID-IN       ACCUMULATED     TREASURY       STOCKHOLDERS'
                                        SHARES        STOCK        CAPITAL         DEFICIT        STOCK           DEFICIT
                                     -----------   ----------   -------------  -------------   ------------   -------------
 Balance at November 1, 2008           4,146,448   $   48,429   $   4,381,528  $  (8,960,050)  $ (1,623,475)  $  (6,153,568)
   Exercise of common stock options      147,500        1,475          20,650                                        22,125
   Stock-based compensation expense                                    34,592                                        34,592
   Net income                                                                        154,214                        154,214
                                     -----------   ----------   -------------  -------------   ------------   -------------
Balance at October 31, 2009            4,293,948       49,904       4,436,770     (8,805,836)    (1,623,475)     (5,942,637)
   Exercise of common stock options      397,500        3,975         202,388                                       206,363
   Stock-based compensation expense                                   119,658                                       119,658
   Net income                                                                         21,363                         21,363
                                     -----------   ----------   -------------  -------------   ------------   -------------
Balance at October 31, 2010            4,691,448   $   53,879   $   4,758,816  $  (8,784,473)  $ (1,623,475)  $  (5,595,253)
                                     ===========   ==========   =============  ==============  =============  ==============

 See accompanying notes to consolidated financial statements.








                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                     Years Ended October 31, 2010 and 2009

                                                                       2010                2009
                                                                  -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $      21,363        $    154,214
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                    1,946,476           1,676,606
     Recovery of provision for doubtful accounts receivable             (18,720)            (10,350)
     Stock-based compensation expense                                   119,658              34,592
     Changes in operating assets and liabilities:
       Accounts receivable                                             (968,138)           (226,805)
       Prepaid expenses and other current assets                        (25,184)            (97,445)
       Other assets                                                      28,539            (181,386)
       Accounts payable                                                 574,784            (207,992)
       Accrued expenses and other current liabilities                   358,036            (293,339)
       Deferred revenue                                                  49,249             423,636
       Accrued interest - related party                                (661,901)          1,108,112
                                                                  -------------        ------------
Total adjustments                                                     1,402,799           2,225,629
                                                                  -------------        ------------
Net cash provided by operating activities                             1,424,162           2,379,843

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                               (1,250,095)         (1,466,421)
Software development costs, net                                      (1,287,151)           (896,545)
Property, plant and equipment, net                                     (136,836)           (105,692)
                                                                  -------------        ------------
Net cash used in investing activities                                (2,674,082)         (2,468,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party                           1,150,000             100,000
Repayments of notes payable - related party                            (250,000)               --
Proceeds from exercise of stock options                                 206,363              22,125
                                                                  -------------        ------------
Net cash provided by financing activities                             1,106,363             122,125
                                                                  -------------        ------------
(Decrease) increase in cash                                            (143,557)             33,310
Cash - beginning of year                                                250,626             217,316
                                                                  -------------        ------------
Cash - end of year                                                $     107,069        $    250,626
                                                                  =============        ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest - related party                                       $   2,036,837        $       --
   Income taxes                                                   $      26,324        $      8,812

See accompanying notes to consolidated financial statements.



                                     F - 5

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                October 31, 2010

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases.

BASIS OF PRESENTATION

The Company's current liabilities exceeded current assets by $1,601,000 and had a stockholder's deficit of $5,595,000 at October 31, 2010. The Company had net income of $21,000 in fiscal year 2010.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. The Company intends to increase the size and related airspace coverage of its Company-owned PASSUR(R) Network, by continuing to install PASSUR(R) Systems throughout the United States and certain foreign countries. In addition, management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 25, 2012. Such continuing financial support may be in the form of additional loans to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

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

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY (CONTINUED)

The Company recognizes service and maintenance revenues on a straight-line basis over the service contract period. Revenues for data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer's receipt of the data. The Company performs certain professional services for customers on a subscription basis that have stand-alone value. Such subscription-based professional services are recognized over the subscription period.

The Company recognizes license fee revenues on a straight-line basis over the term of the license agreement, which typically does not exceed five years.

The Company recognizes initial set-up fee revenues and associated costs on a straight-line basis over the estimated life of the customer relationship period, typically five years.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

ACCOUNTS RECEIVABLE

The Company uses installment license and/or maintenance agreements as part of its standard business practice. The Company has a history of successfully collecting all amounts due under the original payment terms without making concessions. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. These account receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues, and unamortized license fee revenues.

Accounts receivable balances also include initial set-up fees billed when the service is performed and revenues are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

The provision for doubtful accounts was $25,000 and $43,000 as of October 31, 2010 and 2009, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PASSUR(R) NETWORK

The PASSUR(R) Network includes PASSUR(R) Systems and the related software workstations used for the data derived from the PASSUR(R) Systems, as well as costs pertaining to raw material, work-in-process, and finished goods components. PASSUR(R) Network installations include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR(R) Systems, and are recorded at cost, net of accumulated depreciation of $6,331,000 and $5,090,000 as of October 31, 2010 and 2009, respectively.
Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR(R) Network assets which are not installed in the PASSUR(R) Network are carried at cost and no depreciation is recorded.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of FASB ASC 985-20 (SFAS 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.") Capitalized software development costs are comprised of costs incurred to develop and significantly enhance software products to be sold or otherwise marketed. Once technological feasibility is established, and the software product is available for general release to the public, the Company begins to amortize such costs to cost of revenues.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2010 are recoverable through anticipated future sales of such applicable products. The Company capitalized $1,287,000 and $897,000 of such costs in fiscal years 2010 and 2009, respectively. The Company recorded $468,000 and $371,000 of amortization related to software development projects during fiscal years 2010 and 2009, respectively. The Company released capitalized software products for sale during fiscal years 2010 and 2009, and had other software products in development as of October 31, 2010 and 2009.

The Company did not write off any capitalized software projects during fiscal years 2010 and 2009.

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

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company follows ASC 740-10 (Financial Accounting Standards Board ("FASB") Interpretation No. 48), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2010, the Company did not have any uncertain tax positions, and the Company does not expect ASC 740-10 (FIN 48) to have a significant impact on its results of operations or financial position during the next 12 months. As permitted by ASC-740-10 (FIN 48), the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company's policy was to classify interest and penalties as an interest expense in arriving at pre-tax income.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share for fiscal years 2010 and 2009 are as follows:


                                                      2010              2009
                                                  -----------       -----------

Basic weighted average shares outstanding           4,553,681         4,190,900
Effect of dilutive stock options                      788,618         1,074,989
                                                  -----------       -----------
Diluted weighted average shares outstanding         5,342,299         5,265,889
                                                  ===========       ===========

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive

  Stock options                                       689,381           552,011
                                                  ===========       ===========

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

The Company recognizes initial set-up fee revenues and associated costs on a straight-line basis over the estimated life of the customer relationship period, typically five years.

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

Additionally, on a recurring basis, the Company uses fair value measures when analyzing asset impairments. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present, and the review indicates that the assets will not be fully recoverable based on the undiscounted estimated future cash flows expected to result from the use of the asset, their carrying values are reduced to estimated fair value.

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $120,000 and $35,000 in fiscal years 2010 and 2009, respectively, and was primarily included in selling, general, and administrative expenses. Stock-based compensation expense was reduced in fiscal year 2009 due to reversals of $31,000 for the forfeiture of stock options with a service condition, previously issued to employees terminated in fiscal year 2009.

The Company's stock options vest over a period of three and five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2010 and 2009; risk-free interest rates of 3.54% to 4.47%, volatility factor of the expected market price of the Company's common stock of 109% to 128%, no dividend yield, and a weighted average expected life of the stock options of 6.5 years.

COMPREHENSIVE INCOME

The Company's comprehensive income is equivalent to that of the Company's total net income for fiscal years 2010 and 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an accounting standard update amending the disclosure requirements for financial instruments under fair value. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The update provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. This is effective for fiscal years beginning on or after December 31, 2009, and interim periods within these fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

In September 2009, the FASB issued a standard which modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated, and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This standard is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2009, the FASB issued a standard which changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, it provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of October 31, 2010 and 2009:

                                     ESTIMATED
                                    USEFUL LIVES       2010         2009
                                    --------------------------------------------

Leasehold improvements               3-5 years  $     180,000  $    155,000
Equipment                            5-10 years     3,073,000     2,982,000
Furniture and fixtures               5-10 years       503,000       482,000
                                                -------------  ------------
                                                    3,756,000     3,619,000
Less accumulated depreciation
  and amortization                                  3,597,000     3,360,000
                                                -------------  ------------
Total                                           $     159,000  $    259,000
                                                =============  ============

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $237,000 and $227,000 for fiscal years 2010 and 2009, respectively.

3. PASSUR(R) NETWORK

The Company had $13,632,000 and $12,381,000 of Company-owned PASSUR(R) Systems capitalized, and $6,331,000 and $5,090,000 of accumulated depreciation related to such costs, of as of October 31, 2010 and 2009, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR(R) Network Systems which are not installed in the PASSUR(R) Network are carried at cost and no depreciation is recorded. These costs amounted to $168,000 as of October 31, 2010. The Company capitalized $1,250,000 and $1,466,000 of costs to the PASSUR(R) Network during fiscal years 2010 and 2009, respectively. Included in the PASSUR(R) Network are $540,000 and $478,000 of costs pertaining to raw material, work-in-process, and finished goods components as of October 31, 2010 and 2009, respectively. Depreciation expense related to the Company-owned PASSUR(R) Network was $1,241,000 and $1,079,000 in fiscal years 2010 and 2009, respectively. The Company did not dispose of any PASSUR(R) Network assets in fiscal years 2010 or 2009.

                     PASSUR Aerospace, Inc. and Subsidiary

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company had $$5,431,000 and $4,144,000 of software development costs capitalized, and $2,096,000 and $1,628,000 of accumulated amortization related to such costs, as of October 31, 2010 and 2009, respectively. The average amortization period of the Company's software development costs was 3.6 years as of October 31, 2010. Amortization related to capitalized software development projects was $468,000 and $371,000 in fiscal years 2010 and 2009, respectively. Future amortization expense for software development costs capitalized where amortization has commenced, is estimated to approximate $496,000, $409,000, $316,000, $166,000, and $79,000, for the next five fiscal years, respectively. The Company had $1,885,000 of capitalized software development costs relating to projects still in development as of October 31, 2010.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of October 31, 2010 and

2009:

                                           2010                 2009
                                      -------------        -------------
Payroll, payroll taxes, and benefits  $     286,000        $     255,000
Professional fees                           188,000              121,000
License fees                                 50,000               50,000
Travel expenses                              70,000               25,000
Commissions                                 186,000               16,000
Other liabilities                           119,000               74,000
                                      -------------        -------------
Total                                 $     899,000        $     541,000
                                      =============        =============

6. NOTES PAYABLE - RELATED PARTY

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,815,000 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years, resulting in an increase in the interest rate from 4.5% to 9% as of February 1, 2009, with a maturity of November 1, 2011. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,915,000 on October 31, 2009. The accrued interest balance on the notes was $1,108,000 as of October 31, 2009, resulting in a total of $15,023,000 due to Mr. Gilbert on October 31, 2009.

Under the agreement, interest remained at the annual rate of 4.5% from November 1, 2008 to January 31, 2009, payable in cash. Effective February 1, 2009 through October 31, 2011, the interest rate was increased to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date.

                     PASSUR Aerospace, Inc. and Subsidiary

6. NOTES PAYABLE - RELATED PARTY (CONTINUED)

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, used in part to fund the prior fiscal year's interest payment, increasing the principal balance to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert as of October 31, 2010.

The Company has a commitment from Mr. Gilbert that if the Company, at any time, is unable to meet its obligations through January 25, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

7. LEASES

The Company's headquarters, located in Stamford, Connecticut, are subject to a lease for the five year period ending January 21, 2015, at an average annual rental rate of $209,000. The Company's software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2012, at an average annual rental rate of $109,000. These leases provide for additional payments of real estate taxes and other operating expenses over the minimum rental amount. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement.




Fiscal Year Ended October 31:           CONTRACTUAL OBLIGATIONS
                                        UNDER OPERATING LEASES
                                        ----------------------

2011                                         $    323,000
2012                                              321,000
2013                                              213,000
2014                                              218,000
2015                                               51,000
                                             -------------
Total minimum contractual                    $  1,126,000
                                             =============


8. INCOME TAXES

The Company's provision for income taxes in each fiscal year consists of current state and local minimum taxes.

At October 31, 2010, the Company has available a federal net operating loss ("NOL") carry-forward of $12,653,000 for income tax purposes, which will expire in various tax years from 2011 through 2029. The Company has provided a full valuation allowance on the net deferred tax asset of $4,399,000, which primarily consists of net operating loss carry-forwards, which are not considered more likely than not to be realizable.

The Company's provision for income taxes in each fiscal year consists of current state and local minimum taxes.

                     PASSUR Aerospace, Inc. and Subsidiary

8. INCOME TAXES (CONTINUED)

A reconciliation of the U.S statutory tax rate to the Company's effective tax rate for fiscal years 2010 and 2009 is as follows:

                                    2010                       2009
                            AMOUNT       PERCENT        Amount      Percent
                         ------------   -----------  ------------  ---------
 U.S. statutory tax      $    23,000          34.0%  $    55,000       34.0%
 Decrease in valuation
  allowance                  (83,000)       (122.3)      (69,000)     (42.6)
 Permanent differences       (38,000)        (56.8)       (5,000)      (3.2)
 NOL stock-compensation
  adjustment                 116,000         171.4          --         --
 State tax, net of
  federal benefit             30,000          45.1         6,000        3.6
 Reversal of AMT credit         --            --          22,000       13.6
 Other, net                   (2,000)         (3.0)         --         --
                         -----------   -----------   -----------  ----------
 Effective tax rate      $    46,000          68.4%  $     9,000        5.4%
                         ===========   ============  ===========  ==========


The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2010 and 2009 is as follows:


                                                 2010              2009
                                            ---------------   --------------

Deferred tax assets and liabilities:
Net operating loss carry-forward            $     4,924,000   $    4,582,000
Accrued interest                                    178,000          443,000
Accrued vacation                                     78,000           78,000
Allowance for doubtful accounts receivable           10,000           17,000
Stock compensation-nonqualified                       7,000           22,000
Contributions                                         4,000             --
Depreciation                                       (802,000)        (645,000)
                                            ---------------   --------------
Deferred tax assets and liabilities               4,399,000        4,497,000
Less: valuation allowance                        (4,399,000)      (4,497,000)
                                            ---------------   --------------
Net deferred tax assets and liabilities     $            --   $           --
                                            ===============   ==============

                     PASSUR Aerospace, Inc. and Subsidiary

9. STOCK OPTIONS

In fiscal year 2009, the Company's Board of Directors approved the Company's 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company's common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company's common stock. The Company's prior stock option plan, which provided for the granting of stock options for up to 2,200,000 shares of the Company's common stock, expired during fiscal year 2009. The stock option's exercise price per share is typically the fair market value of the Company's common stock at the date of grant. Stock options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their stock options within five years of the date of the grant, and are exercisable at 110% of the fair market value of the Company's common stock at the date of grant.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate. In addition, the Company's stock options have characteristics significantly different from those of traded options.

There were 535,500 shares of common stock reserved for future issuance under the Company's 2009 stock option plan as of October 31, 2010. For fiscal year 2010 stock-based compensation expense of $120,000 was primarily charged to selling, general, and administrative expense, consisting of $45,000 for stock options granted during fiscal year 2010 and $75,000 for stock options granted prior to October 31, 2009. There was $1,115,000 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to non-vested, stock-based compensation arrangements, expected to be recognized over a weighted average period of 4.5 years as of October 31, 2010.

Information with respect to the Company's stock options for fiscal years 2010 and 2009 is as follows:
                                                          WEIGHTED
                                                          AVERAGE
                                              WEIGHTED   REMAINING
                                NUMBER OF     AVERAGE   CONTRACTUAL   AGGREGATE
                                  STOCK       EXERCISE     TERM       INTRINSIC
                                 OPTIONS       PRICE     (IN YEARS)     VALUE
                                -----------------------------------------------
Stock options outstanding
  at November 1, 2008            1,785,500   $     .75
Stock options granted               70,000   $    2.05
Stock options exercised           (147,500)  $     .15
Stock options forfeited
  and expired                      (81,000)  $    3.95
                                ----------
Outstanding at
  October 31, 2009               1,627,000   $     .70
Stock options granted              394,500   $    3.32
Stock options exercised           (397,500)  $     .52
Stock options forfeited           (146,000)  $    1.23
                                ----------
Stock options outstanding
  at October 31, 2010            1,478,000   $    1.40        5.5  $  2,068,000
                                ==========   =========  =========  ============
Stock options exercisable
  at October 31, 2010              984,700   $     .51        3.5  $    498,000
                                ==========   =========  =========  ============


The weighted average grant date fair value of the Company's stock options granted during fiscal years 2010 and 2009 was $2.42 and $1.86, respectively. The total intrinsic value of stock options exercised was $206,000 and $22,000 during fiscal years 2010 and 2009, respectively.

                     PASSUR Aerospace, Inc. and Subsidiary

10. MAJOR CUSTOMERS

The Company's principal business is to provide business intelligence and predictive analytics solutions serving the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

Two customers accounted for 23% and 22% of total revenues for fiscal years 2010 and 2009, respectively.

The Company had foreign sales of $147,000 and $157,000 in fiscal years 2010 and 2009, respectively. All sales, including foreign sales, are denominated in U.S. dollars.

11. ROYALTY AGREEMENT

The Company is a party to a license agreement, as amended in fiscal year 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR(R) Systems for use with airline dispatch systems and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR(R) Systems and/or data subscriptions for noise applications, dispatch activities, and new applications based on modifications to existing designs. Under the terms of agreement, the Company paid a royalty based on the number of PASSUR(R) Systems sold and/or installed and generating subscription revenues, subject to a minimum annual royalty of $75,000. During fiscal year 2009, the Company amended the agreement to a fixed fee royalty of $50,000 per year. The Company had $50,000 accrued as a component of accrued expenses and other accrued liabilities as of October 31, 2010 and 2009. This license agreement is in effect until the date of expiration of the last licensed patent to expire, which occurs in 2013.