Form 10-Q
period 2011-01-31
PASSUR Aerospace, Inc.
filed 2011-03-17
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           NEW YORK                                      11-2208938
           --------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

   ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT      06901
   -----------------------------------------------------------------
         (Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code: (203) 622-4086
                                                     -------------

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

================================================================================


There were 4,731,448 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of March 9, 2011.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of January 31, 2011 (unaudited)
          and October 31, 2010.                                                3

          Consolidated Statements of Income (unaudited)                        4
          Three months ended January 31, 2011 and 2010.

          Consolidated Statements of Cash Flows (unaudited)                    5
          Three months ended January 31, 2011 and 2010.

          Notes to Consolidated Financial                                      6
          Statements (unaudited) - January 31, 2011.


Item 2.   Management's Discussion and Analysis of Financial                   11
          Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.         15

Item 4.   Controls and Procedures.                                            15

PART II.  OTHER INFORMATION                                                   16

Item 5.   Other Information.                                                  16

Item 6.   Exhibits.                                                           16

Signatures                                                                    17

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets


                                                                     JANUARY 31,      October 31,
                                                                       2011              2010
                                                                  ---------------   ---------------
                                                                    (UNAUDITED)       (Audited)
ASSETS
Current assets:
   Cash                                                           $       386,948   $       107,069
   Accounts receivable, net                                             1,539,681         1,853,901
   Prepaid expenses and other current assets                              570,787           269,102
                                                                  ---------------   ---------------
Total current assets                                                    2,497,416         2,230,072

PASSUR(R) Network, net                                                  7,007,786         7,300,902
Software development costs, net                                         3,772,673         3,334,905
Property, plant and equipment, net                                        146,343           158,737
Other assets                                                              193,039           254,030
                                                                  ---------------   ---------------
TOTAL ASSETS                                                      $    13,617,257   $    13,278,646
                                                                  ===============   ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                               $       581,300   $       982,431
   Accrued expenses and other current liabilities                         971,475           898,829
   Deferred revenue, current portion                                    1,498,114         1,503,750
   Accrued interest - related party                                       797,216           446,211
                                                                  ---------------   ---------------
Total current liabilities                                               3,848,105         3,831,221

Deferred revenue, less current portion                                    169,297           227,798
Notes payable - related party                                          14,814,880        14,814,880
                                                                  ---------------   ---------------
                                                                       18,832,282        18,873,899
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares,
     par value $.01 per share; none issued or outstanding                    --                --
   Common shares - authorized 10,000,000 shares,
     par value $.01 per share; issued 5,387,948 in 2011 and 2010           53,879            53,879
   Additional paid-in capital                                           4,828,928         4,758,816
   Accumulated deficit                                                 (8,474,357)       (8,784,473)
                                                                  ---------------   ---------------
                                                                       (3,591,550)       (3,971,778)
   Treasury stock, at cost, 696,500 shares in 2011 and 2010            (1,623,475)       (1,623,475)
                                                                  ---------------   ---------------
Total stockholders' deficit                                            (5,215,025)       (5,595,253)
                                                                  ---------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    13,617,257   $    13,278,646
                                                                  ===============   ===============


See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Operations

                                  (Unaudited)


                                                                THREE MONTHS ENDED JANUARY 31,
                                                                     2011           2010
                                                                -------------  --------------

REVENUES                                                        $   3,510,396  $    2,323,402

COST AND EXPENSES:
  Cost of revenues                                                  1,499,587         949,033
  Research and development                                             75,160          69,315
  Selling, general, and administrative expenses                     1,274,528         915,618
                                                                -------------  --------------
                                                                    2,849,275       1,933,966
                                                                -------------  --------------

INCOME FROM OPERATIONS                                                661,121         389,436

Interest expense - related party                                      351,005         343,725
                                                                -------------  --------------
Income before income taxes                                            310,116          45,711
Provision for income taxes                                               --            20,232
                                                                -------------  --------------
NET INCOME                                                      $     310,116  $       25,479
                                                                =============  ==============

Net income per common share - basic                             $         .07  $          .01
                                                                =============  ==============
Net income per common share - diluted                           $         .06  $          .00
                                                                =============  ==============

Weighted average number of common shares outstanding - basic        4,691,448       4,415,524
                                                                =============  ==============
Weighted average number of common shares outstanding - diluted      5,505,012       5,309,169
                                                                =============  ==============


See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                              THREE MONTHS ENDED JANUARY 31,
                                                                   2011            2010
                                                               ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $    310,116   $      25,479
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                  489,838         450,314
     Provision for (recovery of) doubtful accounts receivable        55,526            (905)
     Stock-based compensation expense                                70,112          20,185
     Changes in operating assets and liabilities:
       Accounts receivable                                          258,694         (56,542)
       Prepaid expenses and other current assets                   (301,685)        (20,788)
       Other assets                                                  60,991          15,207
       Accounts payable                                            (401,131)        149,567
       Accrued expenses and other current liabilities                72,646         130,753
       Deferred revenue                                             (64,137)       (212,779)
       Accrued interest - related party                             351,005        (779,070)
                                                               ------------   -------------
Total adjustments                                                   591,859        (304,058)
                                                               ------------   -------------
Net cash provided by (used in) operating activities                 901,975        (278,579)

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                                   (42,993)       (287,873)
Software development costs                                         (566,671)       (255,842)
Property, plant and equipment                                       (12,432)        (26,667)
                                                               ------------   -------------
Net cash used in investing activities                              (622,096)       (570,382)
                                                               ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party                            --           900,000
Proceeds from exercise of stock options                                --           106,888
                                                               ------------   -------------
Net cash provided by financing activities                              --         1,006,888
                                                               ------------   -------------

Increase in cash                                                    279,879         157,927
Cash - beginning of period                                          107,069         250,626
                                                               ------------   -------------
Cash - end of period                                           $    386,948   $     408,553
                                                               ============   =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Interest - related party                                    $       --     $   1,122,794

   Income taxes                                                $      8,865   $      20,232



See accompanying notes to consolidated financial statements.

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2011

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

The Company serves most major airlines (including five of the top six North American airlines, as well as the top five hub and spoke airlines), approximately fifty airport customers (including twenty-two of the top thirty North American airports), and approximately two hundred corporate aviation customers, as well as the U.S. government, including the Federal Aviation Administration ("FAA") and Transportation Security Administration ("TSA").

The Company believes its predictive analytics save its customers costs annually by enabling preemptive decision-making and more effective operational planning. The PASSUR(R) System simultaneously scans, correlates, and pulls information from the Company's PASSUR(R) Network together with multiple additional government and private databases.

The PASSUR(R) Network includes one hundred and fifty-four Company-owned PASSUR(R) Radar Systems, covering ninety-eight of the top one hundred North American airports. Other PASSUR(R)s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision-making.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2010, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2011, and its consolidated results of operations and cash flows for the three months ended January 31, 2011 and 2010.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through March 14, 2012.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2011.

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

The provision for doubtful accounts was $80,000 and $25,000 as of January 31, 2011 and October 31, 2010, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2011 are recoverable through anticipated future sales of such applicable products.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

                                                      FOR THE THREE MONTHS
                                                        ENDED JANUARY 31,
                                                     2011            2010
                                                --------------- ----------------

Basic weighted average shares outstanding          4,691,448         4,415,524
Effect of dilutive stock options                     813,564           893,645
                                                --------------- ----------------
Diluted weighted average shares outstanding        5,505,012         5,309,169
                                                =============== ================
Weighted average shares which are not
included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options                                        689,436           510,855
                                                =============== ================

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense for the three months ended January 31, 2011 was $70,000, which is $50,000 greater than the $20,000 incurred for the three months ended January 31, 2010, and was primarily included in selling, general, and administrative expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

3. NOTES PAYABLE - RELATED PARTY

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,815,000 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years with a maturity of November 1, 2011. Under the agreement, effective February 1, 2009 through October 31, 2011, the interest rate was increased from 4.5% to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,915,000 on October 31, 2009.

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, used in part to fund the prior fiscal year's interest payment, increasing the principal balance to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal year 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert on October 31, 2010. The accrued interest balance on the notes was $797,000 as of January 31, 2011, resulting in a total of $15,612,000 due to Mr. Gilbert on January 31, 2011.

The Company has received a commitment from Mr. Gilbert, dated March 14, 2011, that if the Company, at any time, is unable to meet its obligations through March 14, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. As this commitment is for over one year as of January 31, 2011, the notes payable have been classified on the Company's balance sheet as a long-term liability. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties related to the ability of the Company to sell PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the continued war on terrorism, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; (3) its ability to secure future financing; and (4) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

The Company serves most major airlines (including five of the top six North American airlines, as well as the top five hub and spoke airlines), approximately fifty airport customers (including twenty-two of the top thirty North American airports), and approximately two hundred corporate aviation customers, as well as the U.S. government, including the FAA and TSA.

The Company believes its predictive analytics save its customers costs annually by enabling preemptive decision making and more effective operational planning. The PASSUR(R) System simultaneously scans, correlates, and pulls information from the Company's PASSUR(R) Network together with multiple additional government and private databases.

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

RESULTS OF OPERATIONS

REVENUES

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S. government.

The Company will continue to market the business intelligence, predictive analytics, and decision support product applications and solutions derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements. There were one hundred and fifty-four Company-owned PASSUR(R) Systems located at airports worldwide as of January 31, 2011. Redundant PASSUR(R) Systems have been installed at major customer locations.

Revenues increased by $1,187,000, or 51%, to $3,510,000 as compared to the same period in fiscal year 2010. New customer subscriptions and existing customer upgrades to the Company's suite of software applications accounted for 68% of this increase, and new customer engagements for professional services accounted for 32% of this increase. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

Cost of revenues increased by $551,000, or 58%, for the three months ended January 31, 2011 as compared to the same period in fiscal year 2010. This increase consisted of payroll and related costs and consulting fees of $260,000 and $209,000, respectively, as well as increases in depreciation and amortization and communication costs. When the Company ships and installs its PASSUR(R) Network Systems there is a reduction in cost of revenues due to the fact that the labor related costs for these processes is capitalized rather than expensed as a component of costs of revenue. Fewer systems were shipped and installed in the first quarter of fiscal year 2011 than in the same quarter of the previous fiscal year, which resulted in a $218,000 increase in cost of revenue as these corresponding costs were capitalized in the prior fiscal year. The increase in cost of revenues for the three months ended January 31, 2011 described above, was partially offset by an increase of $311,000 in the capitalization of software development costs during the three months ended January 31, 2011 as compared to the same period in fiscal year 2010, as these labor costs are otherwise generally classified as cost of revenue due to the fact that the Company's software developers also perform subscription and maintenance related duties. As of January 31, 2011, the Company has employed five additional software developers as compared to the same period in the prior fiscal year, and whose primary responsibilities are new software development.

RESEARCH AND DEVELOPMENT

Research and development expenses were $75,000 for the three months ended January 31, 2011 as compared to $69,000 for the same period in fiscal year 2010. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during the three months ended January 31, 2011. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased by $359,000, or 39%, for the three months ended January 31, 2011 as compared to the same period in fiscal year 2010, primarily due to an increase in payroll and related costs.

INCOME FROM OPERATIONS

Revenues increased by $1,187,000 or 51%, to $3,510,000 for the three months ended January 31, 2011 as compared to the same period in fiscal year 2010. Total costs and expenses increased by $915,000, or 47%, to $2,849,000 for the three months ended January 31, 2011 as compared to the same period in fiscal year 2010. Income from operations increased by $272,000, or 70%, to $661,000 for the three months ended January 31, 2011 as compared to the same period in fiscal year 2010.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party was $351,000 for the three months ended January 31, 2011 as compared to $344,000 for the same period in fiscal year 2010.

NET INCOME

The Company had net income of $310,000, or $.06 per diluted share, for the three months ended January 31, 2011 as compared to net income of $25,000, or $.00 per diluted share, for the same period in fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $1,351,000 at January 31, 2011. The notes payable to a related party of $14,815,000 at January 31, 2011 are due November 1, 2011. The Company's stockholders' deficit was $5,215,000 at January 31, 2011. The Company had net income of $310,000 for the three months ended January 31, 2011.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through March 14, 2012.

Effective November 1, 2008, the Company entered into a new agreement, renewing and extending the term of the $13,815,000 note due to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, from one year to three years with a maturity of November 1, 2011. Under the agreement, effective February 1, 2009 through October 31, 2011, the interest rate was increased from 4.5% to 9% and is payable as follows: interest at the annual rate of 6% will be payable in cash with the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Annual interest payments are due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of notes due to Mr. Gilbert to $13,915,000 on October 31, 2009.

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, used in part to fund the prior fiscal year's interest payment, increasing the principal balance to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal year 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert on October 31, 2010. The accrued interest balance on the notes was $797,000 as of January 31, 2011, resulting in a total of $15,612,000 due to Mr. Gilbert on January 31, 2011.

The Company has received a commitment from Mr. Gilbert, dated March 14, 2011, that if the Company, at any time, is unable to meet its obligations through March 14, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. As this commitment is for over one year as of January 31, 2011, the notes payable have been classified on the Company's balance sheet as a long-term liability. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

Net cash provided by operating activities was $902,000 for the three months ended January 31, 2011, and consisted of $615,000 non-cash items, primarily depreciation and amortization, $310,000 of net income, an increase in accrued interest-related party, and a decrease in accounts receivable due to the timing of customer invoicing. This increase in net cash provided by operating activities for the three months ended January 31, 2011 was partially offset by an increase in prepaid expenses and other current assets, primarily accrued revenue, as well as a decrease in accounts payable, primarily due to the timing of vendor invoice payments. Cash used in investing activities was $622,000 for the three months ended January 31, 2011, expended primarily for capitalized software development costs. There was no cash provided by or used in financing activities for the three months ended January 31, 2011.

The Company's revenue has increased as a result of its subscription-based revenue model for the three months ended January 31, 2011 as compared to the same period in fiscal year 2010. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and changes in fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least October 31, 2011, and the Company does not anticipate borrowing additional funds from Mr. Gilbert during that period, although the Company has received a commitment from Mr. Gilbert to do so if the Company needs additional funds.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On March 14, 2011, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through March 14, 2012. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

10.1      Commitment of G.S. Beckwith Gilbert, dated March 14, 2011.

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

PASSUR AEROSPACE, INC.

DATED:  MARCH 17, 2011                       By: /s/ James T. Barry
                                             -----------------------
                                             James T. Barry,
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

DATED:  MARCH 17, 2011                       By: /s/ Jeffrey P. Devaney
                                             --------------------------
                                             Jeffrey P. Devaney,
                                             Chief Financial Officer,
                                             Treasurer, and Secretary
                                             (Principal Financial and
                                             Accounting Officer)