Form 10-Q
period 2011-04-30
PASSUR Aerospace, Inc.
filed 2011-06-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


   {X}         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             NEW YORK                                     11-2208938
--------------------------------                      -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT       06901
-------------------------------------------------------    ----------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

================================================================================
--------------------------------------------------------------------------------

There were 7,145,140 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of June 3, 2011.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of April 30, 2011 (unaudited)          3
         and October 31, 2010.

         Consolidated Statements of Operations (unaudited)                     4
         Six months ended April 30, 2011 and 2010.

         Consolidated Statements of Operations (unaudited)                     5
         Three months ended April 30, 2011 and 2010.

         Consolidated Statements of Cash Flows (unaudited)                     6
         Six months ended April 30, 2011 and 2010.

         Notes to Consolidated Financial                                       7
         Statements (unaudited) - April 30, 2011.


Item 2.  Management's Discussion and Analysis of Financial                    15
         Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          22

Item 4.  Controls and Procedures.                                             22

PART II. OTHER INFORMATION                                                    22

Item 5.  Other Information.                                                   22

Item 6.  Exhibits.                                                            22

Signatures.                                                                   23

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 PASSUR Aerospace, Inc. and Subsidiary

                                     Consolidated Balance Sheets


                                                          APRIL 30,       October 31,
                                                            2011              2010
                                                       --------------   --------------
                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash                                                 $      178,083   $      107,069
   Accounts receivable, net                                  1,358,555        1,853,901
   Prepaid expenses and other current assets                   426,117          269,102
                                                        --------------   --------------
Total current assets                                         1,962,755        2,230,072

PASSUR(R) Network, net                                       6,755,803        7,300,902
Software development costs, net                              4,155,392        3,334,905
Property, plant and equipment, net                             163,886          158,737
Other assets                                                   152,396          254,030
                                                        --------------   --------------
TOTAL ASSETS                                            $   13,190,232   $   13,278,646
                                                        ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                     $      439,004   $      982,431
   Accrued expenses and other current liabilities              900,326          898,829
   Deferred revenue, current portion                         1,450,191        1,503,750
   Accrued interest - related party                            589,859          446,211
                                                        --------------   --------------
Total current liabilities                                    3,379,380        3,831,221

Deferred revenue, less current portion                         139,109          227,798
Notes payable - related party                               14,814,880       14,814,880
                                                        --------------   --------------
                                                            18,333,369       18,873,899
Commitment and contingencies

Stockholders' deficit:
   Preferred shares - authorized 5,000,000 shares,
    par value $.01 per share; none issued
    or outstanding                                                --               --
  Common shares - authorized 10,000,000 shares,
    par value $.01 per share; issued 5,427,948 in 2011
    and 5,387,948 in 2010                                       54,279           53,879
  Additional paid-in capital                                 4,778,867        4,758,816
   Accumulated deficit                                      (8,352,808)      (8,784,473)
                                                        --------------   --------------
                                                            (3,519,662)      (3,971,778)
   Treasury stock, at cost, 696,500 shares
      in 2011 and 2010                                      (1,623,475)      (1,623,475)
                                                        --------------   --------------
Total stockholders' deficit                                 (5,143,137)      (5,595,253)
                                                        --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $   13,190,232   $   13,278,646
                                                        ==============   ==============


See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Operations

                                  (Unaudited)




                                                                  SIX MONTHS ENDED APRIL 30,
                                                                     2011           2010
                                                                -------------  -------------
REVENUES                                                        $   6,875,087  $   4,726,615

COST AND EXPENSES:
  Cost of revenues                                                  2,974,282      2,052,932
  Research and development                                            151,475        143,287
  Selling, general, and administrative expenses                     2,617,537      1,884,280
                                                                -------------  -------------
                                                                    5,743,294      4,080,499
                                                                -------------  -------------

INCOME FROM OPERATIONS                                              1,131,793        646,116

Interest expense - related party                                      690,564        673,531
                                                                -------------  -------------
Income (loss) before income taxes                                     441,229        (27,415)
Provision for income taxes                                              9,563         20,232
                                                                -------------  -------------
NET INCOME (LOSS)                                               $     431,666  $     (47,647)
                                                                =============  =============

Net income (loss) per common share - basic                      $         .09  $        (.01)
                                                                =============  =============
Net income (loss) per common share - diluted                    $         .08  $        (.01)
                                                                =============  =============

Weighted average number of common shares outstanding - basic        4,700,509      4,479,901
                                                                =============  =============
Weighted average number of common shares outstanding - diluted      5,500,496      4,479,901
                                                                =============  =============

See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                 THREE MONTHS ENDED APRIL 30,
                                                                      2011           2010
                                                                --------------  --------------

REVENUES                                                        $    3,364,691  $    2,403,213

COST AND EXPENSES:
  Cost of revenues                                                   1,474,695       1,103,899
  Research and development                                              76,315          73,972
  Selling, general, and administrative expenses                      1,343,009         968,662
                                                                --------------  --------------
                                                                     2,894,019       2,146,533
                                                                --------------  --------------

INCOME FROM OPERATIONS                                                 470,672         256,680

Interest expense - related party                                       339,559         329,806
                                                                --------------  --------------
Income (loss) before income taxes                                      131,113         (73,126)
Provision for income taxes                                               9,563            --
                                                                --------------  --------------
NET INCOME (LOSS)                                               $      121,550  $      (73,126)
                                                                ==============  ==============

Net income (loss) per common share - basic                      $          .03  $         (.02)
                                                                ==============  ==============
Net income (loss) per common share - diluted                    $          .02  $         (.02)
                                                                ==============  ==============

Weighted average number of common shares outstanding - basic         4,709,875       4,546,448
                                                                ==============  ==============
Weighted average number of common shares outstanding - diluted       5,526,169       4,546,448
                                                                ==============  ==============

See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                                 SIX MONTHS ENDED APRIL 30,
                                                                    2011          2010
                                                               ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $    431,666   $     (47,647)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                  987,303         914,340
     Provision for (recovery of) doubtful accounts receivable        51,376          (5,065)
     Stock-based compensation expense                               141,169          46,763
     Changes in operating assets and liabilities:
       Accounts receivable                                          443,970          29,785
       Prepaid expenses and other current assets                   (157,015)       (303,683)
       Other assets                                                 101,634          57,005
       Accounts payable                                            (543,427)        406,315
       Accrued expenses and other current liabilities                 1,497          92,788
       Deferred revenue                                            (142,248)       (310,011)
       Accrued interest - related party                             143,648        (828,306)
                                                               ------------   -------------
Total adjustments                                                 1,027,907          99,931
                                                               ------------   -------------
Net cash provided by operating activities                         1,459,573          52,284

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                                  (130,737)       (683,739)
Software development costs                                       (1,090,714)       (513,980)
Property, plant and equipment                                       (46,390)        (80,749)
                                                               ------------   -------------
Net cash used in investing activities                            (1,267,841)     (1,278,468)
                                                               ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party                            --         1,000,000
Private placement expenditures                                     (145,718)           --
Proceeds from exercise of stock options                              25,000         106,888
                                                               ------------   -------------
Net cash (used in) provided by financing activities                (120,718)      1,106,888
                                                               ------------   -------------

Increase (decrease) in cash                                          71,014        (119,296)
Cash - beginning of period                                          107,069         250,626
                                                               ------------   -------------
Cash - end of period                                           $    178,083   $     131,330
                                                               ============   =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Interest - related party                                    $    546,916   $   1,501,837
   Income taxes                                                $      8,884   $      20,232

See accompanying notes to consolidated financial statements.

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2011

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2010, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2011, and its consolidated results of operations and cash flows for the six months ended April 30, 2011 and 2010.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through June 6, 2012.

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

The provision for doubtful accounts was $76,000 and $25,000 as of April 30, 2011 and October 31, 2010, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2011 are recoverable through anticipated future sales of such applicable products.

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

Additionally, on a recurring basis, the Company uses fair value measures when analyzing asset impairments. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on the undiscounted estimated future cash flows expected to result from the use of the asset, their carrying values will be reduced to estimated fair value.

NET INCOME (LOSS) PER SHARE INFORMATION

Basic net income (loss) per share is computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income (loss) per share are as follows:


                                                     FOR THE               FOR THE
                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     APRIL 30,            APRIL 30,
                                                 2011       2010        2011      2010
                                               --------- ---------- ---------- ----------

Basic weighted average shares outstanding      4,709,875  4,546,448  4,700,509  4,479,901
Effect of dilutive stock options                 816,294         --    799,987         --
                                               --------- ---------- ---------- ----------
Diluted weighted average shares outstanding    5,526,169  4,546,448  5,500,496  4,479,901
                                               ========= ========== ========== ==========

Weighted average shares which are not
  included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options                                   699,206   1,494,500   715,513   1,494,500
                                               ========= ========== ========== ==========



STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 (SFAS 123R, "Share-Based Payments") which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $71,000 and $141,000, and $27,000 and $47,000, for the three and six months ended April 30, 2011 and 2010, respectively, and was primarily included in selling, general, and administrative expenses.

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

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, used in part to fund the prior fiscal year's interest payment, increasing the principal balance to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal year 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert on October 31, 2010. The accrued interest balance on the notes was $590,000 as of April 30, 2011, resulting in a total of $15,405,000 due to Mr. Gilbert on April 30, 2011.

The loan principal was reduced by $10,000,000 to $4,815,000, and a new note was issued to Mr. Gilbert in the amount of $4,815,000, with a maturity date of November 1, 2014, as a result of the May 9, 2011 transactions described in "Note
4. Subsequent Events" below.

The Company has received a commitment from Mr. Gilbert, dated June 6, 2011, that if the Company, at any time, is unable to meet its obligations through June 6, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. As this commitment is for over one year as of April 30, 2011, the notes payable have been classified on the Company's balance sheet as a long-term liability. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

4. SUBSEQUENT EVENTS

On May 9, 2011, as a result of the transactions described below, the Company's outstanding notes payable to Mr. Gilbert were reduced by $10,000,000, and a new note payable was issued to Mr. Gilbert in the amount of $4,815,000.

On that date, the Company entered into securities purchase agreements to sell 1,044,644 shares of the Company's common stock, subject to trading restrictions, in a private placement financing with a select group of accredited investors, including certain members of the Board of Directors of the Company - 687,500 shares of restricted common stock were sold to non-affiliated investors at a price of $4.00 per share and 357,144 shares of restricted common stock were sold to three of the Company's Directors at a price of $4.20 per share, resulting in aggregate gross proceeds of $4,250,000.

In addition, on the same day, the Company entered into a debt conversion agreement with G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, pursuant to which the Company (1) repaid, from the private placement, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes held by Mr. Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note was issued to Mr. Gilbert equal to the remaining $4,815,000 principal balance of the existing notes following such conversion.

The new note bears a maturity date of November 1, 2014 and the annual interest rate is 9%, payable as follows: (i) interest at the annual rate of 6% will be payable in cash, and (ii) the remaining interest at the annual rate of 3% payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Interest payments will be made annually at October 31 of each year.

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

RESULTS OF OPERATIONS

REVENUES

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S.government.

The Company will continue to market the business intelligence, predictive analytics, and decision support product applications and solutions derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements. There were one hundred and fifty-four Company-owned PASSUR(R) Systems located at airports worldwide as of April 30, 2011. Redundant PASSUR(R) Systems have been installed at major customer locations.

Revenues increased by $961,000, or 40%, and $2,148,000, or 45%, to $3,365,000
and $6,875,000, for the three and six months ended April 30, 2011, respectively, as compared to the same periods in fiscal year 2010. New customer subscriptions and existing customer upgrades to the Company's suite of software applications accounted for 97% and 81% of these increases, and new customer engagements for professional services accounted for 3% and 19% of these increases for the three and six months ended April 30, 2011, respectively. Revenue for the quarter ended April 30, 2011 decreased $145,000 as compared to the first quarter of fiscal year 2011 primarily due to the completion of a professional service engagement in the first quarter.

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

Cost of revenues increased by $371,000, or 34%, and $921,000, or 45%, for the three and six months ended April 30, 2011, respectively, as compared to the same periods in fiscal year 2010. These increases consisted of payroll and related costs of $206,000 and $466,000 and consulting fees of $6,000 and $215,000, for the three and six months ended April 30, 2011, respectively, as well as increases in depreciation and amortization and communication costs. When the Company ships and installs its PASSUR(R) Network Systems there is a reduction in cost of revenues due to the fact that the labor related costs for these processes is capitalized, rather than expensed as a component of costs of revenue. Fewer systems were shipped and installed in the first six months of fiscal year 2011 than in the same period of the previous fiscal year, which resulted in a $283,000 and $501,000 increase in cost of revenue for the three and six months ended April 30, 2011, respectively, as these corresponding costs were capitalized in the prior fiscal year. The increase in cost of revenues for the three and six months ended April 30, 2011 described above, was partially offset by increases of $266,000 and $577,000 in the capitalization of software development costs during the three and six months ended April 30, 2011, respectively, as compared to the same periods in fiscal year 2010, as these labor costs are otherwise generally classified as cost of revenues due to the fact that the Company's software developers also perform subscription and maintenance-related duties. The Company employed five additional programmers, whose primary responsibilities are new software development, in the six months ended April 30, 2011, as compared to the same period in the prior fiscal year.

RESEARCH AND DEVELOPMENT

Research and development expenses were $76,000 and $151,000 for the three and six months ended April 30, 2011, respectively, as compared to $74,000 and $143,000 for the same periods in fiscal year 2010. The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during the six months ended April 30, 2011. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased by $374,000, or 39%, and $733,000, or 39%, for the three and six months ended April 30, 2011, respectively, as compared to the same periods in fiscal year 2010, primarily due to an increase in payroll and related costs.

INCOME FROM OPERATIONS

Revenues increased by $961,000 or 40%, and $2,148,000 or 45%, to $3,365,000 and
$6,875,000 for the three and six months ended April 30, 2011, respectively, as compared to the same periods in fiscal year 2010. Total costs and expenses increased by $747,000, or 35%, and $1,663,000, or 41%, to $2,894,000 and
$5,743,000 for the three and six months ended April 30, 2011, respectively, as compared to the same periods in fiscal year 2010. Income from operations increased by $214,000, or 83%, and $486,000, or 75%, to $471,000 and $1,132,000
for the three and six months ended April 30, 2011, respectively, as compared to the same periods in fiscal year 2010.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party was $340,000 and $691,000 for the three and six months ended April 30, 2011, respectively, as compared to $330,000 and $674,000 for the same periods in fiscal year 2010.

NET INCOME (LOSS)

The Company had net income of $122,000, or $.02 per diluted share, and $432,000, or $.08 per diluted share, for the three and six months ended April 30, 2011, respectively, as compared to a net loss of $73,000, or $.02 per diluted share, and $48,000, or $.01 per diluted share, respectively, for the same periods in fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $1,417,000 at April 30, 2011. The notes payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, were $14,815,000 at April 30, 2011, with a maturity of November 1, 2011.

On May 9, 2011, these notes payable were reduced by $10,000,000, and a new note payable was issued to Mr. Gilbert in the amount of $4,815,000, with a maturity of November 1, 2014, as a result of the transactions described in "Subsequent Events" below.

The Company's stockholders' deficit was $5,143,000 at April 30, 2011. The Company had net income of $432,000 for the six months ended April 30, 2011.

Management is addressing the Company's working capital and stockholders' deficiencies by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues. Additionally, if the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through June 6, 2012.

The Company has received a commitment from Mr. Gilbert, dated June 6, 2011, that if the Company, at any time, is unable to meet its obligations through June 6, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. As this commitment is for over one year as of April 30, 2011, the notes payable have been classified on the Company's balance sheet as a long-term liability. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The notes are secured by the Company's assets.

Net cash provided by operating activities was $1,460,000 for the six months ended April 30, 2011, and consisted of $1,180,000 non-cash items, primarily depreciation and amortization, $432,000 of net income, an increase in accrued interest-related party, and a decrease in accounts receivable due to the timing of customer invoicing. This increase in net cash provided by operating activities for the six months ended April 30, 2011 was partially offset by an increase in prepaid expenses and other current assets, primarily accrued revenue, as well as a decrease in accounts payable, primarily due to the timing of vendor invoice payments. Cash used in investing activities was $1,268,000 for the six months ended April 30, 2011, expended primarily for capitalized software development costs. Cash used in financing activities was $121,000 for the six months ended April 30, 2011, and consisted primarily of private placement financing expenditures.

The Company's revenue has increased as a result of its subscription-based revenue model for the three and six months ended April 30, 2011 as compared to the same periods in fiscal year 2010. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and changes in fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

SUBSEQUENT EVENTS

On May 9, 2011, as a result of the transactions described below, the Company's outstanding notes payable to Mr. Gilbert were reduced by $10,000,000, and a new note payable was issued to Mr. Gilbert in the amount of $4,815,000.

On that date, the Company entered into securities purchase agreements to sell 1,044,644 shares of the Company's common stock, subject to trading restrictions, in a private placement financing with a select group of accredited investors, including certain members of the Board of Directors of the Company - 687,500 shares of restricted common stock were sold to non-affiliated investors at a price of $4.00 per share and 357,144 shares of restricted common stock were sold to three of the Company's Directors at a price of $4.20 per share, resulting in aggregate gross proceeds of $4,250,000.

In addition, on the same day, the Company entered into a debt conversion agreement with G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, pursuant to which the Company (1) repaid, from the private placement, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes held by Mr. Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note was issued to Mr. Gilbert equal to the remaining $4,815,000 principal balance of the existing notes following such conversion.

The new note bears a maturity date of November 1, 2014 and the annual interest rate is 9%, payable as follows: (i) interest at the annual rate of 6% will be payable in cash, and (ii) the remaining interest at the annual rate of 3% payable at the option of the Company in cash or "paid in kind" and added to the principal of the note. Interest payments will be made annually at October 31 of each year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2011.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On June 6, 2011, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through June 6, 2012. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

10.1 Commitment of G.S. Beckwith Gilbert, dated June 6, 2011.

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

PASSUR AEROSPACE, INC.

DATED:  JUNE 14, 2011                              By: /s/ James T. Barry
                                                       ------------------
                                                       James T. Barry,
                                                       President and Chief
                                                       Executive Officer
                                                       (Principal Executive
                                                       Officer)

DATED:  JUNE 14, 2011                             By: /s/ Jeffrey P. Devaney
                                                      ----------------------
                                                      Jeffrey P. Devaney,
                                                      Chief Financial Officer,
                                                      Treasurer, and Secretary
                                                     (Principal Financial and
                                                      Accounting Officer)