Form 10-Q
period 2011-07-31
PASSUR Aerospace, Inc.
filed 2011-09-14
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2011

OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-7642

PASSUR AEROSPACE, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	11-2208938
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Landmark Square, Suite 1900, Stamford, Connecticut	06901
(Address of Principal Executive Office)	(Zip Code)

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

Yes [X]   No [_]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes [X]   No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_]   No [X]

There were 7,175,140 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of September 6, 2011.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

		Page

PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 31, 2011 (unaudited)	3
	and October 31, 2010.

	Consolidated Statements of Income (unaudited)	4
	Nine months ended July 31, 2011 and 2010.

	Consolidated Statements of Income (unaudited)	5
	Three months ended July 31, 2011 and 2010.

	Consolidated Statements of Cash Flows (unaudited)	6
	Nine months ended July 31, 2011 and 2010.

	Notes to Consolidated Financial	7
	Statements (unaudited) – July 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial	13
	Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II.	Other Information	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

Signatures.		19

PART I: Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	July 31,	October 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$180,402	$107,069
Accounts receivable, net	1,243,499	1,853,901
Prepaid expenses and other current assets	352,412	269,102
Total current assets	1,776,313	2,230,072

PASSUR ® Network, net	6,499,173	7,300,902
Software development costs, net	4,358,090	3,334,905
Property, plant and equipment, net	206,370	158,737
Other assets	223,201	254,030
Total assets	$13,063,147	$13,278,646

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$626,302	$982,431
Accrued expenses and other current liabilities	868,711	898,829
Deferred revenue, current portion	1,202,381	1,503,750
Accrued interest – related party	287,357	446,211
Total current liabilities	2,984,751	3,831,221

Deferred revenue, less current portion	211,581	227,798
Notes payable – related party	4,814,880	14,814,880
	8,011,212	18,873,899
Commitment and contingencies

Stockholders’ equity (deficit):
Preferred shares – authorized 5,000,000 shares, par value $.01
per share; none issued or outstanding	-	-
Common shares – authorized 10,000,000 shares, par value $.01
per share; issued 7,871,640 in 2011 and 5,387,948 in 2010	78,716	53,879
Additional paid-in capital	14,822,525	4,758,816
Accumulated deficit	(8,225,831)	(8,784,473)
	6,675,410	(3,971,778)
Treasury stock, at cost, 696,500 shares in 2011 and 2010	(1,623,475)	(1,623,475)
Total stockholders’ equity (deficit)	5,051,935	(5,595,253)
Total liabilities and stockholders’ equity (deficit)	$13,063,147	$13,278,646

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Nine months ended July 31,
	2011	2010

Revenues	$10,207,901	$7,497,503

Cost and expenses:
Cost of revenues	4,477,047	3,292,878
Research and development	327,012	218,842
Selling, general, and administrative expenses	4,004,265	2,915,477
	8,808,324	6,427,197

Income from operations	1,399,577	1,070,306

Interest expense – related party	823,807	1,016,573
Income before income taxes	575,770	53,733
Provision for income taxes	17,128	28,239
Net income	$558,642	$25,494

Net income per common share – basic	$.10	$.01
Net income per common share – diluted	$.09	$-

Weighted average number of common shares outstanding – basic	5,463,353	4,517,254
Weighted average number of common shares outstanding – diluted	6,262,776	5,374,299

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three months ended July 31,
	2011	2010

Revenues	$3,332,814	$2,770,888

Cost and expenses:
Cost of revenues	1,502,765	1,239,946
Research and development	175,537	75,555
Selling, general, and administrative expenses	1,386,728	1,031,197
	3,065,030	2,346,698

Income from operations	267,784	424,190

Interest expense – related party	133,243	343,042
Income before income taxes	134,541	81,148
Provision for income taxes	7,565	8,007
Net income	$126,976	$73,141

Net income per common share – basic	$.02	$.02
Net income per common share – diluted	$.02	$.01

Weighted average number of common shares outstanding – basic	6,945,036	4,590,741
Weighted average number of common shares outstanding – diluted	7,782,608	5,463,424

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2011	2010
Cash flows from operating activities
Net income	$558,642	$25,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,566,721	1,389,031
Provision for doubtful accounts receivable	55,010	6,935
Stock-based compensation expense	221,700	77,920
Changes in operating assets and liabilities:
Accounts receivable	555,392	(267,327)
Prepaid expenses and other current assets	(83,310)	(232,166)
Other assets	30,829	49,259
Accounts payable	(356,129)	390,426
Accrued expenses and other current liabilities	(30,118)	(403,696)
Deferred revenue	(317,586)	173,887
Accrued interest – related party	(158,854)	(485,264)
Total adjustments	1,483,655	699,005
Net cash provided by operating activities	2,042,297	724,499

Cash flows from investing activities
PASSUR® Network	(218,306)	(959,882)
Software development costs	(1,513,657)	(811,147)
Property, plant and equipment	(103,847)	(127,155)
Net cash used in investing activities	(1,835,810)	(1,898,184)

Cash flows from financing activities
Proceeds from stock issuance	4,250,000	-
Repayments of notes payable – related party	(4,250,000)	-
Proceeds from notes payable – related party	-	1,000,000
Private placement expenditures	(170,334)	-
Proceeds from exercise of stock options	37,180	182,933
Net cash (used in) provided by financing activities	(133,154)	1,182,933

Increase in cash	73,333	9,248
Cash – beginning of period	107,069	250,626
Cash – end of period	$180,402	$259,874

Supplemental cash flow information

Notes payable – related party; settled with stock	$5,750,000	$-

Cash paid during the period for:
Interest – related party	$982,661	$1,501,837
Income taxes	$11,449	$28,239

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

July 31, 2011

(Unaudited)

1. Nature of Business

PASSUR Aerospace, Inc. (the “Company”, “PASSUR®”, “we”, or “our”) is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company offers vertical expertise in the aviation market – providing data consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services for aviation operations worldwide.

The Company’s principal business is to provide business intelligence and predictive analytics solutions which save money, enhance operational efficiency, increase safety and security, and improve the passenger experience. These analytics are derived from the Company’s PASSUR® Proprietary Surveillance Network (the “PASSUR® Network”) of live flight information, updated every 4.6 seconds, and include decision support software, predictive analytics, and web-delivered collaborative decision solutions, enhanced by professional services provided by industry experts.

The Company serves most major airlines (including five of the top six North American airlines, as well as the top five hub and spoke airlines), approximately fifty airport customers (including twenty-three of the top thirty North American airports), and approximately two hundred corporate aviation customers, as well as the U.S. government, including the Federal Aviation Administration (“FAA”) and Transportation Security Administration (“TSA”).

The Company believes its predictive analytics save its customers costs annually by enabling preemptive decision-making and more effective operational planning. The PASSUR® System simultaneously scans, correlates, and pulls information from the Company’s PASSUR® Network together with multiple additional government and private databases.

The PASSUR® Network includes one hundred and fifty-five Company-owned PASSUR® Radar Systems, covering ninety-eight of the top one hundred North American airports. Other PASSUR®s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision-making.

The Company delivers these tools primarily on “web-dashboards,” – a single page or screen which aggregates many different sets of information into a simplified presentation of performance indicators and exception alerts to support quick decisions and information useful in predicting future situations. Almost all of the PASSUR® solutions have a live or real-time component, and most also include alerts, decision support, collaborative components, immediate playback or review, as well as analysis. The PASSUR® products are protected by multiple patents and patent pending applications.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2010, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at July 31, 2011, and its consolidated results of operations and cash flows for the nine months ended July 31, 2011 and 2010.

Management is addressing the Company’s working capital and stockholders’ deficiencies by aggressively marketing the Company’s PASSUR® Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. Additionally, if the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through September 6, 2012.

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

Revenue Recognition Policy

The Company follows the provisions of FASB ASC 985-605 (SOP 97-2, “Software Revenue Recognition”), as amended. ASC 985-605 delineates the accounting practices for software products, maintenance, support services, and professional services revenue. Under ASC 985-605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collection of the resulting receivable is probable. For arrangements involving multiple elements (e.g. maintenance, support, and other services), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value, or for products not being sold separately, the objective and verifiable fair value established by management.

The Company recognizes service and maintenance revenues on a straight-line basis over the service contract period. Revenues for data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer’s receipt of the data. The Company performs certain professional services for customers on a subscription basis that have stand-alone value. Such subscription-based professional services are recognized over the subscription period.

The Company recognizes license fee revenues on a straight-line basis over the term of the license agreement, which typically does not exceed five years.

The Company recognizes initial set-up fee revenues and associated costs on a straight-line basis over the estimated life of the customer relationship period, typically five years.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR® Network Systems, amortization of software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR® Network Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR® Network Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR® Network units added, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR® Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as “Capitalized Assets”, and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Accounts Receivable

The Company uses installment license and/or maintenance agreements as part of its standard business practice. The Company has a history of successfully collecting all amounts due under the original payment terms without making concessions. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. These account receivable balances include unearned revenue attributable to deferred subscription revenues, deferred maintenance revenues, and unamortized license fee revenues.

Accounts receivable balances also include initial set-up fees billed when the service is performed and revenues are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

The provision for doubtful accounts was $80,000 and $25,000 as of July 31, 2011 and October 31, 2010, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

PASSUR® Network

The PASSUR® Network includes PASSUR® Systems and the related software workstations used for the data derived from PASSUR® Systems, as well as costs pertaining to raw material, work-in-process, and finished goods components. PASSUR® Network installations include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR® Systems. PASSUR® Network assets which are not installed in the PASSUR® Network are carried at cost and no depreciation is recorded.

Capitalized Software Development Costs

The Company follows the provisions of FASB ASC 985-20 (SFAS 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.”) Capitalized software development costs are comprised of costs incurred to develop and significantly enhance software products to be sold or otherwise marketed. Once technological feasibility is established, and the software product is available for general release to the public, the Company begins to amortize such costs to cost of revenues.

Amortization of capitalized software costs is provided on a product-by-product basis based on the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product beginning at the point the product becomes available for general release, typically over five years. Costs incurred to improve and support products after they become available for general release are charged to expense as incurred. Costs incurred to enhance products are capitalized. The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2011 are recoverable through anticipated future sales of such applicable products.

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

Deferred Revenue

Deferred revenue includes advances received on subscription services and/or maintenance agreements, which are derived from the Company’s PASSUR® Network and which may be prepaid either annually or quarterly, as well as the unamortized portion of one-time payments received for license fees relating to Company software applications. Revenues from subscription and maintenance services are recognized as income ratably over the subscription and/or maintenance period that coincides with the respective agreement.

The Company recognizes license fee revenues on a straight-line basis over the term of the license agreement, which typically does not exceed five years.

The Company recognizes initial set up fee revenues and associated costs on a straight-line basis over the estimated life of the customer relationship period, typically five years.

Fair Value of Financial Instruments

The recorded amounts of the Company’s cash, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company’s related party debt is held by its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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

Net Income per Share Information

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2011	2010	2011	2010

Basic weighted average shares outstanding	6,945,036	4,590,741	5,463,353	4,517,254
Effect of dilutive stock options	837,572	872,683	799,423	857,045
Diluted weighted average shares outstanding	7,782,608	5,463,424	6,262,776	5,374,299

Weighted average shares which are not included in
the calculation of diluted net income per share
because their impact is anti-dilutive
Stock options	647,928	515,818	686,077	531,454

Stock-Based Compensation

The Company follows FASB ASC 718 (SFAS 123R, “Share-Based Payments”) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $81,000 and $222,000, and $31,000 and $78,000, for the three and nine months ended July 31, 2011 and 2010, respectively, and was primarily included in selling, general, and administrative expenses.

3. Notes Payable – Related Party

Effective November 1, 2008, the Company entered into an agreement, renewing and extending the term of the $13,815,000 notes payable due to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, from one year to three years with a maturity of November 1, 2011. Under the agreement, effective February 1, 2009 through October 31, 2011, the interest rate was increased from 4.5% to 9%, payable as follows: interest at the annual rate of 6%, payable in cash, and the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or “paid in kind” and added to the principal of the notes payable. Annual interest payments were due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the interest payment due to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of the notes payable due to Mr. Gilbert to $13,915,000 on October 31, 2009.

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, used in part to fund the prior fiscal year’s interest payment, increasing the principal balance of the notes payable to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal year 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing the loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert on October 31, 2010.

On May 9, 2011, as a result of the transactions described in Note 4, “Private Placement” below, the Company’s outstanding notes payable to Mr. Gilbert were reduced by $10,000,000, and a new note payable was issued to Mr. Gilbert in the amount of $4,815,000. The new note payable bears a maturity date of November 1, 2014 and the annual interest rate is 9%, payable as follows: interest at the annual rate of 6% will be payable in cash, and the remaining interest, at the annual rate of 3%, payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments will be made annually on October 31 of each year. On September 6, 2011, the Company entered into an amendment reducing the annual interest rate of the note payable, as described in Note 5, “Subsequent Event” below.

The accrued interest balance on the notes payable was $287,000 as of July 31, 2011, resulting in a total of $5,102,000 due to Mr. Gilbert on July 31, 2011.

The Company has received a commitment from Mr. Gilbert, dated September 6, 2011, that if the Company, at any time, is unable to meet its obligations through September 6, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

4. Private Placement

On May 9, 2011, the Company entered into securities purchase agreements to sell 1,044,644 shares of the Company’s common stock, subject to trading restrictions, in a private placement financing with a select group of accredited investors, including certain members of the Board of Directors of the Company - 687,500 shares of restricted common stock were sold to non-affiliated investors at a price of $4.00 per share and 357,144 shares of restricted common stock were sold to three of the Company’s Directors at a price of $4.20 per share, resulting in aggregate gross proceeds of $4,250,000.

In addition, on the same day, the Company entered into a debt conversion agreement with Mr. Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by Mr. Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to Mr. Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion.

The new note payable bears a maturity date of November 1, 2014 and the annual interest rate is 9%, payable as follows: (i) interest at the annual rate of 6% will be payable in cash, and (ii) the remaining interest at the annual rate of 3% payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments will be made annually on October 31 of each year. On September 6, 2011, the Company entered into an amendment reducing the annual interest rate of the note payable, as described in Note 5, “Subsequent Event” below.

5. Subsequent Event

On September 6, 2011, the Company entered into an amendment to the note payable, issued by the Company on May 9, 2011 to Mr. Gilbert. Pursuant to the terms of the amendment, the interest rate on the note payable was reduced from an annual rate of 9% to an annual rate of 6%, and the Company’s option to pay interest at the annual rate of 3% in cash or “paid in kind” was discontinued. As of September 6, 2011, the note payable bears interest at an annual rate of 6%, payable in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and "Liquidity and Capital Resources", below) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties related to the ability of the Company to sell PASSUR® Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the continued war on terrorism, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company’s business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; (3) its ability to secure future financing; and (4) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Description of Business

PASSUR Aerospace, Inc. is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company offers vertical expertise in the aviation market – providing data consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services for aviation operations worldwide.

The Company’s principal business is to provide business intelligence and predictive analytics solutions which save money, enhance operational efficiency, increase safety and security, and improve the passenger experience. These analytics are derived from the Company’s PASSUR® Proprietary Surveillance Network (the “PASSUR® Network”) of live flight information, updated every 4.6 seconds, and include decision support software, predictive analytics, and web-delivered collaborative decision solutions, enhanced by professional services provided by industry experts.

The Company serves most major airlines (including five of the top six North American airlines, as well as the top five hub and spoke airlines), approximately fifty airport customers (including twenty-three of the top thirty North American airports), and approximately two hundred corporate aviation customers, as well as the U.S. government, including the FAA and TSA.

The Company believes its predictive analytics save its customers money annually by enabling preemptive decision making and more effective operational planning. The PASSUR® System simultaneously scans, correlates, and pulls information from the Company’s PASSUR® Network together with multiple additional government and private databases.

The PASSUR® Network includes one hundred and fifty-five Company-owned PASSUR® Radar Systems, covering ninety-eight of the top one hundred North American airports. Other PASSUR®s are located in Europe and Asia. Flight tracks are updated every 4.6 seconds, thereby providing a system which is user-friendly and useful for decision-making.

The Company delivers these tools primarily on “web-dashboards,” – a single page or screen which aggregates many different sets of information into a simplified presentation of performance indicators and exception alerts to support quick decisions and information useful in predicting future situations. Almost all of the PASSUR® solutions have a live or real-time component, and most also include alerts, decision support, collaborative components, immediate playback or review, as well as analysis. The PASSUR® products are protected by multiple patents and patent pending applications.

Results of Operations

Revenues

The Company’s business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S. government.

The Company will continue to market the business intelligence, predictive analytics, and decision support product applications and solutions derived from the PASSUR® Network. Such efforts include the continued development of new products, professional services, and existing product enhancements. There were one hundred and fifty-five Company-owned PASSUR® Systems located at airports worldwide as of July 31, 2011. Redundant PASSUR® Systems have been installed at major customer locations.

Revenues increased by $562,000, or 20%, and $2,710,000, or 36%, to $3,333,000 and $10,208,000, for the three and nine months ended July 31, 2011, respectively, as compared to the same periods in fiscal year 2010. New customer subscriptions and existing customer upgrades to the Company’s suite of software applications accounted for this increase, partially offset by an 11% reduction for professional services engagements, for the three months ended July 31, 2011. New customer subscriptions and existing customer upgrades to the Company’s suite of software applications and new customer engagements for professional services accounted for 87% and 13% of this increase, respectively, for the nine months ended July 31, 2011.

The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers’ needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR® Network Systems, amortization of software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR® Network Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR® Network Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR® Network units added to the Network, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR® Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as “Capitalized Assets”, and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Cost of revenues increased by $263,000, or 21%, and $1,184,000, or 36%, for the three and nine months ended July 31, 2011, respectively, as compared to the same periods in fiscal year 2010. These increases consisted of payroll and related costs of $32,000 and $475,000, depreciation and amortization of $130,000 and $235,000, as well as an increase in communication costs for the three and nine months ended July 31, 2011, respectively, and an increase in consulting fees for the nine months ended July 31, 2011, as compared to the same period in fiscal year 2010.

When the Company ships and installs its PASSUR® Network Systems there is a reduction in cost of revenues due to the fact that the labor related costs for these processes are capitalized, rather than expensed as a component of costs of revenue. Fewer systems were shipped and installed in the first nine months of fiscal year 2011 than in the same period of the previous fiscal year, which resulted in a $178,000 and $679,000 increase in cost of revenues for the three and nine months ended July 31, 2011, respectively, as the capitalized costs were lower in the current period. The increase in cost of revenues for the three and nine months ended July 31, 2011 described above, was partially offset by increases of $128,000 and $714,000 in the capitalization of software development costs during the three and nine months ended July 31, 2011, respectively, as compared to the same periods in fiscal year 2010, due to the hiring of four additional programmers.

Research and Development

Research and development expenses increased by $100,000, or 132%, and $108,000, or 49%, for the three and nine months ended July 31, 2011, respectively, as compared to the same periods in fiscal year 2010. During the quarter ended July 31, 2011, the Company increased its investment in research and development in a substantial software product using employees that ordinarily perform work that would be capitalized as part of software development costs, and therefore these increases consisted primarily of payroll and related costs. The Company’s research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support the existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during the nine months ended July 31, 2011. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $356,000, or 34%, and $1,089,000, or 37%, for the three and nine months ended July 31, 2011, respectively, as compared to the same periods in fiscal year 2010, primarily due to an increase in payroll and related costs.

Income from Operations

Revenues increased by $562,000 or 20%, and $2,710,000 or 36%, to $3,333,000 and $10,208,000 for the three and nine months ended July 31, 2011, respectively, as compared to the same periods in fiscal year 2010. Total costs and expenses increased by $718,000, or 31%, and $2,381,000, or 37%, to $3,065,000 and $8,808,000 for the three and nine months ended July 31, 2011, respectively, as compared to the same periods in fiscal year 2010. Income from operations decreased by $156,000, or 37%, to $268,000 for the three months ended July 31, 2011, as compared to the same period in fiscal year 2010, primarily due to the hiring of six additional employees, as well as an increase of $100,000 in research and development. Income from operations increased $329,000, or 31%, to $1,400,000 for the nine months ended July 31, 2011, as compared to the same period in fiscal year 2010.

Interest Expense – Related Party

Interest expense – related party was $133,000 and $824,000 for the three and nine months ended July 31, 2011, respectively, as compared to $343,000 and $1,017,000 for the same periods in fiscal year 2010. On May 9, 2011, the Company entered into a transaction that reduced its outstanding notes payable to Mr. Gilbert by $10,000,000 and this resulted in a reduction of interest expense of $210,000 and $193,000 respectively, for the three and nine months ended July 31, 2011 as compared to the same periods in fiscal year 2010.

On September 6, 2011, the interest rate on the note payable to Mr. Gilbert was reduced from an annual rate of 9% to an annual rate of 6%, and the Company’s option to pay interest at the annual rate of 3% in cash or “paid in kind” was discontinued, as a result of the transaction described in Note 5, “Subsequent Event” above.

Net Income

The Company had net income of $127,000, or $.02 per diluted share, and $559,000, or $.09 per diluted share, for the three and nine months ended July 31, 2011, respectively, as compared to net income of $73,000, or $.01 per diluted share, and $25,000, or $.00 per diluted share, respectively, for the same periods in fiscal year 2010.

Liquidity and Capital Resources

The Company’s current liabilities exceeded current assets by $1,208,000 at July 31, 2011. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $4,815,000 at July 31, 2011, with a maturity of November 1, 2014.

The Company’s stockholders’ equity was $5,052,000 at July 31, 2011. The Company had net income of $559,000 for the nine months ended July 31, 2011.

Management is addressing the Company’s working capital deficiency by aggressively marketing the Company’s PASSUR® Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. Additionally, if the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through September 6, 2012.

The Company has received a commitment from Mr. Gilbert, dated September 6, 2011, that if the Company, at any time, is unable to meet its obligations through September 6, 2012, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

Net cash provided by operating activities was $2,042,000 for the nine months ended July 31, 2011, and consisted of $1,843,000 non-cash items, primarily depreciation and amortization, $559,000 of net income, and a decrease in accounts receivable, due to the timing of customer invoicing, partially offset by a decrease in accounts payable, primarily due to the timing of vendor invoice payments, as well as decreases in deferred revenue and accrued interest – related party, as well as an increase in prepaid expenses and other current assets. Cash used in investing activities was $1,836,000 for the nine months ended July 31, 2011, expended primarily for capitalized software development costs. Cash used in financing activities was $133,000 for the nine months ended July 31, 2011, and consisted of $4,250,000 repayments of notes payable – related party and private placement expenditures, offset by $4,250,000 proceeds from stock issuance and proceeds from the exercise of stock options.

The Company’s revenue has increased as a result of its subscription-based revenue model for the three and nine months ended July 31, 2011 as compared to the same periods in fiscal year 2010. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and changes in fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from PASSUR® Network Systems as well as in its professional services remains strong, and the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company’s business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 5. Other Information.

On September 6, 2011, the Company’s significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through September 6, 2012. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6. Exhibits.

10.1	Commitment of G.S. Beckwith Gilbert, dated September 6, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: September 14, 2011	By:	/s/ James T. Barry James T. Barry, President and Chief Executive Officer (Principal Executive Officer)

Dated: September 14, 2011	By:	/s/ Jeffrey P. Devajney Jeffrey P. Devaney, Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)