Form 10-K
period 2011-07-31
PASSUR Aerospace, Inc.
filed 2012-01-13
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2011

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

Registrant’s telephone number, including area code: 203-622-4086

Securities registered pursuant to

Section 12(b) of the Act: None

Securities registered pursuant to

Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2011 was $4,599,000

The number of shares of common stock, $0.01 par value,

outstanding as of January 4, 2012 was 7,175,140

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2011, are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statements

The consolidated financial information provided in this Annual Report on Form 10-K (including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and "Liquidity and Capital Resources", below) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the uncertainties related to the ability of the Company to sell PASSUR® Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the continued war on terrorism, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company’s business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; (3) its ability to secure future financing; and (4) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Readers are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K.

PART I

Item 1. Business

Company Background

PASSUR Aerospace, Inc. (the “Company”, “PASSUR®”, “we”, or “our”) is a New York corporation founded in 1967. The Company conducts its business in the United States, Canada, Europe, and Asia. The Company’s principal offices are located at One Landmark Square, Stamford, Connecticut, 06901 and 35 Orville Drive, Bohemia, New York, 11716.

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

The Company’s principal business is to provide its customers business intelligence and predictive analytics solutions which improve financial performance, enhance operational efficiency, increase safety and security, and improve the passenger experience. These analytics are derived from the Company’s PASSUR® Proprietary Surveillance Network (the “PASSUR® Network”) of live flight information, updated from 1 to 4.6 seconds and include decision support software, predictive analytics, and web-delivered collaborative decision solutions, enhanced by professional services provided by industry experts.

The Company serves most major airlines (including six of the top eight North American airlines, as well as the top five hub and spoke airlines), approximately sixty airport customers (including twenty-three of the top thirty North American airports), and more than two-hundred corporate aviation customers, as well as the U.S. government, including the Federal Aviation Administration (“FAA”) and Transportation Security Administration (“TSA”).

The Company believes its predictive analytics save its customers substantial costs annually by enabling preemptive decision making and more effective operational planning. The PASSUR® System simultaneously scans, correlates, and pulls information from the Company’s PASSUR® Network together with multiple additional government and private databases.

The PASSUR® Network has one hundred and fifty-five Company-owned PASSUR® Radar Systems, covering ninety-eight of the top one hundred North American airports. Other PASSUR®s are located in Europe and Asia. Flight tracks are updated between 1 and 4.6 seconds, thereby providing a system which is user-friendly and useful for decision-making.

The Company delivers these tools primarily on “web-dashboards” – a single page or screen which aggregates many different sets of information into a simplified presentation of performance indicators and exception alerts to support quick, informed, and proactive decisions with reduced need for human processing and calculation. Almost all of the PASSUR® solutions have a live or real-time component, and most also include alerts, decision support, collaborative components, immediate playback or review, as well as analysis. The PASSUR® products are protected by multiple patents and patent pending applications.

PASSUR® Core Capabilities

Integrated Surveillance Network

The Company operates what we believe to be the largest and most extensive private aircraft and airspace passive surveillance networks in the world. The Network Integrates additional key surveillance sources, to include (ADS-B, ASDE-X, Mode S, en Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources). The PASSUR® Network creates a direct data feed of critical flight and airspace behavior and conditions, an essential precursor resource for predictive analytics, real-time decision support, and performance analysis tools.

Integrated Aviation Database

All the surveillance data acquired by the PASSUR® Network is integrated and correlated into specialized databases to support predictive, real-time, and post operational requirements. PASSUR® databases consolidate multiple overlapping data sets to ensure completeness, accuracy, fulfillment of specific operational requirements, and the normalization of data for a single-source authoritative record of operational performance. The data processed in these master data repositories supports the key capabilities and attributes of the PASSUR® software.

Predictive Analytics

PASSUR® decision support solutions are supported by predictive analytics algorithms, which use extensive historical data mining and pattern recognition to predict specific and detailed operating conditions, as well as dynamic predictions based on the extrapolations of real-time surveillance data. PASSUR® predictive analytics are built on several core capabilities:

•    Real-time surveillance from the PASSUR® Network gives the necessary breadth and granularity of data to support detailed scenario building and pattern recognition. Includes “fast-time simulation” of the airport surface and terminal area operation, applying the necessary decisions and constraints that controllers will have to apply in managing the traffic, addressing the highly nonlinear and non-stationary nature of the airport operating environment.

•    Archiving and accessing years of historical data in real-time; the detailed, granular data acquired by the PASSUR® Network, supplemented by many other data sources collected within the integrated aviation database, is stored and correlated, providing the large sample sizes required to accurately model future performance based on past performance under similar or identical conditions.

Decision Support Dashboards, KPIs, and Management by Exception

Many PASSUR® solutions are delivered in “dashboard” format, simplifying and condensing extensive amounts of information into the most relevant operational and business metrics, thereby presenting them in a manner that supports immediate performance assessment and actionable decisions. PASSUR® solutions are designed so that users are alerted in real-time to specific conditions and required action only when operations reach certain user-defined thresholds, thereby preventing information overload.

Collaborative Capabilities

Many PASSUR® solutions include a collaborative layer; tools which allow for instant information sharing, coordination of effort, and a common operating picture across a wide range of users in the aviation community.

Professional Services

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

Specific Products and Services

The Company offers a wide array of products and services, including:

Collaborative Web Solutions:

These solutions provide instant access to critical information within and between organizations, and offer capabilities designed to facilitate communication and coordinated action from common situational awareness. These organizations form the foundation of the PASSUR® Customer Network.

a.	PASSUR® OPSnet™, patent pending, is an internet-based application designed to improve airport/airline/Air Navigation Service Provider coordination through instant communication, information sharing, and collaborative decision making among all parties during all weather conditions, and especially during costly disruptions caused by weather, congestion, security events, and emergencies.
b.	PASSUR® Departure Metering, patented and patents pending, is a collaborative software platform incorporating a number of related business practices, used for managing departure demand in a Virtual Queue (“VQueue™”) in order to reduce fuel burn and on-board tarmac delays.
c.	PASSUR® Field Condition Reporting (“FCR”), patent pending, provides accurate airport field conditions to operators, helping to improve operational efficiency and safety of flight. PASSUR® FCR electronic Notice to Airmen (“NOTAM”) integration module creates a seamless link to the FAA’s Flight Services NOTAM’s office, allowing airport customers to file their NOTAM’s electronically directly from the FCR page, creating a single point of entry and distribution - in the form of onscreen updates and e-mail alerts – for all NOTAM and non-NOTAM information.
d.	PASSUR® Tarmac Delay Module™, patent pending, provides alert, communication, and coordination tools to manage aircraft experiencing extended delays on the ground.
e.	PASSUR® Corporate Portal™, patent pending, provides a single platform from which information about critical elements of a corporate flight can be reviewed, managed, and shared among key players.

Application Software Services:

a.	PASSUR® Integrated Traffic Management (“PITM”) modules, are integrated solutions designed to increase the efficiency, predictability, safety, and cost effectiveness of airport/airline air and surface operations. PITM is a web-hosted integrated platform that addresses key constraints through the entire lifecycle of the flight, to address fuel costs and emissions, schedule integrity, and the passenger experience. It consolidates many different PASSUR® capabilities onto a single platform including:
	1.	ATC Portal™, patented with other patents pending, is an outcomes-based airspace efficiency program that enables airlines to determine, in real-time, the most effective airport arrival and departure rates based on a variety of current and historical operational factors, using onscreen alerts, trend analysis, and decision support tools.

	2.	ATC Portal Predictive™, patented and other patents pending, is a module of ATC Portal™, which provides an 8-hour look ahead at the demand and capacity within an airspace operational environment, providing advance alerts and decision support to enable proactive prevention of diversions and changes in airspace management to increase arrival rates.
	3.	PASSUR® Surface Management, patented and patents pending, is a comprehensive solution that provides decision support, predictive analytics, collaborative processes, and overall business process improvement. PASSUR® Surface Management is part of the extended PASSUR® surveillance and decision support capability, en route and in the terminal, creating a true gate-to-gate solution.
	4.	Diversion Portal, patent pending, provides tracking and timely information on aircraft holding anywhere in the system from a single screen. When diversions are likely, on screen alerts give dispatchers the time and information they need to prevent unwarranted diversions, swap low and high value flights in holding stacks, and divert flights early to minimize hold time and fuel burn, as well as enhance the customer experience.
	5.	PASSUR® Web Tracker, patented and patent pending, a visual flight tracking program that integrates en route terminal and surface flight tracks onto a single seamless platform for gate to gate flight visualization.
	6.	PASSUR® Portal™, patent pending, provides a dashboard of real-time flight and airport information, and instant two-way communications.
	7.	PASSUR® System Metrics, patent pending, a dashboard of live surface and terminal airspace metrics to measure performance, identify capacity constraints and opportunities.
	8.	PASSUR® Pulse™ Operations, patented with other patents pending, provides web-based access to the PASSUR® database of operational information for activity reporting and performance analysis.
b.	PASSUR® Pulse™ Revenue, patented with other patents pending, and which includes the Pulse Revenue AODB data feed, provides detailed, accurate landing reports for airlines, airports, and FBOs, creating maximum revenue efficiency, as well as transparency and equity in the distribution of landing fees among airport users.
c.	PASSUR® Pulse Audit™, patented with other patents pending, includes key modules that give airports access to the most complete, accurate, and timely activity reports of arrivals and departures, based on the PASSUR® radar record and integrated database of flight information, including detailed owner/operator information, maximum certified weights by tail number, seat configurations, runway utilization, dwell times, and other details in aggregate and by individual flight.
d.	PASSUR® Pulse Proactive Billing™, patented with other patents pending, allows airlines to log onto a secure website to view and download their landing fee reports, automatically generated by the PASSUR® database of flight information. The program is hosted by the Company and managed through online tools by the airport, including detailed reporting and invoicing tools, automatic aircraft weight calculations, and detailed owner/operator and aircraft information by flight.
e.	PASSUR® RapidResponse™, patented with other patents pending, provides the ability to immediately replay flight events with a high level of precision, specificity, and detail, thereby enabling customers to improve the safety of operations. Real-time situational awareness and immediate replay enable RapidResponse™ customers to be fully informed and proactive in responding to emergencies.
f.	Fuel Portal™, patent pending, provides customers with improved methods to price and increase fuel sales through data and analytics of aircraft fuel requirements.
g.	Corporate Portal™, patent pending, provides a single platform from which information about critical elements of a corporate flight can be reviewed, managed, and shared among key players.
h.	AirportMonitor™, patented, is a web-based application that provides the communities surrounding an airport with live flight tracking and information as part of the airport’s public relations, community outreach, and noise mitigation programs.
i.	PASSUR® inSight™, patent pending, the next generation product for PASSUR® FlightPerform™, is a takeoff-to-landing, web-based tool that provides PASSUR® terminal area information on a national flight tracking platform. PASSUR® inSight™ is packaged with other PASSUR® web-based applications to provide a premium flight tracking “airspace visualization” capability.

Flight Data Products

a.	RightETA™, patent pending, provides estimated time of arrival (“ETA”) and flight status feeds for real-time airline schedule management, airport flight information display systems (“FIDS”), gate and baggage information display systems (“GIDS” and “BIDS”), and activity reports for operational analysis.
b.	FlightSure™, patent pending, provides information and software for integrated aircraft noise operation monitoring systems (“NOMS”).
c.	Pulse Revenue™ Data Feed, patented with other patents pending, provides the data source for calculating landing fee reports and invoices in airport statistical and/or revenue management systems.

The Company believes its products help its aviation customers to:

(1) Improve bottom line financial performance;

(2) Improve operational efficiency and effectiveness;

(3) Increase safety and security; and

(4) Improve the passenger experience.

Through the deployment of PASSUR® solutions and services, the Company believes that its customers are realizing significant and measureable results in these areas.

The Company believes its business opportunities come from addressing the following specific problem areas in the aviation industry:

1.	The aviation industry’s need for a standardized information technology platform for accessing information. The business community has come to expect a sophisticated delivery of rich information in other pace-setting industries such as banking, news, and health care. In aviation, valuable information exists, but is compartmentalized among its various constituencies, including government air traffic regulators, airlines, airports, FBOs, corporate aviation departments, and passengers. As such, any aviation-related organization must contend with multiple conflicting sources of information (often within the same organization), or a lack of access to the information at all. The Company’s business opportunities arise from its ability to market in a real-time user-friendly way otherwise hard-to-access or compartmentalized information through the unique PASSUR® integrated database of flight and airspace data. The Company believes the information provided by this database is unique, and makes available a standardized, comprehensive data set, accessible to all aviation constituencies.

2.	The need for standardized protocols and industry best practices, which can provide an information platform to share those protocols collaboratively in real-time among all stakeholders to manage the more complex and expensive problems in the aviation industry. There are a number of identifiable aviation conditions that are best addressed through tested, proven, operational protocols. PASSUR® provides a platform with real-time access not otherwise available for the collaborative implementation of those protocols by key partners in aviation operations. These conditions include winter de-icing operations, summer thunderstorms, air traffic delays, security alerts, runway closure, aviation incidents, and accidents. The Company’s web-based protocols, which codify and enhance practices developed by many leading experts in the industry, are communicated to, and shared with, multiple parties through PASSUR®’s collaborative solutions, in order to provide cost reductions and improved customer service.

3.	The need for an outcomes-based solutions database, which would help aviation organizations determine the most appropriate and effective actions in real-time. The Company believes the aviation industry does not have another outcomes-based, historical database which, when accessed, would allow users to take effective actions in real-time that are appropriate for the exact conditions being experienced. The PASSUR® outcomes database allows users to immediately determine the right actions at the right time, based on actual historical performance and outcomes, to help to ensure that the most effective solution is implemented. The outcomes database helps to standardize and institutionalize aviation organizations’ response to air traffic control (“ATC”) conditions, scenarios, and problems which recur constantly in the operating environment, thereby eliminating the improvisatory and anecdotal character of today’s airline-ATC interaction which causes significant unnecessary costs. For example, if an airport has a weather system moving through, the PASSUR® outcomes database will provide information in real-time to the user about the optimal configuration of the airport to maximize arrivals and departures – based on how the airport has performed under the same weather conditions over the previous weeks, months, or years.

4.	The need for more specialized aviation expertise to help assimilate, analyze, and implement aviation information solutions in real-time. Even with the best information solutions, aviation organizations often require expertise to help implement these solutions in real-time in their everyday operating environment. The PASSUR® Professional Services Program provides experts who are specialists in their respective fields, and have decades of relevant experience, who assist aviation organizations in a variety of fields, including air traffic management at an airline or landing fee management at an airport.

5.	The need for more predictive analytics usable in real-time. A critical growth area for the industry will come from the ability to predict outcomes. PASSUR® tools provide a “look ahead” capability, which delivers more significant savings by enabling proactive real-time, rather than reactive, decision making in areas of major financial impact such as diversions, ground delay programs, fuel planning, departure sequencing, and optimization of the national airspace.

The Company currently has the exclusive license rights to use thirteen patents in the United States and various foreign countries, relating to the Company’s PASSUR® System and related technologies. The licensed patents expire in various years through 2013. The Company does not anticipate any impact on its business due to the expiration of these license rights.

The Company currently owns twelve issued patents, and twenty additional patents are pending with the United States Patent Office. The issued patents expire in various years through 2027.

The Company also owns a federal trademark registration in the mark PASSUR® for use with both the PASSUR® hardware system installation and the software products which use the data derived from the PASSUR® Network and other sources.

How PASSUR Aerospace, Inc. Generates Revenue

The Company’s revenues are generated by selling: (1) subscription-based real-time decision and solutions information as well as software products; (2) professional services; and (3) annual maintenance contracts for PASSUR® Radar Systems. Under the subscription model, the customer signs, at a minimum, a one-year contract for access to the information services. The agreement also provides that the information from the PASSUR® Network cannot be resold, used by others, or used for unauthorized purposes.

Distribution Method

The Company’s direct sales force sells its products.

Competition

The PASSUR® applications and products are, to the best of the Company’s knowledge, relatively unique; however there are other forms of flight tracking and aviation business intelligence products. Depending on the end use of the Company’s products, the Company's primary competitors include Sabre Systems, Inc., Airbus Industries, Lockeed Martin Corporation, and SITA. The Company also sells certain data solutions through systems integrators, including Bruel & Kjaer and ITT Corporation, some of whom may also sell products that are competitive with those offered by the Company. Most of these companies have larger sales forces and greater financial resources than the Company.

Source of Materials

The Company obtains its components from distributors and manufacturers throughout the United States. The Company has multiple sources in which to obtain a majority of its components.

Dependence on Certain Customers

Two customers accounted for 32% and 23% of total revenues for fiscal years 2011 and 2010, respectively. One customer, a U.S. government agency, accounted for 21% of total revenues, or $2,843,000, and one customer accounted for 11% of total revenues, or $1,500,000, for fiscal year 2011. American Airlines accounted for 12% of total revenues, or $1,313,000, and one customer accounted for 11% of total revenues, or $1,191,000, for fiscal year 2010. There were no significant past due accounts receivable balances for these customers as of the fiscal year ended October 31, 2011.

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision. The pre-petition receivable from American Airlines is less that the provision of doubtful accounts as of October 31, 2011.

Research and Development

The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products. These expenses amounted to $404,000 and $291,000 in fiscal years 2011 and 2010, respectively.

Environmental Costs

The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

Employees

The Company employed thirty-seven employees, of which thirty-four were full time, including eight officers, as of October 31, 2011. None of our employees are subject to any collective bargaining agreements.

Item 1A. Risk Factors

The Company, more than five years ago, incurred operating losses and negative cash flows from operations.

The Company was profitable for the current and previous five fiscal years. The Company had net income of $2,634,000 and $21,000 for fiscal years ended October 31, 2011 and 2010, respectively. The Company’s accumulated deficit was $6,151,000 as of October 31, 2011. The Company’s ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, as well as to control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company is profitable but may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 4, 2013. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

The Company’s success is dependent on the aviation industry. If the Company does not execute its business plan, or if the market for its services fails to develop due to economic and other factors affecting the aviation industry, the Company’s results of operations and financial results could be adversely affected.

The Company’s revenues are solely derived from the aviation industry. The Company’s future revenues and results of operations are dependent on its continued execution of its subscription-based revenue strategy and development of new software solutions and applications for the aviation industry. Due to economic and other factors affecting the aviation industry, there is no assurance that the Company will be able to continue to report growth in its subscription-based business or sustain its current subscription business. If the Company is unable to sustain and/or increase its levels of revenues, and if it is not successful in reducing costs, its cash requirements may increase and results of operations will be adversely affected.

Additionally, the aviation industry has been impacted by budgetary constraints, as well as airline bankruptcies and consolidations due to the downturn in the current economy, changes in fuel costs, the terrorist events of September 11, 2001, and the continued war on terrorism. The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks, or fear of such attacks, even if not made directly, would negatively affect the airline industry (through, for example, increased security, insurance, and other costs, and lost revenue from increased ticket refunds and decreased ticket sales), which would, in turn, negatively affect the Company.

The aviation industry is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company’s current revenues are derived from either airport, airline, or related businesses, continued increased regulations of the aviation industry, or a continued downturn in the aviation industry’s economic situation, could have a material adverse effect on the Company.

Reliance on the Company’s quarterly operating results as an indication of future results is inappropriate due to potential significant fluctuations.

The Company’s future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

•	Delays and/or decreases in the signing and invoicing of new contracts;
•	The length of time needed to initiate and complete customer contracts;
•	The introduction and market acceptance of new and enhanced products and services;
•	The costs associated with providing existing and new products and services;
•	Economic conditions and the impact on the aviation industry of the terrorist events of September 11, 2001 and the continued war on terrorism; and
•	The potential of future terrorist acts against the aviation industry and the adverse effects of any further terrorist attacks or other international hostilities.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods, results of operations may be below those expected based upon previous performance.

The Company may be unable to raise additional funds to meet operating capital requirements in the future.

While the Company’s operations were cash flow positive for the fiscal years ended October 31, 2011 and 2010, the Company had an accumulated deficit of $6,151,000 as of October 31, 2011. The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 4, 2013. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.

The Company has significant cash requirements, which are expected to continue in the future. The Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds, in some cases, may be beyond the scope and normal operating requirements for which the Company has a commitment from its significant shareholder and Chairman and therefore, may not be approved and/or funded. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: (1) terminating or eliminating certain operating activities; (2) terminating personnel; (3) eliminating marketing activities; and/or (4) eliminating research and development programs. If any of the aforementioned occurs, the Company’s ability to expand could become adversely affected.

A limited number of customer contracts accounts for a high percentage of the Company’s revenues, and the inability to replace a key customer contract could adversely affect its results of operations, business, and financial condition.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The top Company’s five customers accounted for 53% of its revenue in fiscal year 2011. The Company’s business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced bankruptcies and consolidations recently. Bankruptcy filings or consolidations by our existing customers may adversely affect our ability to continue such services and collect payments due to the Company by such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results, and cash flow.

The software business for the aviation industry is highly competitive, and failure to adapt to the changing industry needs could adversely affect our results of operations, business, and financial condition.

The industry in which we compete is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. We compete with many established companies in the industry we serve, and some of these companies may have substantially greater financial, marketing, and technology resources, larger distribution capabilities, earlier access to potential customers, and greater opportunities to address customers’ various information technology requirements. As the aviation industry seeks to be more cost effective, product pricing becomes increasingly important for our customers. As a result, we may experience increased competition from certain low-priced competitors. We continue to develop new products, professional services, and existing product enhancements, but may still be unsuccessful in meeting the needs of our industry in light of other alternatives available in the market. In addition, the pricing of new products, professional services, and existing product enhancements may be above what is required by the market place. Should the Company’s investment in capitalized software development costs become impaired, there would be a negative impact on the Company’s profitability. Our inability to bring new products, professional services, and existing product enhancements to the market in a timely manner, or the failure to achieve industry acceptance, could adversely affect our business, financial condition, operating results, and cash flow.

The Company depends upon certain key personnel and may not be able to retain these employees.

The Company’s future performance depends on the continued services of its key sales, technical, and engineering personnel. The Company continues to depend on the efforts of a limited number of key personnel. The employment of any of the Company’s key personnel could cease at any time, which could have an adverse affect on our business.

The PASSUR® Network could experience disruptions, which could affect the delivery of data.

The Company’s network infrastructure is maintained and hosted by AT&T through an existing frame-relay and MPLS network. If AT&T experiences system failures, or fails to adequately maintain the frame-relay and MPLS network, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company’s network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks, or other problems caused by third parties, could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

The Company may be subject to new government regulations relating to the distribution of flight-tracking data.

The Company currently maintains strict security regulations for its data in order to comply with current government regulations. Due to the continued growing safety needs and concerns of the aviation industry, new government regulations may be implemented. Such new regulations may, in some cases, hinder the Company’s ability to provide current and/or additional services.

Unauthorized use of the Company’s intellectual properties by third parties may damage and/or adversely affect its business.

The Company regards its trademarks, trade secrets, and all other intellectual property as critical to its future success. Unauthorized use of its intellectual property by third parties may damage and/or impair its business. The Company’s intellectual property includes exclusive licenses to use patents held by third parties, as well as Company-owned patents. The Company relies on trademarks, trade secrets, patent protection, and contracts, including confidentiality and non-exclusive license agreements with its customers, employees, consultants, strategic partners, and others, to protect its intellectual property rights. Despite these precautions, it may be possible for third parties to obtain and use the Company’s intellectual property without its prior knowledge and/or authorization. Prosecuting infringers could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt its business.

The Company currently owns twelve issued patents, and twenty additional patents are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2027. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

The Company currently has the exclusive license rights to use thirteen patents in the United States and various foreign countries, relating to the Company’s PASSUR® System and related technologies. The licensed patents expire in various years through 2013. The Company does not anticipate any impact on its business due to the expiration of these license rights.

The Company also owns a federal trademark registration in the mark PASSUR® for use with both the PASSUR® hardware system installation and the software products which use the data derived from the PASSUR® Network and other sources. The PASSUR® federal registration will allow the Company to enforce its rights in the mark in the federal court system. The registration does not assure that others will be prevented from using similar trademarks in connection with related products and/or services.

Defending against intellectual property claims could pose significant legal and professional costs, and if unsuccessful, could adversely affect the Company.

The Company cannot guarantee that its future products, technologies, and software applications will not inadvertently infringe valid patents or other intellectual property rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to the intellectual property of others. Investigation of any such claims from third parties alleging infringement of their intellectual property, whether with or without merit, can be expensive and could affect development, marketing, selling, or delivery of its products. Defending against intellectual property infringement claims could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt its business. The Company may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against the Company may result in significant monetary liability and could adversely affect its business, financial condition, operating results, and cash flow.

Item 1B. Unresolved Staff Comments: Not Applicable

Item 2. Properties

The Company’s headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut, in part of a six building, 800,000 square foot office park. Effective June 26, 2009, the Company entered into a five year lease for 4,000 square feet of office space at an average annual rental rate of $157,000. This lease was modified during fiscal year 2010, adding 1,300 square feet of additional office space at an average annual rental rate of $52,000.

The Company's software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2012, leases 12,000 square feet at an annual rental rate of $113,000.

The Company has satellite offices in Reston, Virginia; Bloomington, Minnesota; and Orlando, Florida.

The Company believes these rates are competitive and are at or below market rates. The Company’s headquarters and software development and manufacturing facility are suitable for its requirements.

Item 3. Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company or its Subsidiary is a party or to which any of its properties are subject.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

The Company's Common Stock, par value $0.01 per share (the “Common Stock”), is traded on the over-the-counter bulletin board.

The following table sets forth the reported high and low sales prices for the Company’s common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

	Prices*

Period	High	Low

Fiscal year ended October 31, 2011

First quarter	$3.35	$2.60
Second quarter	$4.20	$3.25
Third quarter	$6.00	$4.10
Fourth quarter	$6.00	$4.20

Fiscal year ended October 31, 2010

First quarter	$3.19	$1.01
Second quarter	$3.00	$2.50
Third quarter	$3.00	$2.00
Fourth quarter	$3.12	$2.70

*	The quotations represent prices on the over-the-counter bulletin board between dealers in securities and do not include retail markup, markdown, or commission; and do not necessarily represent actual transactions.

(b) Holders

The number of registered equity security holders of record at January 4, 2012 was 253, as shown in the records of the Company’s transfer agent.

(c) Dividends

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities authorized for issuance under the Company’s equity compensation plans as of October 31, 2011 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants, and rights (a)	Weighted average exercise price of outstanding stock options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders	1,405,500	$1.49	538,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,405,500	$1.49	538,000

Item 6. Selected Financial Data: Not Required

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

Overview

PASSUR Aerospace, Inc. is a business intelligence company which develops predictive analytics built on proprietary algorithms and on concurrent integration and simultaneous mining of multiple databases. The Company believes it is positioned to provide the industry standard in business intelligence and predictive analytics for both commercial and government applications.

The Company’s revenues are generated by selling: (1) subscription-based real-time decision and solutions information as well as software products; (2) professional services; and (3) annual maintenance contracts for PASSUR® Radar Systems.

The Company’s major achievements during fiscal year 2011 are summarized below. The Company:

1.	Renewed a major contract with the FAA for a program to provide access to PASSUR®’s aviation security-related products in support of the FAA’s joint role with the TSA.
2.	Launched PASSUR® Integrated Traffic Management (PITM) – a suite of integrated decision-support capabilities that target expensive, disruptive constraints in the National Air Space (NAS) through data, predictive analytics, common operating/ collaborative platforms, and detailed performance analysis. PITM allows airlines and airports to increase the efficiency, predictability, safety, and cost effectiveness of their surface operations.
3.	Developed and launched the Company’s Surface Management Program, which is an independent, worldwide, gate-to-gate network of flight tracking and airspace information. This solution is used to address congestion on the ground and in the air and to reduce fuel burn and delays.

4.	Announced a teaming agreement with ARINC to develop and deliver predictive analytics and decision support solutions -directly to the flight deck. This solution provides for greater efficiency, communication, and collaboration with the flight crew, while increasing the critical role of Dispatch.
5.	Entered into a teaming agreement with Mosaic ATM to bring to market additional products, solutions, and services for departure metering, networked surface management, and integrated traffic management.
6.	Collaborated with MIT on a ground-breaking study of surface departure metering at JFK International Airport showing the following significant benefits (annualized from seven months of data studied): $10,000,000 to $15,000,000 in reduced fuel costs, 48,000 fewer metric tons of carbon released into the atmosphere, 14,800 fewer hours of taxi time, and 5,000,000 gallons of fuel saved.
7.	Expanded the PASSUR® National Airport Network of Field Condition Reporting by over 40%. The program consolidates field condition reporting for all participating airports onto a single screen, adds new levels of automation, and is available to, and accessed by airline system operation centers in the U.S. and internationally.
8.	Launched the National Airport Information Network, addressing the industry’s needs for more effective, coordinated, and collaborative response to diversions and tarmac delays by consolidating PASSUR®’s tarmac delay, diversion management, and field condition capabilities onto a single, national industry platform.
9.	Expanded the reach and deployment of the PASSUR® Landing Fee Management program, the industry’s leading platform for the collaborative management of landing fees among airports and airlines, using independent, standardized, and automated processes.
10.	Increased the Company’s intellectual property portfolio by being awarded five new patents from November 1, 2010 to January 4, 2012. During that same period, the Company filed for an additional seven patents, all relating to improved business intelligence or predictive analytics. The Company currently owns twelve issued patents, and has an additional twenty patents which are pending with the United States Patent Office.

The Company’s business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S. government. The Company’s strategy is to help solve problems faced by its customers and is built on the following basic objectives: (1) continue extending the reach of the PASSUR® Network, which provides the proprietary backbone for many of its solutions; (2) continue integrating multiple additional industry data sets into its integrated aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance technologies, in order to ensure that PASSUR® is the primary choice for data integration and management for large aviation organizations; (3) continue developing decision support solutions built on business intelligence, predictive analytics, and web-dashboard technology; and (4) continue developing the Company’s professional service capabilities, in order to ensure that its solutions can be fully implemented in the customer’s work environment, with minimal demand on the customer’s internal resources.

The Company shipped one and installed ten Company-owned PASSUR® Systems during fiscal year 2011 (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR® Systems are capitalized as part of the Company-owned PASSUR® Network. The Company will continue to expand the PASSUR® Network by shipping and installing additional PASSUR® Systems throughout fiscal year 2012. Management anticipates that future PASSUR® sites will provide increased coverage for the PASSUR® Network by increasing the Company’s ability to contract with new customers at such locations, and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR® Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and fifty-five Company-owned PASSUR® Systems located at airports worldwide at the end of fiscal year 2011. Redundant PASSUR® Systems have been installed at major customer locations.

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR® Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

Revenues increased by $2,650,000, or 24%, to $13,609,000 in fiscal year 2011 from $10,958,000 in fiscal year 2010. New customer subscriptions and existing customer upgrades to the Company’s suite of software applications and new customer engagements for professional services accounted for 95% and 5% of this increase, respectively. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers’ needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR® Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR® Network Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR® Network Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR® Network units added to the Network, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR® Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as “Capitalized Assets”, and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Cost of revenues increased by $1,091,000, or 23%, in fiscal year 2011 as compared to fiscal year 2010 primarily due to increases in payroll and related costs of $561,000, depreciation and amortization of $285,000, as well as an increase in communication costs. When the Company ships and installs its PASSUR® Network Systems, there is a reduction in cost of revenues due to the fact that the labor related costs for these systems are capitalized, rather than expensed, as a component of costs of revenue. Fewer systems were shipped and installed in fiscal year 2011, as compared to fiscal year 2010, which resulted in an $814,000 increase in cost of revenues as compared to the prior fiscal year. This increase in cost of revenues was partially offset by an increase of $747,000 in the capitalization of software development costs as compared to fiscal year 2010, due primarily to the Company’s increased investment in software development projects in the current fiscal year.

Research and Development

Research and development expenses increased by $113,000, or 39%, in fiscal year 2011 as compared to fiscal year 2010, primarily due to the Company’s investment in research and development in a substantial software product. These increases consisted primarily of payroll and related costs. The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2011 or 2010. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $914,000, or 21%, in fiscal year 2011 as compared to fiscal year 2010, primarily due to an increase in payroll and related costs.

Income from Operations

Revenues increased by $2,650,000, or 24%, to $13,609,000, total costs and expenses increased by $2,119,000, or 22%, to $11,635,000, and income from operations increased by $531,000, or 37%, to $1,974,000 in fiscal year 2011 as compared to fiscal year 2010.

Interest Expense – Related Party

Interest expense – related party decreased by $463,000, or 34%, in fiscal year 2011 as compared to fiscal year 2010 due to the fact that on May 9, 2011, the Company entered into a transaction that reduced its outstanding notes payable to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, by $10,000,000, as a result of the transaction described in “Private Placement” below.

On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued, as a result of the transaction described in “Liquidity and Capital Resources” below.

Income Taxes

The Company’s provision for income taxes in each year consists of current state and local minimum taxes.

At October 31, 2011, the Company had available a federal net operating loss carry-forward of $12,014,000 for income tax purposes, which will expire in various tax years from 2012 through 2029. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. During 2011 the Company reversed $1,590,000 of a total valuation allowance of $3,896,000 related to deferred tax assets, since it was determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating whether or not to realize a deferred tax asset, the Company considered all available positive and negative evidence, including past operating results and a forecast of future taxable income.

Net Income

The Company had net income of $2,634,000, or $.39 per diluted share, in fiscal year 2011 as compared to net income of $21,000, or $.00 per diluted share, in fiscal year 2010.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

Liquidity and Capital Resources

The Company’s current liabilities exceeded current assets by $417,000 at October 31, 2011. The note payable to a related party was $4,815,000 at October 31, 2011, with a maturity of November 1, 2014. The Company’s stockholders’ equity was $7,165,000 at October 31, 2011. The Company had net income of $2,634,000 for fiscal year 2011.

Management is addressing the Company’s working capital deficiency by aggressively marketing the Company’s PASSUR® Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. Additionally, if the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through January 4, 2013.

Effective November 1, 2008, the Company entered into an agreement, renewing and extending the term of the $13,815,000 notes payable due to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, from one year to three years with a maturity of November 1, 2011. Under the agreement, beginning February 1, 2009 and effective through October 31, 2011, the interest rate was increased from 4.5% to 9%, payable as follows: interest at the annual rate of 6%, was payable in cash, and the remaining interest, at the annual rate of 3%, was payable at the option of the Company in cash or “paid in kind” and added to the principal of the notes payable. Annual interest payments were due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the due date of the interest payment owed to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of the notes payable due to Mr. Gilbert to $13,915,000 on October 31, 2009.

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, which was used in part to fund the prior fiscal year’s interest payment, thereby increasing the principal balance of the notes payable to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal year 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing the loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert on October 31, 2010.

On May 9, 2011, as a result of the transactions described in “Private Placement” below, the Company’s outstanding notes payable to Mr. Gilbert were reduced by $10,000,000, and a new note payable was issued to Mr. Gilbert in the amount of $4,815,000. The new note payable bears a maturity date of November 1, 2014 and an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% will be payable in cash, and the remaining interest of 3% per annum will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments are to be made annually on October 31 of each year. On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued.

During fiscal year 2011, the Company paid fiscal year 2011 interest to Mr. Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to Mr. Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment.

The Company has received a commitment from Mr. Gilbert, dated January 4, 2012, that if the Company, at any time, is unable to meet its obligations through January 4, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2012. During such period the Company does not anticipate borrowing additional funds from Mr. Gilbert, although it has received a commitment from Mr. Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $2,982,000 for fiscal year 2011, and consisted of $894,000 non-cash items, primarily depreciation and amortization of $2,155,000 and stock-based compensation expense, offset by a deferred tax allowance reversal of $1,590,000, as well as $2,634,000 of net income and a decrease in accounts receivable, primarily due to the timing of customer invoicing. This increase in net cash provided by operating activities was partially offset by a decrease of $446,000 of accrued interest – related party, as well as decreases in deferred revenue, and accounts payable, primarily due to the timing of vendor invoice payments. Net cash used in investing activities was $2,657,000 for fiscal year 2011, expended primarily for capitalized software development costs. Net cash used in financing activities was $133,000 for fiscal year 2011, and consisted of $4,250,000 repayments of notes payable – related party and $170,000 private placement expenditures, offset by $4,250,000 proceeds from stock issuance and $37,000 proceeds from the exercise of stock options.

The Company’s revenue has increased as a result of its subscription-based revenue model. The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the terrorist events of September 11, 2001, the continued war on terrorism, and changes in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from PASSUR® Network Systems and its professional services remains strong. As a result, the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

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

In addition, on the same day, the Company entered into a debt conversion agreement with Mr. Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by Mr. Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to Mr. Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion. The stock issued by the Company to Mr. Gilbert was done so based on the trading price of the Company’s stock and thus considered to be fair value based on a Level 1 input per ASC Topic 820, “Fair Value Measurements and Disclosures”, and accordingly no gain or loss resulted from the conversion.

The new note payable bears a maturity date of November 1, 2014 and an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% will be payable in cash, and the remaining interest of 3% per annum will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments will be made annually on October 31 of each year. On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions. The Company’s accounting policies that require management to apply significant judgment and estimates include:

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104.”) SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company also recognizes revenue in accordance with FASB ASC 985-605 (SOP 97-2, “Software Revenue Recognition”) as amended, when applicable.

The Company’s revenues are generated by selling: (1) subscription-based real-time decision and solutions information as well as software products; (2) professional services; and (3) annual maintenance contracts for PASSUR® Radar Systems.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer’s receipt of such data or services. In accordance with ASC 985-605, we recognize revenue from the licensing of our software products or performance of maintenance when all of the following criteria are met: (1) we have evidence of an agreement with a customer; (2) we deliver the products/services; (3) license or maintenance agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement, such that the sale may not be complete and/or final; and (4) collection is probable. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with ASC 985-605.

Our software licenses usually do not include acceptance provisions. An acceptance provision generally allows a customer to test the software for a defined period of time before committing to a binding agreement to license the software. If a subscription agreement includes an acceptance provision, the Company will not recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the subscription agreement, the expiration of the acceptance period.

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

Deferred revenue is classified on the Company’s balance sheet as a liability until such time as revenue from services is properly recognized as revenue in accordance with SAB 104 and/or ASC 985-605 and the corresponding agreement.

Capitalized Software Development Costs

The Company follows the provisions of FASB ASC 985-20 (SFAS 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed”). Capitalized software development costs are comprised of costs incurred to develop and significantly enhance software products to be sold or otherwise marketed. When technological feasibility is established, the Company begins to capitalize development costs, and once the software product is available for general release to the public, the Company begins to amortize such costs to cost of revenues.

The Company’s policy on capitalized software costs determines whether the costs incurred are classified as capitalized costs (in accordance with ASC 985-20) or as research and development expenses. In cases where the Company capitalizes costs incurred with development of new hardware/software products, a product specification is developed as the guideline for the capitalization of costs associated with such project in accordance with ASC 985-20.

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

The Company’s net capitalized software costs totaled $4,642,000 at October 31, 2011. The carrying value of capitalized software costs are evaluated for impairment, based on the forecasted and actual future cash flows expected to be generated from such assets, as determined and evaluated by management.

Impairment of Long-Lived Assets

The Company follows the provisions of FASB ASC 360-10 (SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”) The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life.

The Company’s long-lived assets, which include the PASSUR® Network and property, plant and equipment, totaled $6,654,000, and accounted for 49% of the Company’s total assets as of October 31, 2011.

At each reporting period, management evaluates the carrying values of the Company’s assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2011, based upon management’s evaluation of the above asset groups, no impairment of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

Depreciation and Amortization

The net PASSUR® Network, net capitalized software development costs, and net property, plant and equipment totaled $6,282,000, $4,642,000, and $371,000, respectively, at October 31, 2011. Total depreciation and amortization expense related to these capitalized assets was $2,155,000 in fiscal year 2011. In management’s judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR® Network	7 years
Capitalized software development costs	5 years
Property, plant and equipment	3 to 10 years

The PASSUR® Network includes PASSUR® Systems and the related software workstations used for the data derived from PASSUR® Systems, as well as costs pertaining to raw material, work-in-process, and finished goods components. PASSUR® Network installations include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR® Systems. PASSUR® Network Systems which are not installed in the PASSUR® Network are carried at cost and no depreciation is recorded. Once installed, the PASSUR® Systems are depreciated over seven years.

All of the Company’s capitalized assets are recorded at cost (which may also include salaries and related overhead costs incurred during production and/or development) and depreciated and/or amortized over the asset’s estimated useful life for financial statement purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles, and industry standards for similar assets. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments (see “Impairment of Long-Lived Assets” above) are identified and prospective depreciation or impairment expense is adjusted accordingly.

Total depreciation and amortization expense was $2,155,000 in fiscal year 2011, and consisted of $1,364,000, $716,000, and $75,000 for the PASSUR® Network, capitalized software development costs, and property, plant and equipment, respectively.

Stock-Based Compensation

The Company follows the provisions of FASB ASC 718 (SFAS 123R, “Share-Based Payments”) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $259,000 and $120,000 in fiscal years 2011 and 2010, respectively, and was primarily included in selling, general, and administrative expenses.

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We do not expect that the adoption of this disclosure-only guidance will have an impact on our consolidated financial results and becomes effective during the second quarter of fiscal 2012.

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and becomes effective during the second quarter of fiscal 2012. We do not expect this guidance will have a material impact on results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk: Not Required

Item 8. Financial Statements and Supplementary Data

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company’s annual financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2011.

Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2011. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of October 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fourth fiscal quarter ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

(a) Identification of Directors

The following table sets forth the names and ages of the Company’s directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.

Name	Age	Director since	Director Position and Officers with Company

G.S. Beckwith Gilbert	69	1997	Chairman of the Board and Director

Richard R. Schilling, Jr.	86	1974	Director

John R. Keller	71	1997	Executive Vice President and Director

Bruce N. Whitman	78	1997	Chairman of the Executive Committee and Director

Paul L. Graziani	54	1997	Chairman of the Audit Committee and Director

James T. Barry	50	2000	President, Chief Executive Officer, and Director

James J. Morgan	69	2005	Chairman of the Compensation Committee and Director

Kurt J. Ekert	41	2009	Director

Peter L. Bloom	54	2009	Director

Richard L. Haver	65	2010	Director

Each director is elected to serve until the succeeding Annual Meeting of Stockholders and until his successor is duly elected and qualified.

(b) Identification of Executive Officers

The following table sets forth the names and ages of the Company’s executive officers, as well as the office(s) held by each individual, and the year in which each executive officer began to serve in such capacity.

Name	Age	Officer since	Officer Position and Officers with Company

James T. Barry	50	1998	President, Chief Executive Officer, and Director

Jeffrey P. Devaney	52	2004	Chief Financial Officer, Treasurer, and Secretary

John R. Keller	71	1967	Executive Vice President and Director

Dr. James A. Cole	71	1988	Senior Vice President of Research and Development

Matthew H. Marcella	54	2003	Vice President of Software Development

Ron A. Dunsky	49	2003	Senior Vice President of Marketing

Tina W. Jonas	51	2010	Executive Vice President of Operations

Thomas White	56	2011	Senior Vice President of Technology and Air Traffic Management

Each officer is elected to serve at the discretion of the Board of Directors.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationship

None.

(e) Business Experience

The following sets forth the business experience of the Company’s directors and executive officers:

G.S. Beckwith Gilbert	Mr. Gilbert has continued to serve as the Company’s Chairman of the Board since his election in 1997. Mr. Gilbert was appointed Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr. Gilbert is also President and Chief Executive Officer of Field Point Capital Management Company, a merchant-banking firm, a position he has held since 1988. He is a Director of Davidson Hubeny Brands. Mr. Gilbert is also the Co-Chairman of the Harvard Immunology Advisory Board, and Chairman Emeritus of the Board of Fellows of Harvard Medical School, a Director of the Yale Cancer Center, a Director of the Cancer Research Institute, and a member of the Council on Foreign Relations. Mr. Gilbert’s current service as Chairman of the Board of the Company and prior service as Chief Executive Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

Richard R. Schilling, Jr.	Mr. Schilling has been a Director of the Company since 1974. Mr. Schilling is a member of the law firm of Burns, Kennedy, Schilling & O'Shea, New York, New York, where he has been practicing since October 1964. Mr. Schilling’s knowledge of the Company through his service as a Director of the Company, as well as his extensive legal experience, allow him to bring valuable insight and knowledge to the Board.

Bruce N. Whitman	Mr. Whitman has been a Director of the Company since 1997 and is the Chairman of the Executive Committee. He is the Chairman, CEO and President of FlightSafety International and has held other positions such as Executive Vice President since 1961. Mr. Whitman is currently Co-Chairman of the Board and Chairman of the Nominating Committee of the Congressional Medal of Honor Foundation; a Director of the General Aviation Manufacturers Association; an Executive Committee member of NATA’s Air Charter Safety Foundation Board of Governors; a Director and member of the Executive Committee of ORBIS International and a Director Emeritus of the Smithsonian National Air and Space Museum. Mr. Whitman is Vice Chairman of the Air Force Academy Falcon Foundation; Vice President of The Wings Club; a Trustee and member of the Executive Committee of the National World War II Museum and a Trustee of Kent School; member of the Harvard Medical School Immunology Advisory Council; member of the Boards of Business Executives for National Security, Corporate Angel Network, and the USO of Metropolitan New York. Mr. Whitman was honored with the 2009 Distinguished Service Award by the USO of Metropolitan New York. Mr. Whitman’s knowledge of the Company through his service as a Director and Chairman of the Executive Committee, as well as his extensive participation as a member of various business and charitable organizations, enable him to bring valuable insights and knowledge to the Board.

Paul L. Graziani	Mr. Graziani has been a Director of the Company since 1997 and is the Chairman of the Audit Committee. He currently serves as Chief Executive Officer of Analytical Graphics, Inc. (AGI), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities, a position he has held since January 1989. Until March 2009, he also served as AGI’s President. In recent times, Mr. Graziani has been recognized as “CEO of the Year” by the Philadelphia region’s Eastern Technology Council and the Chester County Chamber of Business and Industry; “Entrepreneur of the Year” regional winner by Ernst & Young; and “Businessman of the Year” by the local Great Valley Regional Chamber of Commerce. He sits on the Boards of Directors of the United States Geospatial Intelligence Foundation (USGIF) and Federation of Galaxy Explorers (FOGE), and is a member of the boards of governors of the Civil Air Patrol (CAP) and the Aerospace Industries Association (AIA). He is an associate fellow of the American Institute of Aeronautics and Astronautics (AIAA) and has formerly served on the advisory board for Penn State Great Valley. After fulfilling his board tenure, he was recently elected to the honorary position of Life Director of The Space Foundation. In 2009 AGI was named a “Top Small Workplace” by the Wall Street Journal and the non-profit organization Winning Workplaces. Mr. Graziani’s knowledge of the Company through his service as a Director of the Company, as well as his experience as CEO of a software company, allow him to bring valuable insight and knowledge to the Board.

James J. Morgan	Mr. Morgan has been a Director of the Company since September 12, 2005 and is the Chairman of the Compensation Committee. Mr. Morgan is also a partner in the New York City based private equity firm Jacobson Partners, a position he has held since September 2001. Mr. Morgan retired in 1997 as President and Chief Executive Officer of Philip Morris Incorporated. Mr. Morgan’s knowledge of the Company through his service as a Director of the Company, as well as his prior experience as CEO of a publicly-traded company, allow him to bring valuable insight and knowledge to the Board.

Kurt J. Ekert	Mr. Ekert has been a Director of the Company since September 10, 2009. Mr. Ekert is currently the Chief Commercial Officer, Travelport GDS (including brands Galileo and Worldspan) and has held this position since 2010, where he holds global responsibility for sales, customer engagement, sourcing, and operations across 160 countries. In this role, he holds offices in Langley, U.K. and Atlanta, U.S. Travelport is a Blackstone portfolio company. From 2006 to 2010, Mr. Ekert was Chief Operating Officer, GTA by Travelport, a global, multi-channel travel intermediary focused on hotels and travel services, with 31 offices in EMEA, APAC and the Americas. Mr. Ekert led GTA's commercial and operations functions, as well as all elements of its online consumer business, OctopusTravel.com. Prior to joining GTA, he was Senior Vice President, Travelport Supplier Services, where he oversaw supplier sales, strategy and content for the Travelport Americas business and consumer groups including Galileo and Orbitz Worldwide. At Travelport, he also has held the positions of Group Vice President, Strategy and Business Development, and Chief Operating Officer, Travelport/Orbitz for Business. Prior to joining Travelport, Mr. Ekert's experience in the travel industry included a number of senior finance roles at Continental Airlines. Before Continental, he spent four years as an active duty US Army officer. Mr. Ekert received a BS from the Wharton School of the University of Pennsylvania and a MBA from the University of South Carolina. Mr. Ekert’s knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the travel industry, allow him to bring valuable insight and knowledge to the Board.

Peter L. Bloom	Mr. Bloom has been a Director of the Company since December 10, 2009. Mr. Bloom is currently an Advisory Director at General Atlantic, where he has worked since 1996. As a Managing Director at General Atlantic, he was responsible for technology due diligence on prospective investments and assistance to the CEO and senior management teams of portfolio companies on technology strategy and guidance on emerging technology trends. Prior to joining General Atlantic, Mr. Bloom spent thirteen years at Salomon Brothers in a variety of roles in both technology and fixed income sales and trading. He received the Carnegie Mellon/AMS Achievement Award in Managing Information Technology for his work managing the technology implementation of a new distributed computing architecture that supported the company's global business operations. He graduated from Northwestern University in 1978 with a B.A. in Computer Studies and Economics. He is a member of Business Executives for National Security and an Associate Founder of Singularity University. He is also a member of the FCC Technical Advisory Council. He is currently the Chairman of DonorsChoose, which was named the most innovative charity in America by Stanford Business School and Amazon. Mr. Bloom is also the co-founder and Chairman of Peak Rescue Institute. He is a member of the board of The Food Bank for New York City and the Cancer Research Institute. Mr. Bloom’s knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience and technology expertise, allow him to bring valuable insight and knowledge to the Board.

Richard L. Haver	Mr. Haver has been a Director of the Company since October 8, 2010. Mr. Haver retired from Northrop Grumman Corporation in December 2010 following 10 years of service with Northrop and the TRW component acquired by Northrop in 2002. His position at Northrop Grumman was Vice President for Intelligence Programs. He earned a B.A. degree in History from Johns Hopkins University in 1967. He served on active duty in the U.S. Navy from 1967 to 1973. In 1973, Mr. Haver became a civilian intelligence analyst in the Anti-Submarine Warfare Systems branch at the Naval Intelligence Support Center. In 1976, he was selected as a department head at the Navy Field Operational Intelligence Office (NFOIO), and the next year became the Technical Director of the Naval Ocean Surveillance Information Center. He subsequently held the senior civilian position at NFOIO, serving as Technical Director until assuming the position of Special Assistant to the Director of Naval Intelligence in 1981. He was selected as Deputy Director of Naval Intelligence in June 1985, a position he held until 1989. Mr. Haver was selected by Secretary of Defense Dick Cheney in July 1989 to the position of Assistant to the Secretary of Defense for Intelligence Policy. From 1992 to 1995, he served as the Executive Director for Intelligence Community Affairs. In 1998, he assumed the duties of Chief of Staff of the National Intelligence Council and Deputy to the Assistant Director of Central Intelligence for Analysis and Production. In 1999, Mr. Haver joined TRW as Vice President and Director, Intelligence Programs. He led business development and marketing activities in the intelligence market area for their Systems & Information Technology Group. He also served as liaison to the group's strategic and tactical C3 business units, as well as TRW's Telecommunications and Space & Electronics groups. Mr. Haver was selected by Vice President Cheney to head the Administration's Transition Team for Intelligence and then selected by Secretary of Defense Donald Rumsfeld as the Special Assistant to the Secretary of Defense for Intelligence. He returned to the private sector in 2003. Mr. Haver is now consulting to both government and private industry associated with the National Security and Intelligence fields, volunteer work, and service on various boards and panels. Mr. Haver’s knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the intelligence field, allow him to bring valuable insight and knowledge to the Board.

John R. Keller	Mr. Keller serves as Executive Vice President of the Company, a position he has held since the Company’s inception in 1967 as one of the co-founders. Mr. Keller has also been a Director of the Company since 1997. Mr. Keller received his bachelor’s and master degrees in engineering from New York University in 1960 and 1962, respectively. Mr. Keller’s knowledge of the Company through his service as a Director and Executive Vice President of the Company allow him to bring valuable insight and knowledge to the Board.

James T. Barry	Mr. Barry was named President of the Company on April 14, 2003 and Chief Executive Officer on February 1, 2003. Since Mr. Barry joined the Company in 1998, he has held the positions of Chief Operating Officer, Chief Financial Officer, Secretary, and Executive Vice President. Mr. Barry has also been a Director of the Company since 2000. From 1989 to 1998, he was with Dianon Systems, Inc., most recently as Vice President of Marketing. Prior to Dianon, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry’s knowledge of the Company through his service as a Director, President and Chief Executive Officer of the Company allow him to bring valuable insight and knowledge to the Board.

Dr. James A. Cole	Dr. Cole currently serves as Senior Vice President and the Director of Research and Development of the Company, a position he has held since July 1988. Dr. Cole earned a Ph.D. in physics from Johns Hopkins University in 1966. He is a current member of the American Association for the Advancement of Science, American Physical Society, Association for Computing Machinery, Institute of Electrical and Electronic Engineers and IEEE Computer Society. Dr. Cole has been with the Company since 1974.

Jeffrey P. Devaney	Mr. Devaney joined the Company as Chief Financial Officer, Treasurer, and Secretary on June 14, 2004. Prior to joining the Company, Mr. Devaney was the Chief Financial Officer at Cierant Corporation from 2002 to 2004. From 2000 to 2001, he was a Controller at SageMaker, Inc. From 1995 to 2000, he was the Controller at Information Management Associates, Inc.

Matthew H. Marcella	Mr. Marcella was named Vice President – Software Development on January 15, 2003. Mr. Marcella joined the Company in 2001 from Cityspree Inc., where he served as lead software architect from 2000 to 2001. From 1996 to 2000, he was a Vice President at Deutsche Bank and Nomura Securities. From 1995 to 1996, he was a Technical Officer at UBS Securities.

Ron A. Dunsky	Mr. Dunsky was named Vice President of Marketing on May 21, 2003 and Senior Vice President of Marketing on March 1, 2011. Mr. Dunsky joined the Company in 2001, and initially served as Director of Marketing and New Product Development. Prior to joining the Company, Mr. Dunsky was a Senior Aviation Producer with the New York bureau of ABCNews.com from 2000 to 2001. Prior to ABCNews.com, he was a Senior Aviation Producer with the New York bureau of CNN from 1995 to 2000.

Tina W. Jonas	Ms. Jonas joined the Company as Executive Vice President of Operations on July 1, 2010. Prior to joining the Company, Ms. Jonas served as Director of Operations Planning and Analysis at Sikorsky Aircraft Corporation from 2008 to 2010. From 2004 to 2008, she served as Undersecretary of Defense, Comptroller, and Chief Financial Officer for the Department of Defense (DOD). Before joining the DOD, she served as Assistant Director and Chief Financial Officer for the Federal Bureau of Investigation from 2002 to 2004.

Thomas White	Mr. White was named Senior Vice President of Technology and Air Traffic Management on March 1, 2011. He joined the company in 2007 as a consultant and in 2008 became an employee and the Director of Air Traffic Management. He was promoted to Vice President of Air Traffic Management in 2010. Prior to joining the Company, Mr. White spent 32 years in government service with the FAA and the U.S. Military. Between 2002 and 2007 he was a Senior Manager for the FAA in New York. Before the FAA, he was also a U.S. Army Special Ops helicopter pilot serving with Task Force 160th.

(f) Involvement in Certain Legal Proceedings

The Company knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

(g) Identification of Audit Committee

Our Board of Directors has appointed an Audit Committee, consisting of three directors. All of the members of the Audit Committee are independent of our Company and management, as independence is defined under applicable Financial Industry Regulatory Authority (“FINRA”) rules. The Audit Committee consists of Mr. Graziani, Mr. Schilling, and Mr. Whitman.

(h) Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Graziani, Chairman of the Company’s Audit Committee, meets the Securities and Exchange Commission’s criteria of an “audit committee financial expert” as set forth in item 407(d)(5)(ii) of Regulation S-K. Mr. Graziani acquired the attributes necessary to meet such criteria by holding positions that provided relevant experience. Mr. Graziani is independent, as defined under applicable FINRA rules.

(i) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company’s Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2011, the Company’s directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(j) Board Nominations by Shareholders

There have not been any material changes to the procedures by which the Company’s shareholders may recommend nominees to the Company’s board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 25, 2011 by the Company with the Securities and Exchange Commission in connection with the Company’s 2011 Annual Meeting of Stockholders.

(k) Code of Ethics

The Company hereby incorporates by reference into this Item the information contained under the heading “Code of Ethics” in the Company’s definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2011 (the “2012 Proxy Statement.”)

Item 11. Executive Compensation

The Company hereby incorporates by reference into this Item the information contained under the heading “Executive Compensation” in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference into this Item the information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Item 5(d) above.

Item 13. Certain Relationships and Related Transactions

(a) Transactions with Related Persons

Effective November 1, 2008, the Company entered into an agreement, renewing and extending the term of the $13,815,000 notes payable due to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, from one year to three years with a maturity of November 1, 2011. Under the agreement, beginning February 1, 2009 and effective through October 31, 2011, the interest rate was increased from 4.5% to 9%, payable as follows: interest at the annual rate of 6%, was payable in cash, and the remaining interest, at the annual rate of 3%, was payable at the option of the Company in cash or “paid in kind” and added to the principal of the notes payable. Annual interest payments were due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the due date of the interest payment owed to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of the notes payable due to Mr. Gilbert to $13,915,000 on October 31, 2009.

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, which was used in part to fund the prior fiscal year’s interest payment, thereby increasing the principal balance of the notes payable to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal year 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing the loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert on October 31, 2010.

On May 9, 2011, as a result of the transactions described in “Private Placement” below, the Company’s outstanding notes payable to Mr. Gilbert were reduced by $10,000,000, and a new note payable was issued to Mr. Gilbert in the amount of $4,815,000. The new note payable bears a maturity date of November 1, 2014 and an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% will be payable in cash, and the remaining interest of 3% per annum will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments are to be made annually on October 31 of each year. On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued.

During fiscal year 2011, the Company paid fiscal year 2011 interest to Mr. Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to Mr. Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment.

The Company has received a commitment from Mr. Gilbert, dated January 4, 2012, that if the Company, at any time, is unable to meet its obligations through January 4, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

(b) Private Placement

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

In addition, on the same day, the Company entered into a debt conversion agreement with Mr. Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by Mr. Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to Mr. Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion. In addition, on the same day, the Company entered into a debt conversion agreement with Mr. Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by Mr. Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to Mr. Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion. The stock issued by the Company to Mr. Gilbert was done so based on the trading price of the Company’s stock and thus considered to be fair value based on a Level 1 input per ASC Topic 820, “Fair Value Measurements and Disclosures”, and accordingly no gain or loss resulted from the conversion.

The new note payable bears a maturity date of November 1, 2014 and an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% will be payable in cash, and the remaining interest of 3% per annum will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments will be made annually on October 31 of each year. On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued.

(c) Director Independence

The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry, and Mr. Keller, are independent directors, as “independence” is defined in accordance with the FINRA standards.

Item 14. Principal Accounting Fees and Services

The Company hereby incorporates by reference into this Item the information contained under the heading “Principal Accounting Fees and Services” in the 2012 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Annual Report on Form 10-K:		Page

(1)	Index to Consolidated Financial Statements Included in Part II
of This Report:

	Report of Independent Registered Public Accounting Firm –	F-1
BDO USA, LLP

	Consolidated Balance Sheets as of October 31, 2011 and 2010	F-2

	Consolidated Statements of Income for the years ended	F-3
October 31, 2011 and 2010

	Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
for the years ended October 31, 2011 and 2010

	Consolidated Statements of Cash Flows	F-5
for the years ended October 31, 2011 and 2010

	Notes to Consolidated Financial Statements	F-6

(2)	Index to Financial Statement Schedule: N/A

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c) Index to Exhibits

The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 15(a)(3).

Exhibits

3.1	The Company’s composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

3.2	The Company’s By-laws, dated as of May 16, 1988, are incorporated by reference to Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.1	The Company’s 1988 Bonus Pool Plan is incorporated by reference to Exhibit 10-1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.2	The Company’s 1988 Stock Option Plan is incorporated by reference to Exhibit 10-3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.3	The Company’s Amended 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of our Report on Form 8-K filed on April 17, 2006.

10.4	Severance Agreement with Yitzhak N. Bachana effective October 2, 1998 is incorporated by reference from our Form 8-K, dated October 13, 1998.

10.5	Letter of Agreement for employment services, dated December 28, 1999, between the Company and Ken J. McNamara is incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10.6	Letter of Agreement for employment services, dated September 5, 2002, between the Company and Delon Dotson is incorporated by reference to Exhibit 99.1 to our Form 8-K, dated September 12, 2002.

10.7	Debt Agreement, dated November 1, 2003, between the Company and G.S. Beckwith Gilbert is incorporated by reference to Exhibit 10-1 to our Form 8-K, dated January 23, 2004.

10.8	Debt Extension Agreement, dated as of November 1, 2004, between the Company and G.S. Beckwith Gilbert is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on February 1, 2005.

10.9	Debt Extension Agreement, made as of November 1, 2005, between the Company and G.S. Beckwith Gilbert, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 6, 2006.

10.10	Debt Extension Agreement, made as of November 1, 2006, between the Company and G.S. Beckwith Gilbert, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2007.

10.11	Debt Extension Agreement, made as of November 1, 2007, between the Company and G.S. Beckwith Gilbert is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 17, 2008.

10.12	Debt Extension Agreement, made as of November 1, 2008, between the Company and G.S. Beckwith Gilbert is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 28, 2009.

10.13	Commitment of G.S. Beckwith Gilbert, dated March 14, 2011 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 17, 2011.

10.14	Form of Securities Purchase Agreement, dated May 9, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.15	Debt Conversion Agreement and Secured Promissory Note, dated May 9, 2011 is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 9, 2011.

10.16	Commitment of G.S. Beckwith Gilbert, dated June 6, 2011 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2011.

10.17	Amendment No.1 to Secured Promissory Note, dated September 6, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2011.

10.18	Commitment of G.S. Beckwith Gilbert, dated September 6, 2011 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2011.

10.19*	Commitment of G.S. Beckwith Gilbert, dated January 4, 2012.

16	Change in Certifying Accountant is incorporated by reference to our Form 8-K/A, dated October 28, 1998.

21	List of Subsidiaries is incorporated by reference to our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation

_________________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: January 13, 2012	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: January 13, 2012		/s/ James T. Barry

James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 13, 2012		/s/ Jeffrey P. Devaney
Jeffrey P. Devaney
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

SIGNATURES (continued)

Dated: January 13, 2012	/s/ G.S. Beckwith Gilbert
G.S. Beckwith Gilbert
Chairman of the Board and Director

Dated: January 13, 2012	/s/ John R. Keller
John R. Keller
Executive Vice President and Director

Dated: January 13, 2012	/s/ Richard R. Schilling, Jr.
Richard R. Schilling, Jr.
Director

Dated: January 13, 2012	/s/ Bruce N. Whitman
Bruce N. Whitman
Chairman of the Executive Committee and Director

Dated: January 13, 2012	/s/ Paul L. Graziani
Paul L. Graziani
Chairman of the Audit Committee and Director

Dated: January 13, 2012	/s/ James J. Morgan
James J. Morgan
Chairman of the Compensation Committee and Director

Dated: January 13, 2012	/s/ Kurt J. Ekert
Kurt J. Ekert
Director

Dated: January 13, 2012	/s/ Peter L. Bloom
Peter L. Bloom
Director

Dated: January 13, 2012	/s/ Richard L. Haver
Richard L. Haver
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York

January 13, 2012

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

October 31, 2011 and 2010

	2011	2010
Assets
Current assets:
Cash	$299,455	$107,069
Accounts receivable, net	1,402,521	1,853,901
Deferred tax asset, current	509,440	-
Prepaid expenses and other current assets	321,343	269,102
Total current assets	2,532,759	2,230,072

PASSUR® Network, net	6,282,031	7,300,902
Capitalized software development costs, net	4,642,374	3,334,905
Property, plant and equipment, net	371,330	158,737
Deferred tax asset, non-current	1,080,779	-
Other assets	208,930	254,030
Total assets	$15,118,203	$13,278,646

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$828,153	$982,431
Accrued expenses and other current liabilities	840,730	898,829
Deferred revenue, current portion	1,280,834	1,503,750
Accrued interest – related party	-	446,211
Total current liabilities	2,949,717	3,831,221

Deferred revenue, less current portion	188,739	227,798
Notes payable – related party	4,814,880	14,814,880
	7,953,336	18,873,899
Commitment and contingencies

Stockholders’ equity (deficit):
Preferred shares – authorized 5,000,000 shares, par value $.01 per share; none issued or outstanding	-	-
Common shares – authorized 10,000,000 shares, par value $.01 per share; issued and outstanding 7,871,640 in 2011 and 5,387,948 in 2010	78,716	53,879
Additional paid–in capital	14,860,163	4,758,816
Accumulated deficit	(6,150,537)	(8,784,473)
	8,788,342	(3,971,778)
Treasury stock, at cost, 696,500 shares in 2011 and 2010	(1,623,475)	(1,623,475)
Total stockholders’ equity (deficit)	7,164,867	(5,595,253)
Total liabilities and stockholders’ equity (deficit)	$15,118,203	$13,278,646

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended October 31, 2011 and 2010

	2011	2010
Revenues	$13,608,691	$10,958,202

Cost and expenses:
Cost of revenues	5,908,377	4,816,895
Research and development	403,884	290,555
Selling, general, and administrative expenses	5,322,341	4,408,129
	11,634,602	9,515,579

Income from operations	1,974,089	1,442,623

Interest expense – related party	912,079	1,374,936
Income before income taxes	1,062,010	67,687
Income tax (benefit) provision	(1,571,926)	46,324
Net income	$2,633,936	$21,363

Net income per common share – basic	$.45	$-
Net income per common share – diluted	$.39	$-

Weighted average number of common shares outstanding – basic	5,894,817	4,553,681
Weighted average number of common shares outstanding – diluted	6,706,458	5,342,299

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended October 31, 2011 and 2010

	Shares	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders’ equity (deficit)
Balance at November 1, 2009	4,293,948	$49,904	$4,436,770	$(8,805,836)	$(1,623,475)	$(5,942,637)
Exercise of common stock options	397,500	3,975	202,388			206,363
Stock-based compensation expense			119,658			119,658
Net income				21,363		21,363
Balance at October 31, 2010	4,691,448	53,879	4,758,816	(8,784,473)	(1,623,475)	(5,595,253)
Proceeds from stock issuance	1,044,644	10,446	4,239,554			4,250,000
Debt conversion – related party	1,369,048	13,691	5,736,309			5,750,000
Private placement expenditures			(170,334)			(170,334)
Exercise of common stock options	70,000	700	36,480			37,180
Stock-based compensation expense			259,338			259,338
Net income				2,633,936		2,633,936
Balance at October 31, 2011	7,175,140	$78,716	$14,860,163	$(6,150,537)	$(1,623,475)	$7,164,867

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended October 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net income	$2,633,936	$21,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,155,478	1,946,476
Deferred tax asset allowance reversal	(1,590,219)	-
Provision for (recovery of) doubtful accounts receivable	69,301	(18,720)
Stock-based compensation expense	259,338	119,658
Changes in operating assets and liabilities:
Accounts receivable	382,079	(968,138)
Prepaid expenses and other current assets	(52,241)	(25,184)
Other assets	45,100	28,539
Accounts payable	(154,278)	574,784
Accrued expenses and other current liabilities	(58,099)	358,036
Deferred revenue	(261,975)	49,249
Accrued interest – related party	(446,211)	(661,901)
Total adjustments	348,273	1,402,799
Net cash provided by operating activities	2,982,209	1,424,162

Cash flows from investing activities
PASSUR® Network, net	(344,904)	(1,250,095)
Capitalized software development costs, net	(2,023,355)	(1,287,151)
Property, plant and equipment, net	(288,410)	(136,836)
Net cash used in investing activities	(2,656,669)	(2,674,082)

Cash flows from financing activities
Proceeds from stock issuance	4,250,000
Repayments of notes payable – related party	(4,250,000)	(250,000)
Proceeds from notes payable – related party	-	1,150,000
Private placement expenditures	(170,334)	-
Proceeds from exercise of stock options	37,180	206,363
Net cash (used in) provided by financing activities	(133,154)	1,106,363

Increase (decrease) in cash	192,386	(143,557)
Cash – beginning of year	107,069	250,626
Cash – end of year	$299,455	$107,069

Supplemental cash flow information

Notes payable – related party; settled with stock	$5,750,000	$-

Cash paid during the year for:
Interest – related party	$1,358,290	$2,036,837
Income taxes	$12,789	$26,324

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

October 31, 2011

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision.

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

Accounts receivable balances also include initial set-up fees billed when the service is performed. Revenues are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision.

The provision for doubtful accounts was $94,000 and $25,000 as of October 31, 2011 and 2010, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable. The pre-petition receivable from American Airlines is less that the provision of doubtful accounts as of October 31, 2011.

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

PASSUR® Network

The PASSUR® Network includes PASSUR® Systems and the related software workstations used for the data derived from PASSUR® Systems, as well as costs pertaining to raw material, work-in-process, and finished goods components. PASSUR® Network installations include the direct and indirect production and installation costs incurred for each of the Company-owned PASSUR® Systems, and are recorded at cost, net of accumulated depreciation of $7,695,000 and $6,331,000 as of October 31, 2011 and 2010, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR® Network assets which are not installed in the PASSUR® Network are carried at cost and no depreciation is recorded.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Capitalized Software Development Costs

The Company follows the provisions of FASB ASC 985-20 (SFAS 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.”) Capitalized software development costs are comprised of costs incurred to develop and significantly enhance software products to be sold or otherwise marketed. When technological feasibility is established, the Company begins to capitalize development costs, and once the software product is available for general release to the public, the Company begins to amortize such costs to cost of revenues.

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

The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of October 31, 2011 are recoverable through anticipated future sales of such applicable products. The Company capitalized $2,023,000 and $1,287,000 of such costs in fiscal years 2011 and 2010, respectively. The Company recorded $716,000 and $468,000 of amortization related to software development projects during fiscal years 2011 and 2010, respectively. The Company released capitalized software products for sale during fiscal years 2011 and 2010, and had other software products in development as of October 31, 2011 and 2010.

The Company did not write off any significant capitalized software projects during fiscal years 2011 and 2010.

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

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR® Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR® Network Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR® Network Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR® Network units added to the Network, which include the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR® Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as “Capitalized Assets”, and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company follows ASC 740-10 (Financial Accounting Standards Board (“FASB”) Interpretation No. 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2011, the Company did not have any uncertain tax positions. As permitted by ASC-740-10 (FIN 48), the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

Research and Development Costs

Research and development costs are expensed as incurred.

Net Income per Share Information

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share for fiscal years 2011 and 2010 are as follows:

	2011	2010

Basic weighted average shares outstanding	5,894,817	4,553,681
Effect of dilutive stock options	811,641	788,618
Diluted weighted average shares outstanding	6,706,458	5,342,299

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options	673,859	689,381

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Deferred Revenue (continued)

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

Stock-Based Compensation

The Company follows FASB ASC 718 (SFAS 123R, “Share-Based Payments”) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $259,000 and $120,000 in fiscal years 2011 and 2010, respectively, and was primarily included in selling, general, and administrative expenses.

The Company’s stock options vest over a period of three and five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2011 and 2010; risk-free interest rates of 3.51% to 4.47%, volatility factor of the expected market price of the Company’s common stock of 109% to 128%, no dividend yield, and a weighted average expected life of the stock options of 6.5 years.

Comprehensive Income

The Company’s comprehensive income is equivalent to that of the Company’s total net income for fiscal years 2011 and 2010.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We do not expect that the adoption of this disclosure-only guidance will have an impact on our consolidated financial results and becomes effective during the second quarter of fiscal 2012.

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and becomes effective during the second quarter of fiscal 2012. We do not expect this guidance will have a material impact on results of operations or financial position.

2. Property, Plant and Equipment

Property, plant and equipment consist of the following as of October 31, 2011 and 2010:

	Estimated useful lives	2011	2010

Leasehold improvements	3-5 years	$201,000	$180,000
Equipment	5-10 years	3,311,000	3,073,000
Furniture and fixtures	5-10 years	531,000	503,000
		4,043,000	3,756,000
Less accumulated depreciation and amortization		3,672,000	3,597,000
Total		$371,000	$159,000

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $75,000 and $237,000 for fiscal years 2011 and 2010, respectively. Included in equipment are $155,000 of assets in development as of October 31, 2011, and no depreciation was recorded relating to these assets.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3. PASSUR® Network

As of October 31, 2011 and 2010, the Company had $13,977,000 and $13,632,000 of Company-owned PASSUR® Systems capitalized, and $7,695,000 and $6,331,000 of accumulated depreciation related to such costs, resulting in a net asset of $6,282,000 and $7,301,000, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR® Network Systems which are not installed in the PASSUR® Network are carried at cost and no depreciation is recorded. These costs amounted to $134,000 and $168,000 as of October 31, 2011 and 2010, respectively. The Company capitalized $345,000 and $1,250,000 of costs to the PASSUR® Network during fiscal years 2011 and 2010, respectively. Included in the PASSUR® Network are $637,000 and $540,000 of costs pertaining to raw material, work-in-process, and finished goods components as of October 31, 2011 and 2010, respectively. Depreciation expense related to the Company-owned PASSUR® Network was $1,364,000 and $1,241,000 in fiscal years 2011 and 2010, respectively. The Company did not dispose of any PASSUR® Network assets in fiscal years 2011 or 2010.

4. Capitalized Software Development Costs

As of October 31, 2011 and 2010, the Company had $7,454,000 and $5,431,000 of capitalized software development costs, and $2,812,000 and $2,096,000 of accumulated amortization related to such costs, resulting in a net asset of $4,642,000 and $3,335,000, respectively. The average amortization period of the Company’s capitalized software development costs was 3.2 years as of October 31, 2011. Amortization related to capitalized software development projects was $716,000 and $468,000 in fiscal years 2011 and 2010, respectively. Beginning in fiscal year 2012, future amortization expense for capitalized software development costs where amortization has commenced, is estimated to approximate $870,000, $777,000, $626,000, $539,000, and $240,000, for the next five fiscal years, respectively. As of October 31, 2011, the Company had $1,605,000 of capitalized software development costs relating to projects in development which are not yet subject to amortization.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of October 31, 2011 and 2010:

	2011	2010

Payroll, payroll taxes, and benefits	$375,000	$286,000
Professional fees	135,000	188,000
Commissions	102,000	186,000
Consulting fees	54,000	16,000
License fees	50,000	50,000
Travel expenses	25,000	70,000
Other liabilities	100,000	103,000
Total	$841,000	$899,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

6. Notes Payable

Effective November 1, 2008, the Company entered into an agreement, renewing and extending the term of the $13,815,000 notes payable due to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, from one year to three years with a maturity of November 1, 2011. Under the agreement, beginning February 1, 2009 and effective through October 31, 2011, the interest rate was increased from 4.5% to 9%, payable as follows: interest at the annual rate of 6%, was payable in cash, and the remaining interest, at the annual rate of 3%, was payable at the option of the Company in cash or “paid in kind” and added to the principal of the notes payable. Annual interest payments were due at October 31 of each fiscal year. During October 2009, the Company entered into an agreement to extend the due date of the interest payment owed to Mr. Gilbert on October 31, 2009 to December 31, 2009. This interest payment was paid in full by the Company prior to the extended due date. During fiscal year 2009, Mr. Gilbert loaned the Company an additional $100,000, bringing the principal amount of the notes payable due to Mr. Gilbert to $13,915,000 on October 31, 2009.

In fiscal year 2010, Mr. Gilbert loaned the Company an additional $1,150,000, which was used in part to fund the prior fiscal year’s interest payment, thereby increasing the principal balance of the notes payable to $15,065,000. During fiscal year 2010, the Company paid fiscal year 2010 interest to Mr. Gilbert of $914,000, representing the entire cash portion of the fiscal year 2010 interest due, thereby meeting the cash payment requirements of the loan agreement. Total cash payments for interest made to Mr. Gilbert in fiscal year 2010 were $2,037,000, including the remaining fiscal year 2009 interest payment. The balance of the fiscal year 2010 interest payable of $446,000 was accrued. In October 2010, the Company made a $250,000 principal payment, reducing the loan principal to $14,815,000, resulting in a total of $15,261,000 due to Mr. Gilbert on October 31, 2010.

On May 9, 2011, as a result of the transactions described in “Private Placement” below, the Company’s outstanding notes payable to Mr. Gilbert were reduced by $10,000,000, and a new note payable was issued to Mr. Gilbert in the amount of $4,815,000. The new note payable bears a maturity date of November 1, 2014 and an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% will be payable in cash, and the remaining interest of 3% per annum will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments are to be made annually on October 31 of each year. On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued.

During fiscal year 2011, the Company paid fiscal year 2011 interest to Mr. Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to Mr. Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment.

The Company has received a commitment from Mr. Gilbert, dated January 4, 2012, that if the Company, at any time, is unable to meet its obligations through January 4, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7. Private Placement

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

In addition, on the same day, the Company entered into a debt conversion agreement with Mr. Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by Mr. Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to Mr. Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion. In addition, on the same day, the Company entered into a debt conversion agreement with Mr. Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by Mr. Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to Mr. Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion. The stock issued by the Company to Mr. Gilbert was done so based on the trading price of the Company’s stock and thus considered to be fair value based on a Level 1 input per ASC Topic 820, “Fair Value Measurements and Disclosures”, and accordingly no gain or loss resulted from the conversion.

The new note payable bears a maturity date of November 1, 2014 and an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% will be payable in cash, and the remaining interest of 3% per annum will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments will be made annually on October 31 of each year.

On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued.

8. Leases

The Company’s headquarters, located in Stamford, Connecticut, are subject to a lease for the five year period ending January 21, 2015, at an average annual rental rate of $209,000. The Company’s software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2012, at an annual rental rate of $113,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement.

Contractual obligations
Fiscal Year Ended October 31:	under operating leases

2012	$ 359,000
2013	213,000
2014	218,000
2015	51,000
2016	-
Total minimum contractual obligations	$ 841,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Income Taxes

The Company’s provision for income taxes in each fiscal year consists of current state, and local minimum taxes.

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate for fiscal years 2011 and 2010 is as follows:

	2011		2010
	Amount	Percent	Amount	Percent

U.S. statutory tax	$361,000	34.0%	$23,000	34.0%
Decrease in valuation allowance	(2,018,000)	(190.1)	(83,000)	(122.3)
Permanent differences	73,000	6.9	(38,000)	(56.8)
NOL stock-compensation adjustment	-	-	116,000	171.4
State tax, net of federal benefit	12,000	1.1	30,000	45.1
Other, net	-	-	(2,000)	(3.0)
Effective tax rate	$(1,572,000)	(148.1)%	$46,000	68.4%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2011 and 2010 is as follows:

	2011	2010

Deferred tax assets and liabilities:
Net operating loss carry-forward	$4,696,000	$4,924,000
Accrued interest	-	178,000
Accrued vacation	103,000	78,000
Allowance for doubtful accounts receivable	40,000	10,000
Stock compensation-nonqualified	41,000	7,000
Contributions	-	4,000
Depreciation	(984,000)	(802,000)
Deferred tax assets and liabilities	3,896,000	4,399,000
Less: valuation allowance	(2,306,000)	(4,399,000)
Net deferred tax assets and liabilities	$1,590,000	$-

The income tax (benefit) provision for fiscal years ended October 31, 2011 and 2010, consisted of the following:

	2011	2010

Current:
Federal	$-	$-
State	18,000	46,000
Income tax provision-current	18,000	46,000

Deferred:
Federal	(1,232,000)	-
State	(358,000)	-
Total income tax (benefit) provision	$(1,572,000)	$46,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

At October 31, 2011, the Company had available a federal net operating loss carry-forward of $12,014,000 for income tax purposes, which will expire in various tax years from 2012 through 2029. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. During 2011 the Company reversed $1,590,000 of a total valuation allowance of $3,896,000 related to deferred tax assets, since it was determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating whether or not to realize a deferred tax asset, the Company considered all available positive and negative evidence, including past operating results and a forecast of future taxable income.

10.  Stock Options

In fiscal year 2009, the Company’s Board of Directors approved the Company’s 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company’s common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company’s common stock as of October 31, 2010. During fiscal year 2011, the plan was amended for the granting of another 500,000 stock option shares, for a total provision of 1,500,000 stock option shares of the Company’s common stock as of October 31, 2011. The Company's prior stock option plan, which provided for the granting of stock options for up to 2,200,000 shares of the Company's common stock, expired during fiscal year 2009. The stock option’s exercise price per share is typically the fair market value of the Company’s common stock at the date of grant. Stock options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company’s common stock must exercise their stock options within five years of the date of the grant, and are exercisable at 110% of the fair market value of the Company’s common stock at the date of grant.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate. In addition, the Company’s stock options have characteristics significantly different from those of traded options.

There were 538,000 shares of common stock reserved for future issuance under the Company’s 2009 stock option plan as of October 31, 2011. For fiscal year 2011 stock-based compensation expense of $259,000 was primarily charged to selling, general, and administrative expense, consisting of $41,000 for stock options granted during fiscal year 2011 and $218,000 for stock options granted prior to October 31, 2010. There was $955,000 of unrecognized stock-based compensation costs related to non-vested, stock-based compensation arrangements, expected to be recognized over a weighted average period of 3.3 years as of October 31, 2011. The Company had 397,800 unvested stock options as of October 31, 2011.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

10.  Stock Options (continued)

Information with respect to the Company’s stock options for fiscal years 2011 and 2010 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Stock options outstanding at November 1, 2009	1,627,000	$ .70
Stock options granted in fiscal year 2010	394,500	$3.32
Stock options exercised in fiscal year 2010	(397,500)	$ .52
Stock options forfeited and expired in fiscal year 2010	(146,000)	$1.23
Outstanding at October 31, 2010	1,478,000	$1.40
Stock options granted in fiscal year 2011	80,000	$3.73
Stock options exercised in fiscal year 2011	(70,000)	$ .53
Stock options forfeited in fiscal year 2011	(82,500)	$2.97
Stock options outstanding at October 31, 2011	1,405,500	$1.49	4.7	$2,084,000
Stock options exercisable at October 31, 2011	1,007,700	$ .75	3.2	$ 756,000

The weighted average grant date fair value of the Company’s stock options granted during fiscal years 2011 and 2010 was $3.90 and $2.42, respectively. The total intrinsic value of stock options exercised was $37,000 and $206,000 during fiscal years 2011 and 2010, respectively.

11. Major Customers

The Company’s principal business is to provide its customers business intelligence and predictive analytics solutions serving the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

Two customers accounted for 32% and 23% of total revenues for fiscal years 2011 and 2010, respectively. One customer, a U.S. government agency, accounted for 21% of total revenues, or $2,843,000, and one customer accounted for 11% of total revenues, or $1,500,000, for fiscal year 2011. American Airlines accounted for 12% of total revenues, or $1,313,000, and one customer accounted for 11% of total revenues, or $1,191,000, for fiscal year 2010. There were no significant past due accounts receivable balances for these customers as of the fiscal year ended October 31, 2011.

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision. The pre-petition receivable from American Airlines is less that the provision of doubtful accounts as of October 31, 2011.

The Company had foreign sales of $217,000 and $147,000 in fiscal years 2011 and 2010, respectively. All sales, including foreign sales, are denominated in U.S. dollars.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

12. Royalty Agreement

The Company is a party to a license agreement, as amended in fiscal year 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR® Systems for use with airline dispatch systems and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR® Systems and/or data subscriptions for noise applications, dispatch activities, and new applications based on modifications to existing designs. Under the terms of agreement, the Company paid a royalty based on the number of PASSUR® Systems sold and/or installed and generating subscription revenues, subject to a minimum annual royalty of $75,000. During fiscal year 2009, the Company amended the agreement to a fixed fee royalty of $50,000 per year. The Company had $50,000 accrued as a component of accrued expenses and other accrued liabilities as of October 31, 2011 and 2010. This license agreement is in effect until the date of expiration of the last licensed patent to expire, which occurs in 2013.