Form 10-Q
period 2012-01-31
PASSUR Aerospace, Inc.
filed 2012-03-16
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2012

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

Yes [_]   No [X]

There were 7,175,140 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of March 7, 2012.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

		Page

PART I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011.	3

	Consolidated Statements of Income (unaudited)	4
	Three months ended January 31, 2012 and 2011.

	Consolidated Statements of Cash Flows (unaudited)	5
	Three months ended January 31, 2012 and 2011.

	Notes to Consolidated Financial Statements (unaudited) – January 31, 2012.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4.	Controls and Procedures.	14

PART II.	Other Information	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	15

Signatures.		16

PART I: Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	January 31,	October 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash	$451,874	$299,455
Accounts receivable, net	1,266,523	1,402,521
Deferred tax asset, current	509,440	509,440
Prepaid expenses and other current assets	564,349	321,343
Total current assets	2,792,186	2,532,759

PASSUR® Network, net	6,132,230	6,282,031
Capitalized software development costs, net	4,938,648	4,642,374
Property, plant and equipment, net	419,364	371,330
Deferred tax asset, non-current	1,080,779	1,080,779
Other assets	224,210	208,930
Total assets	$15,587,417	$15,118,203

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$558,078	$828,153
Accrued expenses and other current liabilities	861,709	840,730
Deferred revenue, current portion	1,477,817	1,280,834
Total current liabilities	2,897,604	2,949,717

Deferred revenue, less current portion	257,696	188,739
Notes payable - related party	4,814,880	4,814,880
	7,970,180	7,953,336
Commitment and contingencies

Stockholders’ equity:
Preferred shares - authorized 5,000,000 shares, par value $.01 per share; none issued or outstanding	-	-
Common shares - authorized 10,000,000 shares, par value $.01 per share; issued and outstanding 7,871,640 in fiscal 2012 and 2011	78,716	78,716
Additional paid-in capital	14,932,443	14,860,163
Accumulated deficit	(5,770,447)	(6,150,537)
	9,240,712	8,788,342
Treasury stock, at cost, 696,500 shares in fiscal 2012 and 2011	(1,623,475)	(1,623,475)
Total stockholders’ equity	7,617,237	7,164,867
Total liabilities and stockholders’ equity	$15,587,417	$15,118,203

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three months ended January 31,
	2012	2011

Revenues	$3,463,784	$3,510,396

Cost and expenses:
Cost of revenues	1,675,778	1,499,587
Research and development	95,738	75,160
Selling, general, and administrative expenses	1,238,350	1,274,528
	3,009,866	2,849,275

Income from operations	453,918	661,121

Interest expense - related party	73,828	351,005
Net income	$380,090	$310,116

Net income per common share - basic	$.05	$.07
Net income per common share - diluted	$.05	$.06

Weighted average number of common shares outstanding - basic	7,175,140	4,691,448
Weighted average number of common shares outstanding - diluted	8,012,448	5,505,012

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2012	2011
Cash flows from operating activities
Net income	$380,090	$310,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600,200	489,838
(Recovery of) provision for doubtful accounts receivable	(4,372)	55,526
Stock-based compensation expense	72,280	70,112
Changes in operating assets and liabilities:
Accounts receivable	140,370	258,694
Prepaid expenses and other current assets	(243,006)	(301,685)
Other assets	(15,280)	60,991
Accounts payable	(270,075)	(401,131)
Accrued expenses and other current liabilities	20,979	72,646
Deferred revenue	265,940	(64,137)
Accrued interest - related party	-	351,005
Total adjustments	567,036	591,859
Net cash provided by operating activities	947,126	901,975

Cash flows from investing activities
PASSUR® Network	(194,419)	(42,993)
Software development costs	(529,420)	(566,671)
Property, plant and equipment	(70,868)	(12,432)
Net cash used in investing activities	(794,707)	(622,096)

Increase in cash	152,419	279,879
Cash - beginning of period	299,455	107,069
Cash - end of period	$451,874	$386,948

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$73,828	$-
Income taxes	$21,325	$8,865

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

January 31, 2012

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

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2011, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at January 31, 2012, and its consolidated results of operations and cash flows for the three months ended January 31, 2012 and 2011.

Management is addressing the Company’s working capital deficiency by aggressively marketing the Company’s PASSUR® Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. Additionally, if the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through March 7, 2013.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2012.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Principles of Consolidation

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition Policy

The Company follows the provisions of FASB ASC 985-605 (“Software Revenue Recognition”), as amended. ASC 985-605 delineates the accounting practices for software products, maintenance, support services, and professional services revenue. Under ASC 985-605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collection of the resulting receivable is probable. The Company recognizes service and maintenance revenues on a straight-line basis over the service contract period. Revenues for data subscription services are recognized on a monthly basis upon the execution of an agreement and the customer’s receipt of the data. The Company performs certain professional services for customers on a subscription basis that have stand-alone value. Such subscription-based professional services are recognized over the subscription period.

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

The provision for doubtful accounts was $89,000 and $94,000 as of January 31, 2012 and October 31, 2011, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of January 31, 2012 are recoverable through anticipated future sales of such applicable products.

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

Fair Value of Financial Instruments

The recorded amounts of the Company’s receivables and payables approximate their fair values, principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company’s related party debt is held by its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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

Net Income per Share Information

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

	For the three months ended January 31,
	2012	2011
Basic weighted average shares outstanding	7,175,140	4,691,448
Effect of dilutive stock options	837,308	813,564
Diluted weighted average shares outstanding	8,012,448	5,505,012
Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive
Stock options	573,192	689,436

Stock-Based Compensation

The Company follows FASB ASC 718 (“Share-Based Payments”) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $72,000 and $70,000 for the three months ended January 31, 2012 and 2011, respectively, and was primarily included in selling, general, and administrative expenses.

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

On May 9, 2011, the Company entered into securities purchase agreements to sell shares of the Company’s common stock, subject to trading restrictions, in a private placement financing with a select group of accredited investors, including certain members of the Board of Directors of the Company, resulting in aggregate gross proceeds of $4,250,000. In addition, on the same day, the Company entered into a debt conversion agreement with Mr. Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to Mr. Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by Mr. Gilbert into shares of common stock, subject to trading restrictions. As a result of these transactions, the Company’s outstanding notes payable to Mr. Gilbert were reduced by $10,000,000, and a new note payable was issued to Mr. Gilbert in the amount of $4,815,000. The new note payable bears a maturity date of November 1, 2014 and an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% will be payable in cash, and the remaining interest of 3% per annum will be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable. Interest payments are to be made annually on October 31 of each year. On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued.

During fiscal year 2011, the Company paid fiscal year 2011 interest to Mr. Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to Mr. Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment. The Company has paid all interest due on the note payable through January 31, 2012.

The Company has received a commitment from Mr. Gilbert, dated March 7, 2012, that if the Company, at any time, is unable to meet its obligations through March 7, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

Revenues decreased by $47,000, or 1%, to $3,464,000, for the three months ended January 31, 2012, as compared to the same period in fiscal year 2011. New customer subscriptions and existing customer upgrades to the Company’s suite of software applications increased by $70,000 in the period, but were more than offset by a reduction of $117,000 in professional services income as a result of the completion of a consulting assignment. The Company ccontinues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers’ needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

Cost of revenues increased by $176,000, or 12%, for the three months ended January 31, 2012, as compared to the same period in fiscal year 2011, primarily due to increases in communication costs of $156,000 and depreciation and amortization of $117,000, partially offset by a decrease of $108,000 in consulting fees.

Research and Development

Research and development expenses increased by $21,000, or 27%, for the three months ended January 31, 2012, as compared to the same period in fiscal year 2011, primarily due to an increase in payroll and related costs. The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop new applications for its customers. There were no customer-sponsored research and development activities during the three months ended January 31, 2012 or 2011. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $36,000, or 3%, for the three months ended January 31, 2012, as compared to the same period in fiscal year 2011, primarily due to a decrease in consulting fees.

Income from Operations

Revenues decreased by $47,000, or 1%, to $3,464,000, total costs and expenses increased by $161,000, or 6%, to $3,010,000, and income from operations decreased by $207,000, or 31%, to $454,000 for the three months ended January 31, 2012, as compared to the same period in fiscal year 2011.

Interest Expense – Related Party

Interest expense – related party decreased by $277,000, or 79%, for the three months ended January 31, 2012, as compared to the same period in fiscal year 2011 due to the transaction that reduced its outstanding notes payable to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, by $10,000,000, as well as the amendment to the note payable agreement which reduced the annual interest rate from 9% to 6%.

Net Income

The Company had net income of $380,000, or $0.05 per diluted share, for the three months ended January 31, 2012, as compared to net income of $310,000, or $0.06 per diluted share, for the same period in fiscal year 2011.

Liquidity and Capital Resources

The Company’s current liabilities exceeded current assets by $105,000 at January 31, 2012. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $4,815,000 at January 31, 2012, with a maturity of November 1, 2014. The Company’s stockholders’ equity was $7,617,000 at January 31, 2012. The Company had net income of $380,000 for the three months ended January 31, 2012.

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

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from Mr. Gilbert, dated March 7, 2012, that if the Company, at any time, is unable to meet its obligations through March 7, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

Net cash provided by operating activities was $947,000 for the three months ended January 31, 2012, and consisted of $668,000 non-cash items, primarily depreciation and amortization of $600,000, and $380,000 of net income, offset by a decrease in accounts payable, primarily due to the timing of vendor invoice payments. Net cash used in investing activities was $795,000 for the three months ended January 31, 2012, expended primarily for capitalized software development costs and additions to the PASSUR® Network. There was no net cash used in, or provided by, financing activities for the three months ended January 31, 2012.

The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations due to the downturn in the current economy, the continued war on terrorism, and increases in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2012. During such period, the Company does not anticipate borrowing additional funds from Mr. Gilbert, although it has received a commitment from Mr. Gilbert to do so if the Company requires additional funds.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company’s business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2012.

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

PART II. Other Information

Item 5. Other Information.

On March 7, 2012, the Company’s significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through March 7, 2013. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6. Exhibits.

10.1	Commitment of G.S. Beckwith Gilbert, dated March 7, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation

___________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: March 16, 2012	By:	/s/ James T. Barry James T. Barry, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2012	By:	/s/ Jeffrey P. Devaney Jeffrey P. Devaney, Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)