Form 10-Q
period 2012-04-30
PASSUR Aerospace, Inc.
filed 2012-06-13
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2012

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

Yes [  ]    No [X]

There were 7,193,140 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of June 4, 2012.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

		Page

PART I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets as of April 30, 2012 (unaudited) and October 31, 2011.	3

	Consolidated Statements of Income (unaudited)	4
	Six months ended April 30, 2012 and 2011.

	Consolidated Statements of Income (unaudited)	5
	Three months ended April 30, 2012 and 2011.

	Consolidated Statements of Cash Flows (unaudited)	6
	Six months ended April 30, 2012 and 2011.

	Notes to Consolidated Financial Statements (unaudited) – April 30, 2012.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II. Other Information		15

Item 5.	Other Information.	15

Item 6.	Exhibits.	16

Signatures.		17

PART I: Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	April 30,	October 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$308,534	$299,455
Accounts receivable, net	1,311,768	1,402,521
Deferred tax asset, current	509,440	509,440
Prepaid expenses and other current assets	478,156	321,343
Total current assets	2,607,898	2,532,759

PASSUR® Network, net	6,400,050	6,282,031
Capitalized software development costs, net	5,237,568	4,642,374
Property, plant and equipment, net	504,302	371,330
Deferred tax asset, non-current	1,080,779	1,080,779
Other assets	215,500	208,930
Total assets	$16,046,097	$15,118,203

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$627,575	$828,153
Accrued expenses and other current liabilities	723,602	840,730
Deferred revenue, current portion	1,411,250	1,280,834
Total current liabilities	2,762,427	2,949,717

Deferred revenue, less current portion	246,781	188,739
Notes payable – related party	4,814,880	4,814,880
	7,824,088	7,953,336
Commitment and contingencies

Stockholders’ equity:
Preferred shares – authorized 5,000,000 shares, par value $.01 per share; none issued or outstanding	-	-
Common shares – authorized 10,000,000 shares, par value $.01 per share; issued and outstanding 7,889,640 in fiscal year 2012 and 7,871,640 in fiscal year 2011	78,896	78,716
Additional paid–in capital	14,977,632	14,860,163
Accumulated deficit	(5,211,044)	(6,150,537)
	9,845,484	8,788,342
Treasury stock, at cost, 696,500 shares in fiscal years 2012 and 2011	(1,623,475)	(1,623,475)
Total stockholders’ equity	8,222,009	7,164,867
Total liabilities and stockholders’ equity	$16,046,097	$15,118,203

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Six months ended April 30,
	2012	2011

Revenues	$6,995,788	$6,875,087

Cost and expenses:
Cost of revenues	3,179,401	2,974,282
Research and development	213,332	151,475
Selling, general, and administrative expenses	2,512,511	2,617,537
	5,905,244	5,743,294

Income from operations	1,090,544	1,131,793

Interest expense – related party	146,051	690,564
Income before income taxes	944,493	441,229
Provision for income taxes	5,000	9,563
Net income	$939,493	$431,666

Net income per common share – basic	$.13	$.09
Net income per common share – diluted	$.12	$.08

Weighted average number of common shares outstanding – basic	7,176,624	4,700,509
Weighted average number of common shares outstanding – diluted	8,003,504	5,500,496

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three months ended April 30,
	2012	2011

Revenues	$3,532,004	$3,364,691

Cost and expenses:
Cost of revenues	1,503,623	1,474,695
Research and development	117,594	76,315
Selling, general, and administrative expenses	1,274,161	1,343,009
	2,895,378	2,894,019

Income from operations	636,626	470,672

Interest expense – related party	72,223	339,559
Income before income taxes	564,403	131,113
Provision for income taxes	5,000	9,563
Net income	$559,403	$121,550

Net income per common share – basic	$.08	$.03
Net income per common share – diluted	$.07	$.02

Weighted average number of common shares outstanding – basic	7,178,140	4,709,875
Weighted average number of common shares outstanding – diluted	8,006,908	5,526,169

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, In. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2012	2011
Cash flows from operating activities
Net income	$939,493	$431,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,201,083	987,303
Provision for doubtful accounts receivable	11,527	51,376
Stock-based compensation expense	107,749	141,169
Changes in operating assets and liabilities:
Accounts receivable	79,226	443,970
Prepaid expenses and other current assets	(156,813)	(157,015)
Other assets	(6,570)	101,634
Accounts payable	(200,578)	(543,427)
Accrued expenses and other current liabilities	(117,128)	1,497
Deferred revenue	188,458	(142,248)
Accrued interest – related party	-	143,648
Total adjustments	1,106,954	1,027,907
Net cash provided by operating activities	2,046,447	1,459,573

Cash flows from investing activities
PASSUR® Network	(810,887)	(130,737)
Software development costs	(1,056,795)	(1,090,714)
Property, plant and equipment	(179,586)	(46,390)
Net cash used in investing activities	(2,047,268)	(1,267,841)

Cash flows from financing activities
Private placement expenditures	-	(145,718)
Proceeds from exercise of stock options	9,900	25,000
Net cash provided by (used in) financing activities	9,900	(120,718)

Increase in cash	9,079	71,014
Cash – beginning of period	299,455	107,069
Cash – end of period	$308,534	$178,083

Supplemental cash flow information
Cash paid during the period for:
Interest – related party	$149,051	$546,916
Income taxes	$-	$8,884

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

April 30, 2012

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

The Company serves most major airlines (including six of the top eight North American airlines, as well as the top five hub and spoke airlines), approximately sixty airport customers (including twenty three of the top thirty North American airports), and more than two hundred corporate aviation customers, as well as the U.S. government, including the Federal Aviation Administration and Transportation Security Administration.

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

Management is addressing the Company’s working capital deficiency by aggressively marketing the Company’s PASSUR® Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. Additionally, if the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through June 4, 2013.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2011, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at April 30, 2012, and its consolidated results of operations and cash flows for the six months ended April 30, 2012 and 2011.

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

American Airlines’ parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision.

Accounts receivable balances also include initial set-up fees billed when the service is performed. Revenues are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

The provision for doubtful accounts was $105,000 and $94,000 as of April 30, 2012 and October 31, 2011, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable. The pre-petition receivable from American Airlines is less that the provision for doubtful accounts as of April 30, 2012 and October 31, 2011.

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

The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of April 30, 2012 are recoverable through anticipated future sales of such applicable products.

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

Net Income per Share Information

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

	For the three months ended		For the six months ended
	April 30,		April 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	7,178,140	4,709,875	7,176,624	4,700,509
Effect of dilutive stock options	828,768	816,294	826,880	799,987
Diluted weighted average shares outstanding	8,006,908	5,526,169	8,003,504	5,500,496

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options	512,732	699,206	514,620	715,513

Stock-Based Compensation

The Company follows FASB ASC 718 (SFAS 123R, “Share-Based Payments”) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $35,000 and $108,000, and $71,000 and $141,000, for the three and six months ended April 30, 2012 and 2011, respectively, and was primarily included in selling, general, and administrative expenses.

3. Notes Payable – Related Party

The Company had a note payable to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, of $4,815,000 as of April 30, 2012 and October 31, 2011. The note payable bears a maturity date of November 1, 2014, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. During fiscal year 2011, the Company paid fiscal year 2011 interest to Mr. Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to Mr. Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment. The Company has paid all interest incurred on the note payable through April 30, 2012.

The Company has received a commitment from Mr. Gilbert, dated June 4, 2012, that if the Company, at any time, is unable to meet its obligations through June 4, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

The Company serves most major airlines (including six of the top eight North American airlines, as well as the top five hub and spoke airlines), approximately sixty airport customers (including twenty three of the top thirty North American airports), and more than two hundred corporate aviation customers, as well as the U.S. government, including the Federal Aviation Administration and Transportation Security Administration.

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

Revenues increased by $167,000, or 5%, and $121,000, or 2%, to $3,532,000 and $6,996,000, for the three and six months ended April 30, 2012, respectively, as compared to the same periods in fiscal year 2011. New customer subscriptions and existing customer upgrades to the Company’s suite of software applications increased by $180,000 and $251,000, offset by a reduction of $13,000 and $130,000 in professional services income as a result of the completion of a consulting assignment, respectively. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers’ needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

Cost of revenues increased by $29,000, or 2%, and $205,000, or 7%, for the three and six months ended April 30, 2012, respectively, as compared to the same periods in fiscal year 2011, primarily due to increases in communication costs of $101,000 and $257,000 and depreciation and amortization of $102,000 and $219,000, offset by a decrease in consulting fees. In addition, when the Company manufactures its PASSUR® Network Systems, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed, as a component of costs of revenue. For the three and six months ended April 30, 2012, manufacturing activity occurred, as compared to no such activity during the same periods in fiscal year 2011, which resulted in a decrease in cost of revenues of $125,000 and $171,000, respectively.

Research and Development

Research and development expenses increased by $41,000, or 54%, and $62,000, or 41%, for the three and six months ended April 30, 2012, respectively, as compared to the same periods in fiscal year 2011, primarily due to an increase in payroll and related costs. The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop new applications for its customers. There were no customer-sponsored research and development activities during the six months ended April 30, 2012 or 2011. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $69,000, or 5%, and $105,000, or 4%, for the three and six months ended April 30, 2012, respectively, as compared to the same periods in fiscal year 2011, primarily due to decreases in consulting fees, legal fees, and payroll and related costs.

Income from Operations

Revenues increased by $167,000, or 5%, and $121,000, or 2%, to $3,532,000 and $6,996,000, costs and expenses increased by $1,000, or 0%, and $162,000, or 3%, to $2,895,000 and $5,905,000, and income from operations increased by $166,000, or 35%, to $637,000 for the three months ended April 30, 2012, and decreased by $41,000 or 4%, to $1,091,000 for the six months ended April 30, 2012, as compared to the same periods in fiscal year 2011.

Interest Expense – Related Party

Interest expense – related party decreased by $267,000, or 79%, and $545,000, or 79%, for the three and six months ended April 30, 2012, respectively, as compared to the same periods in fiscal year 2011, due to the transactions in fiscal year 2011 that reduced the Company’s outstanding notes payable to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, by $10,000,000, as well as the amendment to the note payable which reduced the annual interest rate from 9% to 6%.

Net Income

The Company had net income of $559,000, or $0.07 per diluted share, and $939,000 or $0.12 per diluted share, for the three and six months ended April 30, 2012, respectively, as compared to net income of $122,000, or $0.02 per diluted share, and $432,000 or $0.08 per diluted share, for the same periods in fiscal year 2011.

Liquidity and Capital Resources

The Company’s current liabilities exceeded current assets by $155,000 at April 30, 2012. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $4,815,000 at April 30, 2012, with a maturity of November 1, 2014. The Company’s stockholders’ equity was $8,222,000 at April 30, 2012. The Company had net income of $939,000 for the six months ended April 30, 2012.

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

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from Mr. Gilbert, dated June 4, 2012, that if the Company, at any time, is unable to meet its obligations through June 4, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

Net cash provided by operating activities was $2,046,000 for the six months ended April 30, 2012, and consisted of $1,320,000 non-cash items, primarily depreciation and amortization of $1,201,000, as well as $939,000 of net income, offset by a decrease in accounts payable, primarily due to the timing of vendor invoice payments. Net cash used in investing activities was $2,047,000 for the six months ended April 30, 2012, expended primarily for capitalized software development costs and additions to the PASSUR® Network. Net cash provided by financing activities was $10,000 for the six months ended April 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2012.

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

PART II. Other Information

Item 5. Other Information.

On June 4, 2012, the Company’s significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through June 4, 2013. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6. Exhibits.

10.1	Commitment of G.S. Beckwith Gilbert, dated June 4, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation

___________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: June 13, 2012 By:	/s/ James T. Barry
James T. Barry,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 13, 2012 By:	/s/ Jeffrey P. Devaney
Jeffrey P. Devaney,
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)