Form 10-Q
period 2012-07-31
PASSUR Aerospace, Inc.
filed 2012-09-14
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2012

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

Yes [_]    No [X]

There were 7,193,140 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of September 4, 2012.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 31, 2012 (unaudited) and October 31, 2011.	3

	Consolidated Statements of Income (unaudited)	4
	Nine months ended July 31, 2012 and 2011.

	Consolidated Statements of Income (unaudited)	5
	Three months ended July 31, 2012 and 2011.

	Consolidated Statements of Cash Flows (unaudited)	6
	Nine months ended July 31, 2012 and 2011.

	Notes to Consolidated Financial Statements (unaudited) – July 31, 2012.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II. Other Information		16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

Signatures.		17

PART I: Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	July 31,	October 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$544,343	$299,455
Accounts receivable, net	1,006,605	1,402,521
Deferred tax asset, current	509,440	509,440
Prepaid expenses and other current assets	188,989	321,343
Total current assets	2,249,377	2,532,759

PASSUR® Network, net	6,302,555	6,282,031
Capitalized software development costs, net	5,468,355	4,642,374
Property, plant and equipment, net	640,514	371,330
Deferred tax asset, non-current	1,080,779	1,080,779
Other assets	200,913	208,930
Total assets	$15,942,493	$15,118,203

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$361,450	$828,153
Accrued expenses and other current liabilities	798,205	840,730
Deferred revenue, current portion	1,300,790	1,280,834
Total current liabilities	2,460,445	2,949,717

Deferred revenue, less current portion	216,235	188,739
Notes payable – related party	4,814,880	4,814,880
	7,491,560	7,953,336
Commitment and contingencies

Stockholders’ equity:
Preferred shares – authorized 5,000,000 shares, par value $.01 per share; none issued or outstanding	-	-
Common shares – authorized 10,000,000 shares, par value $.01 per share; issued and outstanding 7,889,640 in fiscal year 2012 and 7,871,640 in fiscal year 2011	78,896	78,716
Additional paid–in capital	15,050,386	14,860,163
Accumulated deficit	(5,054,874)	(6,150,537)
	10,074,408	8,788,342
Treasury stock, at cost, 696,500 shares in fiscal years 2012 and 2011	(1,623,475)	(1,623,475)
Total stockholders’ equity	8,450,933	7,164,867
Total liabilities and stockholders’ equity	$15,942,493	$15,118,203

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Nine months ended July 31,
	2012	2011

Revenues	$9,942,653	$10,207,901

Cost and expenses:
Cost of revenues	4,583,324	4,477,047
Research and development	357,412	327,012
Selling, general, and administrative expenses	3,670,603	4,004,265
	8,611,339	8,808,324

Income from operations	1,331,314	1,399,577

Interest expense – related party	219,880	823,807
Income before income taxes	1,111,434	575,770
Provision for income taxes	15,771	17,128
Net income	$1,095,663	$558,642

Net income per common share – basic	$.15	$.10
Net income per common share – diluted	$.14	$.09

Weighted average number of common shares outstanding – basic	7,182,169	5,463,353
Weighted average number of common shares outstanding – diluted	8,011,755	6,262,776

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three months ended July 31,
	2012	2011

Revenues	$2,946,865	$3,332,814

Cost and expenses:
Cost of revenues	1,403,923	1,502,765
Research and development	144,080	175,537
Selling, general, and administrative expenses	1,158,739	1,386,728
	2,706,742	3,065,030

Income from operations	240,123	267,784

Interest expense – related party	73,828	133,243
Income before income taxes	166,295	134,541
Provision for income taxes	10,125	7,565
Net income	$156,170	$126,976

Net income per common share – basic	$.02	$.02
Net income per common share – diluted	$.02	$.02

Weighted average number of common shares outstanding – basic	7,193,140	6,945,036
Weighted average number of common shares outstanding – diluted	8,018,570	7,782,608

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2012	2011
Cash flows from operating activities
Net income	$1,095,663	$558,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,805,593	1,566,721
(Recovery of) provision for doubtful accounts receivable	(14,967)	55,010
Stock-based compensation expense	180,503	221,700
Changes in operating assets and liabilities:
Accounts receivable	410,883	555,392
Prepaid expenses and other current assets	132,354	(83,310)
Other assets	8,017	30,829
Accounts payable	(466,703)	(356,129)
Accrued expenses and other current liabilities	(42,525)	(30,118)
Deferred revenue	47,452	(317,586)
Accrued interest – related party	-	(158,854)
Total adjustments	2,060,607	1,483,655
Net cash provided by operating activities	3,156,270	2,042,297

Cash flows from investing activities
PASSUR® Network	(1,057,936)	(218,306)
Software development costs	(1,523,468)	(1,513,657)
Property, plant and equipment	(339,878)	(103,847)
Net cash used in investing activities	(2,921,282)	(1,835,810)

Cash flows from financing activities
Proceeds from stock issuance	-	4,250,000
Repayments of notes payable – related party	-	(4,250,000)
Private placement expenditures	-	(170,334)
Proceeds from exercise of stock options	9,900	37,180
Net cash provided by (used in) financing activities	9,900	(133,154)

Increase in cash	244,888	73,333
Cash – beginning of period	299,455	107,069
Cash – end of period	$544,343	$180,402

Supplemental cash flow information

Notes payable – related party; settled with stock	$-	$5,750,000

Cash paid during the period for:
Interest – related party	$219,880	$982,661
Income taxes	$-	$11,449

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

July 31, 2012

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

Management is addressing the Company’s working capital deficiency by aggressively marketing the Company’s PASSUR® Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. Additionally, if the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has received an unconditional and irrevocable commitment from its significant shareholder and Chairman to receive the necessary continuing financial support to meet such obligations through September 5, 2013.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2011, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position at July 31, 2012, and its consolidated results of operations and cash flows for the nine months ended July 31, 2012 and 2011.

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

Accounts receivable balances also include initial set-up fees billed when the service is performed. Set-up revenues are recognized on a straight-line basis over the estimated life of the customer relationship period, typically five years.

The provision for doubtful accounts was $79,000 and $94,000 as of July 31, 2012 and October 31, 2011, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable. The pre-petition receivable from American Airlines is less that the provision for doubtful accounts as of July 31, 2012 and October 31, 2011.

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

The assessment of recoverability of capitalized software development costs requires the exercise of judgment by management. In the opinion of management, all such costs capitalized as of July 31, 2012 are recoverable through anticipated future sales of such applicable products.

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

Net Income per Share Information

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2012	2011	2012	2011

Basic weighted average shares outstanding	7,193,140	6,945,036	7,182,169	5,463,353
Effect of dilutive stock options	825,430	837,572	829,586	799,423
Diluted weighted average shares outstanding	8,018,570	7,782,608	8,011,755	6,262,776

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options	551,070	647,928	546,914	686,077

Stock-Based Compensation

The Company follows FASB ASC 718 (SFAS 123R, “Share-Based Payments”) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $73,000 and $181,000, and $81,000 and $222,000, for the three and nine months ended July 31, 2012 and 2011, respectively, and was primarily included in selling, general, and administrative expenses.

3. Notes Payable – Related Party

The Company had a note payable to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, of $4,815,000 as of July 31, 2012 and October 31, 2011. The note payable bears a maturity date of November 1, 2014, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. During fiscal year 2011, the Company paid fiscal year 2011 interest to Mr. Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to Mr. Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment. The Company has paid all interest incurred on the note payable through July 31, 2012.

The Company has received a commitment from Mr. Gilbert, dated September 5, 2012, that if the Company, at any time, is unable to meet its obligations through September 5, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

Revenues decreased $386,000, or 12%, and $265,000, or 3%, to $2,947,000 and $9,943,000, for the three and nine months ended July 31, 2012, respectively, as compared to the same periods in fiscal year 2011. Customer subscriptions and existing customer upgrades to the Company’s suite of software applications decreased $118,000 and increased $133,000, and professional services income decreased $268,000 and $398,000, as a result of the completion of a consulting assignment for the three and nine months ended July 31, 2012, respectively, as compared to the same periods in fiscal year 2011. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers’ needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

Cost of revenues decreased $99,000, or 7%, for the three months ended July 31, 2012, as compared to the same period in fiscal year 2011, primarily due to a decrease in consulting expense of $112,000, offset by an increase in communication costs. In addition, when the Company manufactures its PASSUR® Network Systems, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed, as a component of costs of revenue. For the three months ended July 31, 2012, manufacturing activity occurred, as compared to no such activity during the same period in fiscal year 2011, resulting in a decrease in cost of revenues of $126,000. Cost of revenues increased $106,000, or 2%, for the nine months ended July 31, 2012, as compared to the same period in fiscal year 2011, primarily due to increases in communication costs of $382,000 and depreciation and amortization of $240,000, offset by a decrease in consulting expense, as well as manufacturing activity occurred, as compared to no such activity during the same period in fiscal year 2011, which resulted in a decrease in cost of revenues of $297,000.

Research and Development

Research and development expenses decreased $31,000, or 18%, for the three months ended July 31, 2012, as compared to the same period in fiscal year 2011, primarily due to the transfer of employees previously involved in research and development to another department. Research and development increased $30,000, or 9%, for the nine months ended July 31, 2012, as a result of an increase in headcount, as compared to the same period in fiscal year 2011. The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products.

The Company anticipates that it will continue to invest in research and development to develop new applications for its customers. There were no customer-sponsored research and development activities during the nine months ended July 31, 2012 or 2011. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $228,000, or 16%, and $334,000, or 8%, for the three and nine months ended July 31, 2012, respectively, as compared to the same periods in fiscal year 2011, primarily due to decreases in consulting expense and payroll and related costs.

Income from Operations

Revenues decreased $386,000, or 12%, and $265,000, or 3%, to $2,947,000 and $9,943,000, costs and expenses decreased $358,000, or 12%, and $197,000, or 2%, to $2,707,000 and $8,611,000, and income from operations decreased $28,000, or 10%, and $68,000, or 5% to $240,000 and $1,331,000 for the three and nine months ended July 31, 2012, respectively, as compared to the same periods in fiscal year 2011.

Interest Expense – Related Party

Interest expense – related party decreased $59,000, or 45%, and $604,000, or 73%, for the three and nine months ended July 31, 2012, respectively, as compared to the same periods in fiscal year 2011, due to the transactions in fiscal year 2011 that reduced the Company’s outstanding notes payable to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, by $10,000,000, as well as the amendment to the note payable which reduced the annual interest rate from 9% to 6%.

Net Income

The Company had net income of $156,000, or $0.02 per diluted share, and $1,096,000 or $0.14 per diluted share, for the three and nine months ended July 31, 2012, respectively, as compared to net income of $127,000, or $0.02 per diluted share, and $559,000 or $0.09 per diluted share, for the same periods in fiscal year 2011.

Liquidity and Capital Resources

The Company’s current liabilities exceeded current assets by $211,000 at July 31, 2012. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $4,815,000 at July 31, 2012, with a maturity of November 1, 2014. The Company’s stockholders’ equity was $8,451,000 at July 31, 2012. The Company had net income of $1,096,000 for the nine months ended July 31, 2012.

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

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from Mr. Gilbert, dated September 5, 2012, that if the Company, at any time, is unable to meet its obligations through September 5, 2013, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

Net cash provided by operating activities was $3,156,000 for the nine months ended July 31, 2012, and consisted primarily of $1,971,000 non-cash items, predominantly depreciation and amortization of $1,806,000, as well as $1,096,000 of net income. Net cash used in investing activities was $2,921,000 for the nine months ended July 31, 2012, expended primarily for capitalized software development costs and additions to the PASSUR® Network. Net cash provided by financing activities was $10,000 for the nine months ended July 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2012.

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

PART II. Other Information

Item 5. Other Information.

On September 5, 2012, the Company’s significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through September 5, 2013. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6. Exhibits.

10.1	Commitment of G.S. Beckwith Gilbert, dated September 5, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation

___________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: September 14, 2012	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 14, 2012	By:	/s/ Jeffrey P. Devaney
Jeffrey P. Devaney
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)