Form 10-K
period 2012-10-31
PASSUR Aerospace, Inc.
filed 2013-01-29
CIK 225628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
| X | Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2012 was $8,421,000

The number of shares of common stock, $0.01 par value,
outstanding as of January 10, 2013 was 7,193,140

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2012, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.  Business

PASSUR Aerospace, Inc. (“PASSUR®” or the “Company”) is a leading aviation business intelligence company that provides predictive analytics and decision-support technology for the aviation industry based on its unique, proprietary technology and real-time accessible databases, supported by a number of leading industry experts, and a proven management team.

PASSUR® serves all of the 8 largest North American airlines, all 5 of the major hub carriers, more than 60 airport customers, including 22 of the top 30 North American airports, approximately 200 corporate aviation customers, as well as the U.S. government, using a recurring-revenue subscription model.

PASSUR®’s products include a suite of web-based solutions that address the aviation industry’s most intractable and costly challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions, among other inefficiencies. Solutions offered by PASSUR® cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs, fuel costs, and emissions, while maximizing revenue opportunities, as well as improving operational efficiency, and enhancing the passenger experience. The Company provides data consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services.

PASSUR® owns and operates what the Company believes is the largest commercial air traffic surveillance and passive radar network in the world, with one hundred and fifty-five passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company’s database contains over 10 years of archived data derived from the network. The Company’s network has a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while including all publicly available government feeds as well. The Company’s unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

PASSUR® has already implemented “Big Data” programs in aviation, helping to solve problems previously thought to be part of the cost of doing business; others are in process. Big Data is the leveraging of the exponential growth, availability, velocity, and use of information from all sources, both structured and unstructured.

The PASSUR® Systems are equipped for future surveillance technologies, including Automatic Dependent Surveillance-Broadcast (ADS-B), with a network already deployed from coast to coast.

PASSUR® solutions provide its customers access to information that is not otherwise available, enabling them to make more informed decisions based on better data. The Company has a significant patent portfolio.

PASSUR® offers companies a working program and model for air traffic innovation that is commercially proven, with a demonstrated Return on Investment (“ROI”) for airlines and airports – providing a critical bridge between the commercial and government opportunities of the Federal Aviation Administration’s (“FAA”) Next Generation Air Transportation System (“NextGen”), the new National Airspace System due for implementation across the United States in stages between 2012 and 2025. NextGen proposes to transform the U.S. air traffic control system from an aging ground-based system to a satellite-based system.

Industry experts have estimated that the problem of delays and cancellations costs the U.S. economy at least $30 billion annually. PASSUR®’s products are specifically designed to alleviate these problems; focusing on surface management, airspace optimization, departure metering, and fuel volume optimization.

PASSUR® Core Capabilities

PASSUR® Integrated Traffic Management
PASSUR® Integrated Traffic Management (“PITM”) is, in the Company’s opinion, the industry’s first, fully integrated air traffic management suite. The PITM platform provides an opportunity to sell a full, interconnected product suite, all at one time, to any one customer. PITM provides the ability to more easily sell additional solutions to existing PASSUR® customers, and is well-suited to the seamless introduction of enhancements.

PITM is a metrics-focused, Key Performance Indicator (“KPI”) driven solution suite – allowing the customer to first view the most critical information for its operation, and then, as necessary, enabling the user to drill down for better visualization and analysis.

PITM focuses on the major operational constraints, from diversions, to airspace and surface optimization, to hub optimization. The platform connects multiple organizations onto one platform – providing a collaborative experience. It allows for problem resolution between organizations in areas such as departure metering or airspace and hub optimization. PITM is also a platform enabling PASSUR®’s partner companies to provide their solutions to PASSUR®’s customers. PITM is fully web-delivered – allowing easy access from any web-accessed location.

Integrated Surveillance Network
The Company operates what it believes to be the largest and most extensive private aircraft and airspace passive surveillance networks in the world. The PASSUR® Network integrates additional key surveillance sources, to include (ADS-B, ASDE-X, Mode S, en Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources). The PASSUR® Network creates a direct data feed of critical flight and airspace behavior and conditions, an essential precursor resource for predictive analytics, real-time decision support, and performance analysis tools.

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

Predictive Analytics
PASSUR® decision support solutions are supported by predictive analytics algorithms, which use extensive historical data mining and pattern recognition to predict specific and detailed operating conditions, as well as dynamic predictions based on the extrapolations of real-time surveillance data. PASSUR® predictive analytics are built on several core capabilities:

●   Real-time surveillance from the PASSUR® Network gives the necessary breadth and granularity of data to support detailed scenario building and pattern recognition. Includes “fast-time simulation” of the airport surface and terminal area operation, applying the necessary decisions and constraints that controllers will have to apply in managing the traffic, addressing the highly nonlinear and non-stationary nature of the airport operating environment.

●   Archiving and accessing years of historical data in real-time; the detailed, granular data acquired by the PASSUR® Network, supplemented by many other data sources collected within the integrated aviation database, is stored and correlated, providing the large sample sizes required to accurately model future performance based on past performance under similar or identical conditions.

Decision Support Dashboards, KPIs, and Management by Exception
Many PASSUR® solutions are delivered in “dashboard” format, simplifying and condensing extensive amounts of information into the most relevant operational and business metrics, thereby presenting them in a manner that supports immediate performance assessment and actionable decisions. PASSUR® solutions are designed so that users are alerted in real-time to specific conditions and recommended action only when operations reach certain user-defined thresholds, thereby preventing information overload.

Collaborative Capabilities and Industrial Social Networks
Many PASSUR® solutions include a collaborative layer plus tools which allow for instant information sharing, coordination of effort, and working with a common operating picture across a wide range of users in the aviation community. These include industrial social networking capabilities, which leverage new social media technologies for business uses in the aviation sector, such as PASSUR®’s Airport Information Network ™ (a single North-American wide site for real time airport conditions, diversion management, and delay mitigation, used by hundreds of aviation professionals in real time).

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

Specific Products and Services

The Company offers targeted solutions for specific customer requirements:

Category	Solutions	PASSUR® solution description	Key growth drivers

Efficiency	Surface Management, Departure Metering, Airspace Optimization
■ Solutions that focus on the “throughput” rate of the operation – the efficiency with which planes cycle through the arrival-surface-departure-en-route-arrival cycle
■ Improving traffic throughput in the air and on the surface, addressing key bottle-necks in demand / capacity

■ Collaboration within and between airports is a world-wide trend
■ Surface Management, Departure Metering, and Airspace Optimization are key NextGen capabilities, which the Company believes will most likely be mandated at the top 20 airports in the coming years
■ Worldwide opportunity for optimizing a currently fragmented capability, addressing required information through automation and standardization
■ Drive to provide smarter flight deck solutions

Hub Optimization	Arrival Management, ETA Solution, Hub Control Center Solutions
■ Solutions that address the hub management areas of aircraft arrivals, gate management resources, turn times and connections
■ Closely related to Efficiency solutions (above) that focus on throughput, but with a specialized emphasis on the arrival component

■ An accurate estimated time of arrival (“ETA”) is essential for airline operation – and is also one of the foundational elements of Trajectory Based Operations, a huge new market segment
■ Optimizing the hub is a key revenue and cost focus for airlines – and these solutions address many key hub business metrics for airlines and airports
■ Drive to provide smarter fight deck solutions

Diversion and Tarmac Delay	Diversion Management, Tarmac Delay Management
■ Comprehensive solutions, including flight deck solutions, addressing two related, high profile expensive and disruptive problems – diversions and extended on board tarmac delays – which now have the added complication of being directly associated with potential fines of millions of dollars per event along with very damaging negative publicity

■ Diversion management is one of the top operational focus areas for airlines and airports
■ Tarmac delay and possible related fines are a major focus for airlines and airports
■ Drive to provide smarter fight deck solutions

Big Data / Dashboard	Revenue Management, Cost Management, Executive Decision Making
■ Leveraging unique assets (including data from PASSUR®’s radar surveillance network) to power other aviation systems, and into decision support dashboards, which aggregate, correlate, and simplify many different data sets and information points and present them in a way which supports management by exception and metric-driven management

■ Similar to Smart Cities, Smart Airports, through the use of Big Data, will be a very large opportunity
■ Integrating smart data solutions into bigger Enterprise Resource Planning solutions will be essential for large airports and airlines
■ Governments want to know everything possible about the threats posed by General Aviation aircraft
■ Improving the fuel pricing and reducing unnecessary staffing costs for fixed-based operators (“FBO”s) is critical for their margin growth

Surveillance and Flight Data Object	Gate to Gate Flight Tracking and Full Flight Knowledge
■ Knowing everything there is to know about a specific flight throughout the entire “flight lifecycle” from departure to arrival
■ Consolidating / fusing multiple live data sources seamlessly to create a gate-to-gate visualization of live flight movement and airspace / surface conditions over integrated moving maps
■ Also referred to as “Flight / NAS Object”
■ Also forms the basis for many of our archived / historical data sets
■ This information is key for the government to track multiple flight legs, e.g., for the detection of narcotics movement
■ Gate to gate tracking is the goal of all aviation organizations and flight and airspace visualization will always be a requirement ■ Flight Data Object is a major NextGen Project

The Company believes its products, solutions, and services help its aviation customers generate significant returns by:

(1)	Improving financial performance and cutting costs;
(2)	Improving operational efficiency and effectiveness;
(3)	Increasing safety and security; and
(4)	Improving the passenger experience.

The Company believes its business opportunities come from the following industry conditions and demand drivers:

■
Continued shift to collaborative decision-making – Both within large airlines (who need common operating platforms and instant coordination between system operations, hubs, and regional operators) and between multiple airlines and airports (all of whom understand that certain expensive problems cannot be solved without extensive collaboration around complex operational procedures).

■
Focus on dashboards and exception reporting – Because of the massive data available, the Company believes its solutions highlight the most important information which impacts the efficiency of operations and identifies deviations from the norm.

■     Large companies and system integrators want better content and data – Large companies and system integrators often have excellent systems, but the systems are powered by sub-optimal information – either received from the government or directly from the customer. As a result, the systems fail to perform to their full capabilities.

■
Improved security for timely responses – Governments are requiring that their systems be able to predict, monitor, and immediately respond to threats. Aviation is of particular interest and concern as detailed information on individual aircraft, and trends in aircraft behavior, including flight history, is difficult to access in time to evaluate a potential threat and prepare a timely response.

■
Shift from government to commercial spending – Governments in the U.S., Canada, and Europe are concentrating on core data infrastructure investments. They are turning to private industry to develop many of the higher-level capabilities that build on, and will interact with, those basic infrastructure investments.

■
Fuel prices are dramatically increasing as a proportion of overall costs – Fuel has now surpassed labor as the single highest cost component as a percentage of the overall cost of the flight. Many PITM solutions directly mitigate fuel burn.

■
Common use systems from airline to airport centric – Airports are increasingly being tasked with providing more operational services previously performed by each airline, so as to avoid redundant costs and inefficient business and operational practices. With airports acting as the contracting, service delivery, and in some cases operational coordination body, costs can be reduced, spread among all the players equitably.

■
Automation vs. manual processes – Many complex and expensive operational processes at airlines and airports are still manual, opening a large opportunity for automation for cost savings and efficiencies. Anything relating to irregular operations, airspace and surface management, and operations has a heavy requirement for collaboration among airlines and airports.

■
Carbon emissions are becoming a greater focus – Airlines and large aviation solution providers are increasingly sensitive to the industry’s carbon footprint. PITM solutions directly address carbon output by reducing fuel burn.

■
Consumers want better information relating to aviation – There is a demand for more detailed, accurate, and timely information that will allow for better predictability in the travel experience. That type of consumer service requires access to a much higher level of aviation data and information processing, predictive analytics, and information, independent of any one particular carrier.

The Company currently owns sixteen issued patents, and has an additional seventeen patent applications which are pending with the United States Patent Office. The issued patents expire in various years through 2028.

The Company also owns a federal trademark registration in the mark PASSUR® for use with both the PASSUR® hardware system installation, and the software products which use the data derived from the PASSUR® Network and other sources; and allowed federal trademark applications for the marks NextGen2 and NextGen3, for use with PASSUR® Integrated Traffic Management modules and capabilities.

The Company currently has the exclusive license rights to use six patents in various foreign countries, relating to the Company’s PASSUR® System and related technologies. The licensed patents expire in fiscal year 2013. The Company does not anticipate any impact on its business due to the expiration of these license rights.

How PASSUR Aerospace, Inc. Generates Revenue

The Company’s revenues are generated by selling: (1) subscription-based, real-time decision and solution information; (2) professional services; and (3) annual maintenance contracts for PASSUR® Radar Systems. Under the subscription model, the customer signs, at a minimum, a one-year contract for access to the information services. The agreement also provides that the information from the PASSUR® Network cannot be resold, used by others, or used for unauthorized purposes.

Distribution Method

The Company’s direct sales force sells its products.

Competition

PASSUR® has developed a full suite of capabilities to reduce inefficiencies and improve performance across the markets it serves. There is no other company, to the best of PASSUR®’s knowledge, which offers these capabilities. There are, however, other forms of flight tracking, surveillance, and aviation business intelligence products. Depending on the end use of the Company’s products, primary competitors include Sabre Systems, Inc., Airbus Industries, Lockheed Martin Corporation, Saab Sensis Corporation, and SITA. The Company also sells certain data solutions through systems integrators, including Bruel & Kjaer and ITT Corporation, some of whom may also sell products that are competitive with those offered by the Company. Most of these companies have larger sales forces and greater financial resources than the Company.

Source of Materials

The Company obtains its components from distributors and manufacturers throughout the United States. The Company has multiple sources from which to obtain a majority of its components.

Dependence on Certain Customers

Two customers accounted for 24% and 32% of total revenues for fiscal years 2012 and 2011, respectively. One customer, a U.S. government agency, accounted for 14% and 21% of total revenues, or $1,746,000 and $2,843,000, for fiscal years 2012 and 2011, respectively. One customer accounted for 10% of total revenues, or $1,299,000, for fiscal year 2012, and another customer accounted for 11% of total revenues, or $1,500,000, for fiscal year 2011. During fiscal year 2012, the contract with the U.S. government agency was completed. There were no significant past due accounts receivable balances for these customers as of the fiscal year ended October 31, 2012.

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision. The pre-petition receivable from American Airlines is less that the provision of doubtful accounts as of October 31, 2012.

Research and Development

The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products. These expenses amounted to $482,000 and $404,000 in fiscal years 2012 and 2011, respectively.

Environmental Costs

The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

Employees

The Company employed thirty-six employees, of which thirty-two were full time, including eight officers, as of October 31, 2012. None of its employees are subject to any collective bargaining agreements.

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

Additionally, the aviation industry has been impacted by budgetary constraints, as well as airline bankruptcies and consolidations due to the downturn in the current economy, changes in fuel costs, the terrorist events of September 11, 2001, and the continued war on terrorism. The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks, or fear of such attacks, even if not made directly, would negatively affect the airline industry (through, for example, increased security, insurance, and other costs, and lost revenue due to increased ticket refunds and decreased ticket sales), which would, in turn, negatively affect the Company.

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

Reliance on the Company’s quarterly operating results as an indication of future results is inappropriate due to potential significant fluctuations.

The Company’s future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

●	Delays and/or decreases in the signing and invoicing of new contracts;
●	The length of time needed to initiate and complete customer contracts;
●	The introduction and market acceptance of new and enhanced products and services;
●	The costs associated with providing existing and new products and services;
●	Economic conditions and the impact on the aviation industry of the terrorist events of September 11, 2001 and the continued war on terrorism; and
●	The potential of future terrorist acts against the aviation industry and the adverse effects of any further terrorist attacks or other international hostilities.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied on as an indication of performance. It is possible that in future periods, results of operations may be below those expected based upon previous performance.

The Company may be unable to raise additional funds to meet operating capital requirements in the future.

While the Company’s operations were cash flow positive for the fiscal years ended October 31, 2012 and 2011, the Company had an accumulated deficit of $3,289,000 as of October 31, 2012. The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 17, 2014. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.

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

The Company was profitable for the current and previous five fiscal years. The Company had net income of $2,861,000 and $2,634,000 for fiscal years ended October 31, 2012 and 2011, respectively. The Company’s accumulated deficit was $3,289,000 as of October 31, 2012. The Company’s ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, as well as to control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company is profitable but may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 17, 2014. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

A limited number of customer contracts accounts for a high percentage of the Company’s revenues, and the inability to replace a key customer contract could adversely affect its results of operations, business, and financial condition.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The top Company’s five customers accounted for 48% of its revenue in fiscal year 2012. The Company’s business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced bankruptcies and consolidations recently. Bankruptcy filings or consolidations by our existing customers may adversely affect our ability to continue such services and collect payments due to the Company by such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results, and cash flow.

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

AT&T hosts and maintains the Company’s network infrastructure through an existing frame-relay and MPLS network and the Company’s wireless network is hosted and maintained by Sprint. If AT&T or Sprint experiences system failures, or fails to adequately maintain the frame-relay, MPLS and wireless networks, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company’s network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks, or other problems caused by third parties, could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

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

The Company currently owns sixteen issued patents, and has an additional seventeen patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2028. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

The Company also owns a federal trademark registration in the mark PASSUR® for use with both the PASSUR® hardware system installation, and the software products which use the data derived from the PASSUR® Network and other sources; and allowed federal trademark applications for the marks NextGen2 and NextGen3, for use with PASSUR® Integrated Traffic Management modules and capabilities. The PASSUR® NextGen2 and NextGen3 federal registrations will allow the Company to enforce its rights in the marks in the federal court system. The registrations do not assure that others will be prevented from using similar trademarks in connection with related products and/or services.

The Company currently has the exclusive license rights to use six patents in various foreign countries, relating to the Company’s PASSUR® System and related technologies. The licensed patents expire in fiscal year 2013. The Company does not anticipate any impact on its business due to the expiration of these license rights.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut, in part of a six building, 800,000 square foot office park. Effective June 26, 2009, the Company entered into a five-year lease for 4,000 square feet of office space. This lease was modified during fiscal year 2010, extending the term of the original lease through January 31, 2018, and adding 1,300 square feet of office space, resulting in a total average annual rental rate of $224,000. Effective May 1, 2012, the Company entered into a one-year agreement to sublease space to Field Point Capital Management Company, owned 100% by G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, for 1,300 square feet of office space at an annual rental rate of $52,000, which is the same rate paid by the Company. In fiscal year 2012, the Company received payments of $27,000 from such sublease.

The Company's software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2015, leases 12,000 square feet at an average annual rental rate of $122,000.

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

Item 4.  Mine Safety Disclosures

None.

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

The following table sets forth the reported high and low sales prices for the Company’s common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

	Prices*

Period	High	Low

Fiscal year ended October 31, 2012

First quarter	$5.00	$4.25
Second quarter	$4.99	$4.40
Third quarter	$4.80	$4.20
Fourth quarter	$5.00	$4.00

Fiscal year ended October 31, 2011

First quarter	$3.35	$2.60
Second quarter	$4.20	$3.25
Third quarter	$6.00	$4.10
Fourth quarter	$6.00	$4.20

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities and do not include retail markup, markdown, or commission; and do not necessarily represent actual transactions.

(b)  Holders

The number of registered equity security holders of record at January 10, 2013 was 242, as shown in the records of the Company’s transfer agent.

(c)  Dividends

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities authorized for issuance under the Company’s equity compensation plans as of October 31, 2012 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants, and rights (a)	Weighted average exercise price of outstanding stock options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders	1,341,500	$1.63	1,048,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,341,500	$1.63	1,048,000

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

Overview

PASSUR Aerospace, Inc. is a leading aviation business intelligence company that provides predictive analytics and decision-support technology for the aviation industry based on its unique, proprietary technology and real-time accessible databases, supported by a number of leading industry experts, and a proven management team, experienced in the use of Big Data.

The Company’s revenues are generated by selling: (1) subscription-based real-time decision and solutions information; (2) professional services; and (3) annual maintenance contracts for PASSUR® Radar Systems.

The Company’s major achievements and developments during fiscal year 2012 are summarized below. The Company:

1.	Sells to all eight of the largest North American airlines.
2.
Announced a significant contract with a major airline for a system-wide implementation of all the major modules of PASSUR® Integrated Traffic Management (“PITM”). PITM is a web hosted integrated business intelligence platform that targets key constraints through the entire lifecycle of the flight, to optimize fuel costs and emissions, schedule integrity, and the passenger experience.

3.	Significantly expanded contracts for PITM with deployments at three major airlines and a major airport.
4.
Significantly expanded the Company’s Collaborative Decision-Making (“CDM”) program into business social media and industrial social networking, to leverage new social media technologies, and new protocols in collaboration, communication and information sharing, including:

a.
Launched and significantly expanded the Airport Information Network (“AIN”), which addresses the industry’s need for more effective, coordinated, and collaborative response to diversions and tarmac delays by consolidating PASSUR®’s Tarmac Delay, Diversion Management, and field condition capabilities onto a single, national aviation industry platform. At the close of fiscal year 2012, the program had more than 100 participating airports, 8 major airlines, and more than 500 individual aviation professional users. AIN is directly tied to the new international CDM program launched with our partner, the International Air Transport Association (“IATA”).

b.
Expanded the PASSUR® National Airport Network of Field Condition Reporting to more than 20 airports. The program consolidates field condition reporting for all participating airports onto a single screen, adds new levels of automation, and is available to, and accessed by, airline system operation centers in the U.S. and internationally.

5.
Expanded the reach and deployment of the PASSUR® Landing Fee Management program, the industry’s leading platform for the collaborative management of landing fees among airports and airlines, using independent, standardized, and automated processes.

6.
Increased the Company’s intellectual property. It was awarded five new patents from November 1, 2011 to October 31, 2012. During the same period, the Company filed an additional four patent applications, all relating to improved business intelligence or predictive analytics. The Company currently owns sixteen issued patents, and has an additional seventeen patent applications which are pending with the United States Patent Office.

7.
Launched an International Collaborative Traffic Management Program with IATA, the IATA Tactical Operations Portal (“ITOP”). This new platform will provide airlines worldwide the ability to minimize same-day air traffic constraints in the U.S., access critical information about U.S. operations, and receive expert traffic management support and updates on the U.S. National Airspace (“NAS”) – all on a single, live, collaborative portal. ITOP is linked live to AIN, providing member access to the North American airline and airport community in real time. The link to AIN on ITOP, along with providing visibility to U.S. operations for international carriers on PITM, is the initial phase of the Company’s broader international strategy.

8.
Launched its Platform Strategy, which creates the technical and business structure to incorporate solutions and products from partner companies into PASSUR®’s Traffic Management Solutions, and provides domestic and international sales opportunities.

9.
Completed a major professional service engagement, which helped launch new solutions for PASSUR® Surface Management. This new program will be marketed in the future, both internationally and as an additional product for its North American airline, airport, and business aviation sector. The Company filed several patents for this new product.

10.
Introduced the integration and display of Automatic Dependent Surveillance – Broadcast (“ADS-B”) into its PASSUR® PITM solution. ADS-B is a cornerstone technology of NextGen, the FAA’s plan for a complete modernization of the air traffic control system, and is an important enhancement to PASSUR®’s international expansion. ADS-B in PASSUR® supplements an extensive, existing array of surveillance technologies processed and integrated on the PASSUR® suite of solutions, which are “fused” to provide a seamless flight and airspace visualization capability, based on PASSUR®’s Independent Surveillance Network.

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

The Company installed one Company-owned PASSUR® System during fiscal year 2012 (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR® Systems are capitalized as part of the Company-owned PASSUR® Network. The Company manufactured thirty PASSUR® Systems in fiscal year 2012. The Company will continue to expand the PASSUR® Network by shipping and installing additional PASSUR® Systems throughout fiscal year 2013. Management anticipates that future PASSUR® sites will provide increased coverage for the PASSUR® Network by increasing the Company’s ability to contract with new customers at such locations, and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR® Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and fifty-five Company-owned PASSUR® Systems located at airports worldwide at the end of fiscal year 2012. Redundant PASSUR® Systems have been installed at major customer locations.

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR® Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

In fiscal year 2012, the Company’s North American airline, airport, and business aviation revenue increased approximately 7%, to a level slightly over $10,000,000. This revenue level is an all-time revenue record for the Company for these combined markets. In addition, for the first time, the Company provided services to all of the top eight North American Airlines. During the same period, the international, professional services, and government revenue decreased approximately 43% compared to the prior fiscal year, to a level of approximately $2,400,000. This decrease was primarily due to the completion of a government contract and a professional services engagement in fiscal year 2012, which resulted in a decrease of $1,118,000 and $665,000 of such revenues, respectively. As a result, total revenue decreased $1,101,000, or 8%, to $12,507,000 in fiscal year 2012, from $13,609,000 in fiscal year 2011.

The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers’ needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR® Network Systems, amortization of Capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR® Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR® Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR® System units added to the Network, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR® Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as “Capitalized Assets”, and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not break down its costs by product.

Cost of revenues decreased $60,000, or 1%, in fiscal year 2012, as compared to fiscal year 2011, due in part to an increase in the Company’s capitalized investment in equipment of $548,000, primarily for the construction of a second data center, and the production of an additional 30 PASSUR®  Systems, resulting in the capitalization of labor related costs of $308,000. When the Company manufactures its PASSUR® Systems, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed, as a component of costs of revenue. In addition, due to the completion of a consulting engagement in fiscal year 2012, consulting expense decreased $349,000. This decrease in cost of revenues was partially offset by an increase in communication costs of $343,000, due to the Company’s adaptation of its new network infrastructure, as well as increases in depreciation and amortization of $300,000 and payroll and related costs of $205,000. Furthermore, when the Company ships and installs its PASSUR® Systems, there is a reduction in cost of revenues due to the fact that the labor related costs for these systems are capitalized, rather than expensed, as a component of costs of revenue. No systems were shipped, and fewer systems were installed, in fiscal year 2012 as compared to fiscal year 2011, which resulted in a $158,000 increase in cost of revenues as compared to the prior fiscal year. In addition, the capitalization of software development costs decreased $156,000 as compared to fiscal year 2011.

Research and Development

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products. Research and development expenses increased $78,000, or 19%, in fiscal year 2012, as compared to fiscal year 2011, primarily due to an increase in payroll and related costs as a result of an increase in headcount.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2012 or 2011. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $523,000, or 10%, in fiscal year 2012, as compared to fiscal year 2011, due to a decrease in payroll and related costs of $208,000, as a result of a decrease in headcount, as well as decreases in consulting fees of $139,000, travel and entertainment expenses of $115,000, and a reduction in the annual provision for bad debts.

Income from Operations

Revenues decreased $1,101,000, or 8%, to $12,507,000, total costs and expenses decreased $505,000, or 4%, to $11,129,000, and income from operations decreased $596,000, or 30%, to $1,378,000 in fiscal year 2012 as compared to fiscal year 2011.

Interest Expense – Related Party

Interest expense – related party decreased $619,000, or 68%, in fiscal year 2012, as compared to fiscal year 2011, due to the transactions in fiscal year 2011 that reduced the Company’s outstanding notes payable to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, by $10,000,000, as described in “Private Placement” below, and  reduced the annual interest rate on the note payable from 9% to an annual rate of 6%, as described in “Liquidity and Capital Resources” below.

Income before Income Taxes

Income before income taxes increased $23,000, or 2%, to $1,085,000 in fiscal year 2012, as compared to fiscal year 2011, primarily due to a decrease in interest expense – related party of $619,000, or 68%, largely offset by a decrease in income from operations of $596,000, or 30%.

Income Taxes

The Company’s provision for income taxes in each year consists of current federal, state, and local minimum taxes.

At October 31, 2012, the Company had available a federal net operating loss carry-forward of $10,990,000 for income tax purposes, which will expire in various tax years from fiscal year 2020 through fiscal year 2029. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. For fiscal year 2011, the Company’s deferred tax benefit was $1,590,000, which was primarily driven by the partial reversal of the Company’s valuation allowance for the deferred tax asset of $3,896,000, as it was determined at that time that this was the amount of the Company’s deferred tax asset that was considered more likely than not to be realized. During fiscal year 2012, the Company reversed the remaining valuation allowance of $2,306,000 related to deferred tax assets, as it was determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating whether or not to realize a deferred tax asset, the Company considered all available positive and negative evidence, including past operating results and a forecast of future taxable income.

Net Income

The Company had net income of $2,861,000, or $.36 per diluted share, in fiscal year 2012 as compared to net income of $2,634,000, or $.39 per diluted share, in fiscal year 2011.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

Liquidity and Capital Resources

The Company’s current liabilities exceeded current assets by $422,000 at October 31, 2012. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $4,765,000 at October 31, 2012, with a maturity of November 1, 2014. The Company’s stockholders’ equity was $10,287,000 at October 31, 2012. The Company had net income of $2,861,000 for fiscal year 2012.

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

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated January 17, 2013, that if the Company, at any time, is unable to meet its obligations through January 17, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

At November 1, 2010, the Company had notes payable due to G.S. Beckwith Gilbert of $15,261,000. On May 9, 2011, as a result of the transactions described in “Private Placement” below, the Company’s outstanding notes payable to G.S. Beckwith Gilbert were reduced by $10,000,000, and a new note payable was issued to G.S. Beckwith Gilbert in the amount of $4,815,000. The new note payable bears a maturity date of November 1, 2014 and originally had an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% would be payable in cash, and the remaining interest of 3% per annum would be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable.

On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued. Interest payments will be made annually on October 31 of each year.

During fiscal year 2011, the Company paid fiscal year 2011 interest to G.S. Beckwith Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to G.S. Beckwith Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment.

During fiscal year 2012, the Company paid fiscal year 2012 interest to G.S. Beckwith Gilbert of $293,000, representing the entire fiscal year 2012 interest due, thereby meeting the payment requirements of the loan agreement. In August 2012, the Company made a $50,000 principal payment, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,765,000 on October 31, 2012.

The Company has received a commitment from G.S. Beckwith Gilbert, dated January 17, 2013, that if the Company, at any time, is unable to meet its obligations through January 17, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2013. During such period the Company does not anticipate borrowing additional funds from G.S. Beckwith Gilbert, although it has received a commitment from G.S. Beckwith Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $3,815,000 for fiscal year 2012, and consisted of $2,861,000 of net income, depreciation and amortization of $2,456,000 and stock-based compensation expense of $251,000, offset by a provision for deferred tax of $1,811,000, with the balance consisting of a small reduction in operating assets, partially offset by a decrease in operating liabilities. Net cash used in investing activities was $3,814,000 for fiscal year 2012, expended primarily for Capitalized software development costs, additions to the PASSUR® Network, and a redundant server center at an off-site location. Net cash used in financing activities was $40,000 for fiscal year 2012, and consisted of a $50,000 repayment on the note payable – related party, offset by $10,000 of proceeds from the exercise of stock options.

The Company is actively addressing the increasing costs associated with supporting the business, and plans to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from airports, airlines, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from PASSUR® Network Systems and its professional services remains strong. As a result, the Company anticipates an increase in future revenues from its airline and airport business. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

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

In addition, on the same day, the Company entered into a debt conversion agreement with G.S. Beckwith Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to G.S. Beckwith Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by G.S. Beckwith Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to G.S. Beckwith Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion. The stock issued by the Company to G.S. Beckwith Gilbert was done so based on the trading price of the Company’s stock and thus considered to be fair value based on a Level 1 input per ASC Topic 820, “Fair Value Measurements and Disclosures”, and accordingly no gain or loss resulted from the conversion.

The new note payable bears a maturity date of November 1, 2014 and originally had an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% would be payable in cash, and the remaining interest of 3% per annum would be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable.

On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued. Interest payments will be made annually on October 31 of each year.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605-15, (SAB 104, “Revenue Recognition in Financial Statements”) which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

The Company’s revenues are generated by selling: (1) subscription-based, real-time decision and solution information; (2) professional services; and (3) annual maintenance contracts for PASSUR® Radar Systems.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer’s receipt of such data or services. In accordance with ASC 605-15, we recognize revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to its hosted servers, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with ASC 605-15. Revenues generated by professional services are recognized over the term of such executed agreements.

From time to time, the Company will enter into an agreement with a customer to receive a one-time fee for rights including, but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. These fees are recognized as revenue ratably over the term of the agreement or expected useful life of such arrangement, whichever is longer, but typically five years.

Capitalized Software Development Costs

The Company capitalizes costs related to the development of internal use software in accordance with ASC 350-40, “Internal-Use Software.” The Company capitalized software development costs of $1,886,000 and $2,023,000 during fiscal years 2012 and 2011, respectively. Software costs are included in “Capitalized software development costs, net” on the Company’s balance sheet and are depreciated using the straight-line method over their estimated useful life, generally five years.

Impairment of Long-Lived Assets

The Company follows the provisions of FASB ASC 360-10, “Impairment and Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life.

The Company’s long-lived assets, which include the PASSUR® Network and Property, plant and equipment, totaled $7,110,000, and accounted for 39% of the Company’s total assets as of October 31, 2012.

At each reporting period, management evaluates the carrying values of the Company’s assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2012, based upon management’s evaluation of the above asset groups, no impairment of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

Depreciation and Amortization

The net PASSUR® Network, net Capitalized software development costs, and net Property, plant and equipment totaled $6,065,000, $5,543,000, and $1,044,000, respectively, at October 31, 2012. Total depreciation and amortization expense related to these capitalized assets was $2,456,000 in fiscal year 2012. In management’s judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR® Network	7 years
Capitalized software development costs	5 years
Property, plant and equipment	3 to 10 years

The PASSUR® Network is comprised of PASSUR® Systems, which include the direct and indirect production, shipping, and installation costs incurred for each PASSUR® System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR® Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and no depreciation is recorded.

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

Total depreciation and amortization expense was $2,456,000 in fiscal year 2012, and consisted of $1,376,000, $985,000, and $95,000 for the PASSUR® Network, Capitalized software development costs, and Property, plant and equipment, respectively.

Stock-Based Compensation

The Company follows the provisions of FASB ASC 718, “Compensation-Stock Compensation”, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $251,000 and $259,000 in fiscal years 2012 and 2011, respectively, and was primarily included in selling, general, and administrative expenses.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company for the quarter ended April 30, 2012 and its adoption did not have a material effect on the Company's operating results or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk: Not Required

Item 8.  Financial Statements and Supplementary Data

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company’s annual financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2012.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2012. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of October 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fourth fiscal quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrant

(a) Identification of Directors

The following table sets forth the names and ages of the Company’s directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.

Name	Age	Director since	Director Position and Officers with Company

G.S. Beckwith Gilbert	70	1997	Chairman of the Board and Director

Richard R. Schilling, Jr.	87	1974	Director

John R. Keller	72	1997	Executive Vice President and Director

Bruce N. Whitman	79	1997	Chairman of the Executive Committee and Director

Paul L. Graziani	55	1997	Chairman of the Audit Committee and Director

James T. Barry	51	2000	President, Chief Executive Officer, and Director

James J. Morgan	70	2005	Chairman of the Compensation Committee and Director

Kurt J. Ekert	42	2009	Director

Peter L. Bloom	55	2009	Director

Richard L. Haver	66	2010	Director

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

Name	Age	Officer since	Officer Position and Officers with Company

James T. Barry	51	1998	President, Chief Executive Officer, and Director

Jeffrey P. Devaney	53	2004	Chief Financial Officer, Treasurer, and Secretary

John R. Keller	72	1967	Executive Vice President and Director

Dr. James A. Cole	72	1988	Senior Vice President of Research and Development

Matthew H. Marcella	55	2003	Vice President of Software Development

Ron A. Dunsky	50	2003	Senior Vice President of Marketing

Thomas S. White	57	2011	Executive Vice President of Operations

William S. Leber, Jr.	53	2012	Vice President, Air Traffic Innovations

Keith D. Wichman	48	2012	Vice President, Airline Solutions and Product Management

Each officer is elected to serve at the discretion of the Board of Directors.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationship

None.

(e) Business Experience

The following sets forth the business experience of the Company’s directors and executive officers:

G.S. Beckwith Gilbert
Mr. Gilbert has continued to serve as the Company’s Chairman of the Board since his election in 1997. Mr. Gilbert was appointed Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr. Gilbert is also President and Chief Executive Officer of Field Point Capital Management Company, a merchant-banking firm, a position he has held since 1988. He is a Director of Davidson Hubeny Brands. Mr. Gilbert is also Chairman Emeritus of the Board of Fellows of Harvard Medical School, a Director of the Yale Cancer Center, a Director of the Cancer Research Institute, and a member of the Council on Foreign Relations. Mr. Gilbert’s current service as Chairman of the Board of the Company and prior service as Chief Executive Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

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

Bruce N. Whitman
Mr. Whitman has been a Director of the Company since 1997 and is the Chairman of the Executive Committee. He is the Chairman, CEO, and President of FlightSafety International and has held other positions such as Executive Vice President since 1961. Mr. Whitman is currently Co-Chairman of the Board and Chairman of the Nominating Committee of the Congressional Medal of Honor Foundation; a Director of the General Aviation Manufacturers Association; an Executive Committee member of NATA’s Air Charter Safety Foundation Board of Governors; a Director and member of the Executive Committee of ORBIS International and a Director Emeritus of the Smithsonian National Air and Space Museum. Mr. Whitman is Vice Chairman of the Air Force Academy Falcon Foundation; President of The Wings Club; a Trustee and member of the Executive Committee of the National World War II Museum and a Trustee of Kent School; member of the Harvard Medical School Immunology Advisory Council; member of the Boards of Business Executives for National Security, Corporate Angel Network, and the USO of Metropolitan New York. He was honored with the Distinguished Service Award by the USO of Metropolitan New York. Mr. Whitman’s knowledge of the Company through his service as a Director and Chairman of the Executive Committee, as well as his extensive participation as a member of business and charitable organization boards, enable him to bring valuable insights and knowledge to the Board.

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

James J. Morgan
Mr. Morgan has been a Director of the Company since September 12, 2005 and is the Chairman of the Compensation Committee. Mr. Morgan is also a partner in the New York City based private equity firm Jacobson Partners, a position he has held since September 2001. Mr. Morgan retired in 1997 as President and Chief Executive Officer of Philip Morris U.S.A. Mr. Morgan’s knowledge of the Company through his service as a Director of the Company, as well as his prior experience as CEO of a publicly-traded company, allow him to bring valuable insight and knowledge to the Board.

Kurt J. Ekert
Mr. Ekert has been a Director of the Company since September 10, 2009. Mr. Ekert is currently the Chief Commercial Officer, Travelport (including brands Galileo and Worldspan), a Blackstone portfolio company, and has held this position since 2010, which includes global responsibility for sales, customer engagement, product, marketing, pricing, supplier services/content, and operations. From 2006 to 2010, Mr. Ekert was Chief Operating Officer, GTA by Travelport, a global, multi-channel travel intermediary focused on hotels and travel services, with 31 offices in EMEA, APAC, and the Americas. Prior to joining GTA, he was Senior Vice President, Travelport Supplier Services, where he oversaw supplier sales, strategy, and content for the Travelport Americas business and consumer groups including Galileo and Orbitz Worldwide. At Travelport, he also has held the positions of Group Vice President, Strategy and Business Development, and Chief Operating Officer, Travelport/Orbitz for Business. Prior to joining Travelport, Mr. Ekert's experience in the travel industry included a number of senior finance roles at Continental Airlines. Before Continental, he spent four years as an active duty US Army officer. Mr. Ekert received a BS from the Wharton School of the University of Pennsylvania and a MBA from the University of South Carolina. Mr. Ekert’s knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the travel industry, allow him to bring valuable insight and knowledge to the Board.

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

James T. Barry
Mr. Barry was named President of the Company on April 14, 2003 and Chief Executive Officer on February 1, 2003. Since Mr. Barry joined the Company in 1998, he has held the positions of Chief Operating Officer, Chief Financial Officer, Secretary, and Executive Vice President. Mr. Barry has also been a Director of the Company since 2000. From 1989 to 1998, he was with Dianon Systems, Inc., most recently as Vice President of Marketing. Prior to Dianon, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry’s knowledge of the Company through his service as a Director, President, and Chief Executive Officer of the Company allow him to bring valuable insight and knowledge to the Board.

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

Ron A. Dunsky
Mr. Dunsky was named Vice President of Marketing on May 21, 2003 and Senior Vice President of Marketing on March 1, 2011. Mr. Dunsky joined the Company in 2001, and initially served as Director of Marketing and New Product Development. Prior to joining the Company, Mr. Dunsky was a Senior Aviation Producer with the New York bureau of ABCNews.com from 2000 to 2001. Prior to ABCNews.com, he was a Senior Aviation Producer with the New York bureau of CNN from 1995 to 2000. Prior to joining CNN, Mr. Dunsky served as Director of Marketing and Public relations for the MacNeil/Lehrer NewsHour on PBS. Mr. Dunsky holds a Bachelor of Arts degree from the University of Toronto.

Thomas S. White
Mr. White was named Executive Vice President of Operations on May 4, 2012. He joined the Company in 2007 as a consultant and in 2008 became an employee and the Director of Air Traffic Management. He was promoted to Vice President of Air Traffic Management in 2010 and Senior Vice President of Technology in 2011. Prior to joining the Company, Mr. White spent 32 years in government service with the FAA and the U.S. Military. Between 2002 and 2007 he was a Senior Manager for the FAA in New York. Before the FAA, he was also a U.S. Army Special Ops helicopter pilot serving with Task Force 160th.

William S. Leber, Jr
Mr. Leber joined the Company as Vice President, Air Traffic Innovations, in February 2012. He was formerly a Research Analyst Principal and Senior Manager for Lockheed Martin in their Collaborative ATM Practice. As an airline operations expert, he has been a participant and leader in Collaborative Decision Making (CDM) development since the early 1990’s. He was a Chief Flight Dispatcher and worked for Northwest Airlines and Delta Air Lines for 26 years. He is a member of the FAA’s REDAC - NAS Operations Subcommittee where he was Co-Chair of the Weather - ATM Integration Work Group. Mr. Leber is a former Chair of the CDM Future Concepts WG and a former Co-Chair of ATA's overall CDM effort. He is also the former President and Co-founder of the Airline Dispatchers Federation a non-union professional association.

Keith D. Wichman
Mr. Wichman joined the Company as Vice President, Airline Solutions and Product Management in December 2012. Previously, he served at GE Aviation for 14 years as a technical expert and business leader for avionics, airline operations, and Air Traffic Management. He was Chief Engineer of GE's Flight Management Systems product line and Director of ATM and Airline Efficiency Services. Before this, Mr. Wichman served 13 years as a lead Flight Controls and Handling Qualities researcher at NASA-Dryden Flight Research Center in California, followed by 3 years at Charles Stark Draper Laboratory in Massachusetts. He holds Bachelor's and Master's degrees in Aerospace Engineering from the University of Cincinnati and the University of Michigan, respectively. Mr. Wichman is an instrument Rated Commercial Pilot and held a Flight Instructor Certificate for 10 years.

(f) Involvement in Certain Legal Proceedings

The Company knows of no event which occurred during the past ten years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

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

(i) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company’s Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2012, the Company’s directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(j) Board Nominations by Shareholders

There have not been any material changes to the procedures by which the Company’s shareholders may recommend nominees to the Company’s board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 21, 2012 by the Company with the Securities and Exchange Commission in connection with the Company’s 2012 Annual Meeting of Stockholders.

(k) Code of Ethics

The Company hereby incorporates by reference into this Item the information contained under the heading “Code of Ethics” in the Company’s definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2012 (the “2013 Proxy Statement.”)

Item 11.  Executive Compensation

The Company hereby incorporates by reference into this Item the information contained under the heading “Executive Compensation” in the 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference into this Item the information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Item 5(d) above.

Item 13.  Certain Relationships and Related Transactions

(a) Transactions with Related Persons

At November 1, 2010, the Company had notes payable due to G.S. Beckwith Gilbert of $15,261,000. On May 9, 2011, as a result of the transactions described in “Private Placement” below, the Company’s outstanding notes payable to G.S. Beckwith Gilbert were reduced by $10,000,000, and a new note payable was issued to G.S. Beckwith Gilbert in the amount of $4,815,000. The new note payable bears a maturity date of November 1, 2014 and originally had an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% would be payable in cash, and the remaining interest of 3% per annum would be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable.

On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued. Interest payments will be made annually on October 31 of each year.

During fiscal year 2011, the Company paid fiscal year 2011 interest to G.S. Beckwith Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to G.S. Beckwith Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment.

During fiscal year 2012, the Company paid fiscal year 2012 interest to G.S. Beckwith Gilbert of $293,000, representing the entire fiscal year 2012 interest due, thereby meeting the payment requirements of the loan agreement. In August 2012, the Company made a $50,000 principal payment, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,765,000 on October 31, 2012.

The Company has received a commitment from G.S. Beckwith Gilbert, dated January 17, 2013, that if the Company, at any time, is unable to meet its obligations through January 17, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

Effective May 1, 2012, the Company entered into a one-year agreement to sublease space to Field Point Capital Management Company, owned 100% by G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, for 1,300 square feet of office space at an annual rental rate of $52,000, which is the same rate paid by the Company. In fiscal year 2012, the Company received payments of $27,000 from such sublease.

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

In addition, on the same day, the Company entered into a debt conversion agreement with G.S. Beckwith Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to G.S. Beckwith Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by G.S. Beckwith Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to G.S. Beckwith Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion. The stock issued by the Company to G.S. Beckwith Gilbert was done so based on the trading price of the Company’s stock and thus considered to be fair value based on a Level 1 input per ASC Topic 820, “Fair Value Measurements and Disclosures”, and accordingly no gain or loss resulted from the conversion.

The new note payable bears a maturity date of November 1, 2014 and originally had an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% would be payable in cash, and the remaining interest of 3% per annum would be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable.

On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued. Interest payments will be made annually on October 31 of each year.

(c) Director Independence

The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry, and Mr. Keller, are independent directors, as “independence” is defined in accordance with the FINRA standards.

Item 14.  Principal Accounting Fees and Services

The Company hereby incorporates by reference into this Item the information contained under the heading “Principal Accounting Fees and Services” in the 2013 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Annual Report on Form 10-K:		Page

(1)	Index to Consolidated Financial Statements
Included in Part II of This Report:

	Report of Independent Registered Public	F-1
Accounting Firm – BDO USA, LLP

	Consolidated Balance Sheets as of	F-2
October 31, 2012 and 2011

	Consolidated Statements of	F-3
Income for the years ended
October 31, 2012 and 2011

	Consolidated Statements of Stockholders’	F-4
Equity (Deficit) for the years ended
October 31, 2012 and 2011

	Consolidated Statements of	F-5
Cash Flows for the years ended
October 31, 2012 and 2011

	Notes to Consolidated Financial	F-6
Statements

(2)	Index to Financial Statement Schedule: N/A

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

10.13	Form of Securities Purchase Agreement, dated May 9, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.14	Debt Conversion Agreement and Secured Promissory Note, dated May 9, 2011 is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 9, 2011.

10.15	Amendment No.1 to Secured Promissory Note, dated September 6, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2011.

10.16	Commitment of G.S. Beckwith Gilbert, dated March 7, 2012 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 16, 2012.

10.17	Commitment of G.S. Beckwith Gilbert, dated June 4, 2012 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2012.

10.18	Commitment of G.S. Beckwith Gilbert, dated September 5, 2012 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2012.

10.19*	Commitment of G.S. Beckwith Gilbert, dated January 17, 2013.

16	Change in Certifying Accountant is incorporated by reference to our Form 8-K/A, dated October 28, 1998.

21	List of Subsidiaries is incorporated by reference to our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: January 29, 2013	By:	/s/ James T. Barry

James T. Barry
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: January 29, 2013	/s/ James T. Barry

James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 29, 2013	/s/ Jeffrey P. Devaney
Jeffrey P. Devaney
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

SIGNATURES (continued)

Dated: January 29, 2013	/s/ G.S. Beckwith Gilbert
G.S. Beckwith Gilbert
Chairman of the Board and Director

Dated: January 29, 2013	/s/ John R. Keller

John R. Keller
Executive Vice President and Director

Dated: January 29, 2013	/s/ Richard R. Schilling, Jr.

Richard R. Schilling, Jr.
Director

Dated: January 29, 2013	/s/ Bruce N. Whitman

Bruce N. Whitman
Chairman of the Executive Committee and Director

Dated: January 29, 2013	/s/ Paul L. Graziani

Paul L. Graziani
Chairman of the Audit Committee and Director

Dated: January 29, 2013	/s/ James J. Morgan

James J. Morgan
Chairman of the Compensation Committee and Director

Dated: January 29, 2013	/s/ Kurt J. Ekert

Kurt J. Ekert
Director

Dated: January 29, 2013	/s/ Peter L. Bloom

Peter L. Bloom
Director

Dated: January 29, 2013	/s/ Richard L. Haver

Richard L. Haver
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York
January 29, 2013

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

October 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash	$261,053	$299,455
Accounts receivable, net	1,475,665	1,402,521
Deferred tax asset, current	584,562	509,440
Prepaid expenses and other current assets	130,830	321,343
Total current assets	2,452,110	2,532,759

PASSUR® Network, net	6,065,222	6,282,031
Capitalized software development costs, net	5,543,402	4,642,374
Property, plant and equipment, net	1,044,463	371,330
Deferred tax asset, non-current	2,817,144	1,080,779
Other assets	193,426	208,930
Total assets	$18,115,767	$15,118,203

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$668,238	$828,153
Accrued expenses and other current liabilities	727,647	840,730
Deferred revenue, current portion	1,478,141	1,280,834
Total current liabilities	2,874,026	2,949,717

Deferred revenue, less current portion	189,944	188,739
Notes payable – related party	4,764,880	4,814,880

Commitment and contingencies	7,828,850	7,953,336

Stockholders’ equity:
Preferred shares – authorized 5,000,000 shares, par value $.01 per share; none issued or outstanding	-	-
Common shares – authorized 10,000,000 shares, par value $.01 per share; issued 7,889,640 in fiscal year 2012 and 7,871,640 in fiscal year 2011	78,896	78,716
Additional paid–in capital	15,120,556	14,860,163
Accumulated deficit	(3,289,060)	(6,150,537)
	11,910,392	8,788,342
Treasury stock, at cost, 696,500 shares in fiscal years 2012 and 2011	(1,623,475)	(1,623,475)
Total stockholders’ equity	10,286,917	7,164,867
Total liabilities and stockholders’ equity	$18,115,767	$15,118,203

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended October 31, 2012 and 2011

	2012	2011

Revenues	$12,507,382	$13,608,691

Cost and expenses:
Cost of revenues	5,848,657	5,908,377
Research and development	481,788	403,884
Selling, general, and administrative expenses	4,798,951	5,322,341
	11,129,396	11,634,602

Income from operations	1,377,986	1,974,089

Interest expense – related party	292,958	912,079
Income before income taxes	1,085,028	1,062,010
Income tax benefit, net	1,776,449	1,571,926
Net income	$2,861,477	$2,633,936

Net income per common share – basic	$.40	$.45
Net income per common share – diluted	$.36	$.39

Weighted average number of common shares outstanding – basic	7,184,927	5,894,817
Weighted average number of common shares outstanding – diluted	7,994,261	6,706,458

      See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended October 31, 2012 and 2011

			Aditional			Total
		Common	paid-in	Accumulated	Treasury	stockholders’
	Shares	stock	capital	deficit	stock	equity (deficit)
Balance at November 1, 2010	4,691,448	$53,879	$4,758,816	$(8,784,473)	$(1,623,475)	$(5,595,253)
Proceeds from stock issuance	1,044,644	10,446	4,239,554			4,250,000
Debt conversion – related party	1,369,048	13,691	5,736,309			5,750,000
Private placement expenditures			(170,334)			(170,334)
Exercise of common stock options	70,000	700	36,480			37,180
Stock-based compensation expense			259,338			259,338
Net income				2,633,936		2,633,936
Balance at October 31, 2011	7,175,140	$78,716	14,860,163	(6,150,537)	(1,623,475)	7,164,867
Exercise of common stock options	18,000	180	9,720			9,900
Stock-based compensation expense			250,673			250,673
Net income				2,861,477		2,861,477
Balance at October 31, 2012	7,193,140	$78,896	$15,120,556	$(3,289,060)	$(1,623,475)	$10,286,917

   See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended October 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net income	$2,861,477	$2,633,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,456,392	2,155,478
Provision for deferred taxes	(1,811,487)	(1,590,219)
(Recovery of) provision for doubtful accounts receivable	(13,447)	69,301
Stock-based compensation expense	250,673	259,338
Changes in operating assets and liabilities:
Accounts receivable	(59,697)	382,079
Prepaid expenses and other current assets	190,513	(52,241)
Other assets	15,504	45,100
Accounts payable	(159,915)	(154,278)
Accrued expenses and other current liabilities	(113,083)	(58,099)
Deferred revenue	198,512	(261,975)
Accrued interest – related party	-	(446,211)
Total adjustments	953,965	348,273
Net cash provided by operating activities	3,815,442	2,982,209

Cash flows from investing activities
PASSUR® Network, net	(1,159,064)	(344,904)
Capitalized software development costs, net	(1,886,422)	(2,023,355)
Property, plant and equipment, net	(768,258)	(288,410)
Net cash used in investing activities	(3,813,744)	(2,656,669)

Cash flows from financing activities
Proceeds from stock issuance	-	4,250,000
Repayments of notes payable – related party	(50,000)	(4,250,000)
Private placement expenditures	-	(170,334)
Proceeds from exercise of stock options	9,900	37,180
Net cash used in financing activities	(40,100)	(133,154)

(Decrease) increase in cash	(38,402)	192,386
Cash – beginning of year	299,455	107,069
Cash – end of year	$261,053	$299,455

Supplemental cash flow information

Notes payable – related party; settled with stock	$-	$5,750,000

Cash paid during the year for:
Interest – related party	$293,000	$1,358,290
Income taxes	$31,000	$12,789

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

October 31, 2012

1. Description of Business and Significant Accounting Policies

Nature of Business

The Company is a leading aviation business intelligence company that provides predictive analytics and decision-support technology for the aviation industry based on its unique, proprietary technology and real-time accessible databases, supported by a number of leading industry experts, and a proven management team, experienced in the use of Big Data. The Company believes it operates under one operating segment.

Basis of Presentation

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Revenue Recognition Policy

The Company recognizes revenue in accordance with FASB ASC 605-15, (SAB 104, “Revenue Recognition in Financial Statements”) which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

The Company’s revenues are generated by selling: (1) subscription-based, real-time decision and solution information; (2) professional services; and (3) annual maintenance contracts for PASSUR® Radar Systems.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer’s receipt of such data or services. In accordance with ASC 605-15, we recognize revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to its hosted servers, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with ASC 605-15. Revenues generated by professional services are recognized over the term of such executed agreements or as provided.

From time to time, the Company will enter into an agreement with a customer to receive a one-time fee for rights including, but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. These fees are recognized as revenue ratably over the term of the agreement or expected useful life of such arrangement, whichever is longer, but typically five years.

Deferred revenue is classified on the Company’s balance sheet as a liability until such time as revenue from services is properly recognized as revenue in accordance with ASC 605-15 and the corresponding agreement.

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

Accounts Receivable

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred and/or unamortized revenues, as well as initial set-up fees.

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision.

The provision for doubtful accounts was $80,000 and $94,000 as of October 31, 2012 and 2011, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable. The pre-petition receivable from American Airlines is less that the provision of doubtful accounts as of October 31, 2012.

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

PASSUR® Network

The PASSUR® Network is comprised of PASSUR® Systems, which include the direct and indirect production, shipping, and installation costs incurred for each PASSUR® System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR® Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and no depreciation is recorded.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, “Internal Use Software.” ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $1,886,000 as of October 31, 2012 and $2,023,000 as of October 31, 2011. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years.

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

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR® Network Systems, amortization of Capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR® Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR® Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR® Systems added to the Network, which include the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR® Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as “Capitalized Assets”, and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company follows ASC 740, “Income Taxes”, where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2012, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Research and Development Costs

Research and development costs are expensed as incurred.

Net Income per Share Information

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share for fiscal years 2012 and 2011 are as follows:

	2012	2011

Basic weighted average shares outstanding	7,184,927	5,894,817
Effect of dilutive stock options	809,334	811,641
Diluted weighted average shares outstanding	7,994,261	6,706,458

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive
Stock options	532,166	673,859

Deferred Revenue

Deferred revenue includes amounts attributable to advances received on customer agreements, which may be prepaid either annually or quarterly. Revenues from such customer agreements are recognized as income ratably over the period that coincides with the respective agreement.

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1.Description of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company follows FASB ASC 718 “Compensation-Stock Compensation”, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $251,000 and $259,000 in fiscal years 2012 and 2011, respectively, and was primarily included in selling, general, and administrative expenses.

The Company’s stock options vest over a period of three and five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2012 and 2011; risk-free interest rates of 3.51% to 3.54%, volatility factor of the expected market price of the Company’s common stock of 109% to 117%, no dividend yield, and a weighted average expected life of the stock options of 6.5 years.

Comprehensive Income

The Company’s comprehensive income is equivalent to that of the Company’s total net income for fiscal years 2012 and 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company for the quarter ended April 30, 2012 and its adoption did not have a material effect on the Company's operating results or financial position.

2. Property, Plant and Equipment

Property, plant and equipment consist of the following as of October 31, 2012 and 2011:

	Estimated useful lives	2012	2011

Leasehold improvements	3-5 years	$207,000	$201,000
Equipment	5-10 years	4,066,000	3,311,000
Furniture and fixtures	5-10 years	538,000	531,000
		4,811,000	4,043,000
Less accumulated depreciation and amortization		3,767,000	3,672,000
Total		$1,044,000	$371,000

The Company recorded depreciation and amortization expense on the assets included in Property, plant and equipment of $95,000 and $75,000 for fiscal years 2012 and 2011, respectively. Included in equipment are $875,000 of assets in development for a second data center, and the related upgrade of the communications network, as of October 31, 2012. No depreciation was recorded relating to these assets.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3.	PASSUR® Network

As of October 31, 2012 and 2011, the Company had $15,136,000 and $13,977,000 of Company-owned PASSUR® Systems capitalized, and $9,071,000 and $7,695,000 of accumulated depreciation related to such costs, resulting in a net asset of $6,065,000 and $6,282,000, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR® Systems which are not installed in the PASSUR® Network are carried at cost and no depreciation is recorded. These costs amounted to $1,124,000 and $134,000 as of October 31, 2012 and 2011, respectively. The Company capitalized $1,159,000 and $345,000 of costs to the PASSUR® Network during fiscal years 2012 and 2011, respectively. Included in the PASSUR® Network as of October 31, 2012 and 2011, are $766,000 and $637,000 of costs pertaining to raw material, work-in-process, and finished goods components. Depreciation expense related to the Company-owned PASSUR® Network was $1,376,000 and $1,364,000 in fiscal years 2012 and 2011, respectively. The Company did not dispose of any PASSUR® Network assets in fiscal years 2012 or 2011.

4.	Capitalized Software Development Costs

As of October 31, 2012 and 2011, the Company had $9,340,000 and $7,454,000 of Capitalized software development costs, and $3,797,000 and $2,812,000 of accumulated amortization related to such costs, resulting in a net asset of $5,543,000 and $4,642,000, respectively. Amortization related to capitalized software development projects was $985,000 and $716,000 in fiscal years 2012 and 2011, respectively. For the next five years, beginning in fiscal year 2013, future amortization expense for Capitalized software development costs where amortization has commenced, is estimated to approximate $1,099,000, $949,000, $862,000, $721,000, and $453,000. As of October 31, 2012, the Company had $1,475,000 of Capitalized software development costs relating to projects in development which are not yet subject to amortization.

5.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of October 31, 2012 and 2011:

	2012	2011

Payroll, payroll taxes, and benefits	$438,000	$375,000
Professional fees	149,000	135,000
License fees	50,000	50,000
Commissions	23,000	102,000
Travel expenses	19,000	25,000
Consulting fees	7,000	54,000
Other liabilities	42,000	100,000
Total	$728,000	$841,000

6.     Notes Payable

At November 1, 2010, the Company had notes payable due to G.S. Beckwith Gilbert of $15,261,000. On May 9, 2011, as a result of the transactions described in “Private Placement” below, the Company’s outstanding notes payable to G.S. Beckwith Gilbert were reduced by $10,000,000, and a new note payable was issued to G.S. Beckwith Gilbert in the amount of $4,815,000. The new note payable bears a maturity date of November 1, 2014 and originally had an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% would be payable in cash, and the remaining interest of 3% per annum would be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)
6.     Notes Payable (continued)

On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued. Interest payments will be made annually on October 31 of each year.

During fiscal year 2011, the Company paid fiscal year 2011 interest to G.S. Beckwith Gilbert of $912,000, representing the entire fiscal year 2011 interest due, thereby meeting the payment requirements of the loan agreement. Total payments for interest made to G.S. Beckwith Gilbert in fiscal year 2011 were $1,358,000, including the remaining fiscal year 2010 interest payment.

During fiscal year 2012, the Company paid fiscal year 2012 interest to G.S. Beckwith Gilbert of $293,000, representing the entire fiscal year 2012 interest due, thereby meeting the payment requirements of the loan agreement. In August 2012, the Company made a $50,000 principal payment, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,765,000 on October 31, 2012.

The Company has received a commitment from G.S. Beckwith Gilbert, dated January 17, 2013, that if the Company, at any time, is unable to meet its obligations through January 17, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

In addition, on the same day, the Company entered into a debt conversion agreement with G.S. Beckwith Gilbert, pursuant to which the Company (1) repaid, from the private placement proceeds, $4,250,000 of principal on the outstanding notes payable to G.S. Beckwith Gilbert and (2) converted $5,750,000 of the principal amount of the notes payable held by G.S. Beckwith Gilbert into 1,369,048 shares of common stock, subject to trading restrictions. A new note payable was issued to G.S. Beckwith Gilbert equal to the remaining $4,815,000 principal balance of the existing notes payable following such conversion. The stock issued by the Company to G.S. Beckwith Gilbert was done so based on the trading price of the Company’s stock and thus considered to be fair value based on a Level 1 input per ASC Topic 820, “Fair Value Measurements and Disclosures”, and accordingly no gain or loss resulted from the conversion.

The new note payable bears a maturity date of November 1, 2014 and originally had an annual interest rate of 9%, payable as follows: interest at the annual rate of 6% would be payable in cash, and the remaining interest of 3% per annum would be payable at the option of the Company in cash or "paid in kind" and added to the principal of the note payable.

On September 6, 2011, the Company entered into an amendment to the note payable agreement, reducing the annual interest rate from 9% to an annual rate of 6%, payable in cash, and the Company’s option to pay the remaining interest of 3% per annum in cash or “paid in kind” was discontinued. Interest payments will be made annually on October 31 of each year.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8.     Leases

The Company’s headquarters, located in Stamford, Connecticut, are subject to a lease through January 31, 2018, at an average annual rental rate of $224,000. The Company’s software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2015, at an average annual rental rate of $122,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement. Effective May 1, 2012, the Company entered into a one-year agreement to sublease space to Field Point Capital Management Company, owned 100% by G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, for 1,300 square feet of office space at an annual rental rate of $52,000, which is the same rate paid by the Company. In fiscal year 2012, the Company received payments of $27,000 from such sublease.

Contractual obligations
Fiscal Year Ended October 31	under operating leases

2013	$354,000
2014	340,000
2015	351,000
2016	228,000
2017	233,000
Thereafter	59,000
Total minimum contractual obligations	$1,565,000

9. Income Taxes

The Company’s provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate for fiscal years 2012 and 2011 is as follows:

	2012		2011
	Amount	Percent	Amount	Percent

U.S. statutory tax	$369,000	34.0%	$361,000	34.0%
Decrease in valuation allowance	(2,306,000)	(212.5)	(2,018,000)	(190.1)
Permanent differences	54,000	4.9	73,000	6.9
NOL stock-compensation adjustment	20,000	1.9	-	-
State tax, net of federal benefit	64,000	5.9	12,000	1.1
Other, net	23,000	2.1	-	-
Income tax benefit, net	$(1,776,000)	(163.7)%	$(1,572,000)	(148.1)%

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2012 and 2011 is as follows:

	2012	2011

Deferred tax assets and liabilities:
Net operating loss carry-forward	$4,263,000	$4,696,000
AMT credits	15,000	-
Accrued vacation	112,000	103,000
Allowance for doubtful accounts receivable	32,000	40,000
Stock compensation-nonqualified	75,000	41,000
Depreciation	(1,095,000)	(984,000)
Deferred tax assets and liabilities	3,402,000	3,896,000
Less: valuation allowance	-	(2,306,000)
Net deferred tax assets and liabilities	$3,402,000	$1,590,000

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at October 31, 2012 was approximately $133,000, and if the Company is able to utilize this benefit in the future, it would result in a credit to additional paid-in capital.

The income tax benefit for fiscal years ended October 31, 2012 and 2011 is as follows:

	2012	2011

Current:
Federal	$14,000	$-
State	21,000	18,000
Income tax provision-current	35,000	18,000

Deferred:
Federal	(1,369,000)	(1,232,000)
State	(442,000)	(358,000)
Total income tax benefit, net	$(1,776,000)	$(1,572,000)

At October 31, 2012, the Company had available a federal net operating loss carry-forward of $10,990,000 for income tax purposes, which will expire in various tax years from fiscal year 2020 through fiscal year 2029. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. For fiscal year 2011, the Company’s deferred tax benefit was $1,590,000, which was primarily driven by the partial reversal of the Company’s valuation allowance for the deferred tax asset of $3,896,000, as it was determined at that time that this was the amount of the Company’s deferred tax asset that was considered more likely than not to be realized. During fiscal year 2012, the Company reversed the remaining valuation allowance of $2,306,000 related to deferred tax assets, as it was determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating whether or not to realize a deferred tax asset, the Company considered all available positive and negative evidence, including past operating results and a forecast of future taxable income.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

10.	Stock Options

In fiscal year 2009, the Company’s Board of Directors approved the Company’s 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company’s common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company’s common stock as of October 31, 2010. During fiscal year 2011, the plan was amended for the granting of another 500,000 stock option shares, for a total provision of 1,500,000 stock option shares of the Company’s common stock as of October 31, 2011 and 2012. The Company's prior stock option plan, which provided for the granting of stock options for up to 2,200,000 shares of the Company's common stock, expired during fiscal year 2009. The stock option’s exercise price per share is typically the fair market value of the Company’s common stock at the date of grant. Stock options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company’s common stock must exercise their stock options within five years of the date of the grant, and are exercisable at 110% of the fair market value of the Company’s common stock at the date of grant.

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

There were 1,048,000 shares of common stock reserved for future issuance under the Company’s 2009 stock option plan as of October 31, 2012. For fiscal year 2012 stock-based compensation expense of $251,000 was primarily charged to selling, general, and administrative expense, consisting of $41,000 for stock options granted during fiscal year 2012 and $210,000 for stock options granted prior to October 31, 2011. There was $876,000 of unrecognized stock-based compensation costs related to non-vested, stock-based compensation arrangements, expected to be recognized over a weighted average period of 3.54 years as of October 31, 2012. The Company had 313,000 unvested stock options as of October 31, 2012.

Information with respect to the Company’s stock options for fiscal years 2012 and 2011 is as follows:
	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Stock options outstanding at November 1, 2010	1,478,000	$1.40
Stock options granted in fiscal year 2011	80,000	$3.73
Stock options exercised in fiscal year 2011	(70,000)	$.53
Stock options forfeited and expired in fiscal year 2011	(82,500)	$2.97
	1,405,500	$1.49
Stock options granted in fiscal year 2012	95,000	$4.59
Stock options exercised in fiscal year 2012	(18,000)	$.55
Stock options forfeited in fiscal year 2012	(141,000)	$2.13
Stock options outstanding at October 31, 2012	1,341,500	$1.63	4.1	$2,189,000
Stock options exercisable at October 31, 2012	1,028,200	$.96	2.8	$984,000

The weighted average grant date fair value of the Company’s stock options granted during fiscal years 2012 and 2011 was $4.04 and $3.90, respectively. The total intrinsic value of stock options exercised was $72,000 and $245,000 during fiscal years 2012 and 2011, respectively.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

11. Major Customers

The Company’s principal business is to provide its customers business intelligence and predictive analytics solutions serving the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. The Company believes it operates under one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

Two customers accounted for 24% and 32% of total revenues for fiscal years 2012 and 2011, respectively. One customer, a U.S. government agency, accounted for 14% and 21% of total revenues, or $1,746,000 and $2,843,000, for fiscal years 2012 and 2011, respectively. One customer accounted for 10% of total revenues, or $1,299,000, for fiscal year 2012, and another customer accounted for 11% of total revenues, or $1,500,000, for fiscal year 2011. During fiscal year 2012, the contract with the U.S. government agency was completed. There were no significant past due accounts receivable balances for these customers as of the fiscal year ended October 31, 2012.

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision. The pre-petition receivable from American Airlines is less that the provision of doubtful accounts as of October 31, 2012.

The Company had foreign sales of $139,000 and $217,000 in fiscal years 2012 and 2011, respectively. All sales, including foreign sales, are denominated in U.S. dollars.

12. Royalty Agreement

The Company is a party to a license agreement, as amended in fiscal year 2001, whereby the Company is granted the exclusive right and license worldwide to manufacture and sell PASSUR® Systems for use with airline dispatch systems and in other aircraft flight tracking systems. The Company is also granted an exclusive worldwide license to sell PASSUR® Systems and/or data subscriptions for noise applications, dispatch activities, and new applications based on modifications to existing designs. Under the terms of agreement, the Company paid a royalty based on the number of PASSUR® Systems sold and/or installed and generating subscription revenues, subject to a minimum annual royalty of $75,000. During fiscal year 2009, the Company amended the agreement to a fixed fee royalty of $50,000 per year. The Company had $50,000 accrued as a component of accrued expenses and other accrued liabilities as of October 31, 2012 and 2011. This license agreement is in effect until the date of expiration of the last licensed patent to expire, which occurs in 2013.