Form 10-K/A
period 2012-10-31
PASSUR Aerospace, Inc.
filed 2013-02-01
CIK 225628

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

          The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2012 was $8,421,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 10, 2013 was 7,193,140


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2012, are incorporated by reference into Part III of this Form 10-K.

                                EXPLANATORY NOTE

     This Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (the "Form 10-K"), originally filed by PASSUR Aerospace, Inc. on January 29, 2013, is being filed solely for the purpose of amending and restating Exhibit 23.1 of the Form 10-K to correct a typographical error contained in such exhibit changing a date from "January 28, 2013" to "January 29, 2013". Part IV, Item 15(c) of the Form 10-K is being amended and restated to reflect that Exhibit 23.1 is filed herewith and that the other exhibits filed or furnished with the Form 10-K were previously filed or furnished, as applicable.

     Except as described above, no other changes have been made to the Form 10-K. This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.19**   Commitment of G.S. Beckwith Gilbert, dated January 17, 2013.

16 Change in Certifying Accountant is incorporated by reference to our Form 8-K/A, dated October 28, 1998.

21 List of Subsidiaries is incorporated by reference to our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*     Consent of Independent Registered Public Accounting Firm.

31.1** Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins***       XBRL Instance

101.xsd***       XBRL Schema

101.cal***       XBRL Calculation

101.def***       XBRL Definition

101.lab***       XBRL Label

101.pre***       XBRL Presentation

-------------------------

* Filed herewith.
** Previously filed.
*** Previously furnished.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

DATED:  FEBRUARY 1, 2013              By:  /s/ James T. Barry
                                           ------------------
                                           James T. Barry
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DATED:  FEBRUARY 1, 2013              /s/ James T. Barry
                                      ------------------
                                          James T. Barry
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

DATED:  FEBRUARY 1, 2013              /s/ Jeffrey P. Devaney
                                      ----------------------
                                          Jeffrey P. Devaney
                                          Chief Financial Officer, Treasurer,
                                          and Secretary
                                         (Principal Financial and Accounting
                                          Officer)

DATED:  FEBRUARY 1, 2013              /s/ G.S. Beckwith Gilbert
                                      --------------------------
                                          G.S. Beckwith Gilbert
                                          Chairman of the Board and Director

DATED:  FEBRUARY 1, 2013              /s/ John R. Keller
                                      ------------------
                                          John R. Keller
                                          Executive Vice President and Director

DATED:  FEBRUARY 1, 2013              /s/ Richard R. Schilling, Jr.
                                      -----------------------------
                                          Richard R. Schilling, Jr.
                                          Director

DATED:  FEBRUARY 1, 2013              /s/ Bruce N. Whitman
                                      --------------------
                                          Bruce N. Whitman
                                          Chairman of the Executive Committee
                                          and Director

DATED:  FEBRUARY 1, 2013              /s/ Paul L. Graziani
                                      --------------------
                                          Paul L. Graziani
                                          Chairman of the Audit Committee and
                                          Director

DATED:  FEBRUARY 1, 2013              /s/ James J. Morgan
                                      -------------------
                                          James J. Morgan
                                          Chairman of the Compensation Committee
                                          and Director

DATED:  FEBRUARY 1, 2013              /s/ Kurt J. Ekert
                                      ------------------
                                          Kurt J. Ekert
                                          Director

DATED:  FEBRUARY 1, 2013              /s/ Peter L. Bloom
                                      ------------------
                                          Peter L. Bloom
                                          Director

DATED:  FEBRUARY 1, 2013              /s/ Richard L. Haver
                                      ---------------------
                                          Richard L. Haver
                                          Director