Form 10-Q
period 2013-01-31
PASSUR Aerospace, Inc.
filed 2013-03-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

There were 7,193,140 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of March 6, 2013.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of January 31, 2013 (unaudited)
         and October 31, 2012.                                                 3

         Consolidated Statements of Income (unaudited)
         Three months ended January 31, 2013 and 2012.                         4

         Consolidated Statements of Cash Flows (unaudited)                     5
         Three months ended January 31, 2013 and 2012.

         Notes to Consolidated Financial Statements (unaudited) -
         January 31, 2013.                                                     6

Item  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          13

Item 4.  Controls and Procedures.                                             13

PART II. OTHER INFORMATION                                                    14

Item 5.  Other Information.                                                   14

Item 6.  Exhibits.                                                            14

Signatures.                                                                   15

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   PASSUR Aerospace, Inc. and Subsidiary

                                         Consolidated Balance Sheets

                                                         JANUARY 31,        October 31,
                                                           2013                 2012
                                                      ------------------------------------
                                                           (UNAUDITED)
ASSETS
Current assets:
   Cash                                               $      371,848       $    261,053
   Accounts receivable, net                                1,074,110          1,475,665
   Deferred tax asset, current                               584,562            584,562
   Prepaid expenses and other current assets                 226,559            130,830
                                                      ------------------ -------------------
Total current assets                                       2,257,079          2,452,110

PASSUR(R) Network, net                                     5,846,615          6,065,222
Capitalized software development costs, net                5,677,590          5,543,402
Property, plant and equipment, net                         1,144,006          1,044,463
Deferred tax asset, non-current                            2,817,144          2,817,144
Other assets                                                 188,249            193,426
                                                      ------------------ -------------------
TOTAL ASSETS                                             $17,930,683        $18,115,767
                                                      ================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $      457,119     $      668,238
   Accrued expenses and other current liabilities            507,594            727,647
   Deferred revenue, current portion                       1,647,470          1,478,141
                                                      ------------------ -------------------
Total current liabilities                                  2,612,183          2,874,026

Deferred revenue, less current portion                       180,009            189,944
Notes payable - related party                              4,764,880          4,764,880
                                                      ------------------ -------------------
                                                           7,557,072          7,828,850
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
  par value $.01 per share; none issued or
  outstanding                                                     --                --
  Common shares - authorized 10,000,000 shares,
  par value $.01 per share; issued 7,889,640 in
  fiscal years 2013 and 2012                                  78,896             78,896
  Additional paid-in capital                              15,194,932         15,120,556
  Accumulated deficit                                     (3,276,742)        (3,289,060)
                                                       ------------------ -------------------
                                                          11,997,086         11,910,392
   Treasury stock, at cost, 696,500 shares
   in fiscal years 2013 and 2012                          (1,623,475)        (1,623,475)
                                                      ------------------ -------------------
Total stockholders' equity                                10,373,611         10,286,917
                                                      ------------------ -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $17,930,683        $18,115,767
                                                      ================== ===================

See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                     THREE MONTHS ENDED JANUARY 31,
                                                                        2013               2012
                                                                ------------------ -------------------

REVENUES                                                        $    2,674,526     $    3,463,784

COST AND EXPENSES:
  Cost of revenues                                                   1,515,556          1,675,778
  Research and development                                             146,956             95,738
  Selling, general, and administrative expenses                        898,090          1,238,350
                                                                ------------------ -------------------
                                                                     2,560,602          3,009,866
                                                                ------------------ -------------------

INCOME FROM OPERATIONS                                                 113,924            453,918

Interest expense - related party                                        73,061             73,828
                                                                ------------------ -------------------
Income before income taxes                                              40,863            380,090
Provision for Income taxes                                              28,545                  -
                                                                ------------------ -------------------
NET INCOME                                                      $       12,318       $    380,090
                                                                ================== ===================

Net income per common share - basic                             $          .00       $        .05
                                                                ================== ===================
Net income per common share - diluted                           $          .00       $        .05
                                                                ================== ===================

Weighted average number of common shares outstanding - basic         7,193,140          7,175,140
                                                                ================== ===================
Weighted average number of common shares outstanding - diluted       7,981,129          8,012,448
                                                                ================== ===================

See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                                  THREE MONTHS ENDED JANUARY 31,
                                                                       2013              2012
                                                              -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $        12,318       $  380,090
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                    644,254          600,200
     Recovery of doubtful accounts receivable                          (4,125)          (4,372)
     Stock-based compensation expense                                  74,376           72,280
     Changes in operating assets and liabilities:
       Accounts receivable                                            405,680          140,370
       Prepaid expenses and other current assets                      (95,729)        (243,006)
       Other assets                                                     5,177          (15,280)
       Accounts payable                                              (211,119)        (270,075)
       Accrued expenses and other current liabilities                (220,053)          20,979
       Deferred revenue                                               159,394          265,940
                                                              -------------------------------------
Total adjustments                                                     757,855          567,036
                                                              -------------------------------------
Net cash provided by operating activities                             770,173          947,126

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                                (82,511)        (194,419)
Software development costs, net                                      (420,031)        (529,420)
Property, plant and equipment, net                                   (156,836)         (70,868)
                                                              -------------------------------------
Net cash used in investing activities                                (659,378)        (794,707)
                                                              -------------------------------------

Increase in cash                                                      110,795          152,419
Cash - beginning of period                                            261,053          299,455
                                                              -------------------------------------
Cash - end of period                                               $  371,848       $  451,874
                                                              =====================================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                         $   73,061      $    73,828
  Income taxes                                                     $   59,731      $    21,325


See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2013

(Unaudited)

1. NATURE OF BUSINESS
---------------------------

PASSUR Aerospace, Inc. ("PASSUR(R)" or the "Company") is a leading aviation business intelligence company that provides predictive analytics and decision-support technology for the aviation industry based on its unique, proprietary technology and real-time accessible databases, supported by a number of leading industry experts, and a proven management team.

PASSUR(R) serves all of the 8 largest North American airlines, all 5 of the major hub carriers, more than 60 airport customers, including 22 of the top 30 North American airports, and approximately 200 corporate aviation customers, as well as the U.S. government, using a recurring-revenue subscription model.

PASSUR(R)'s products include a suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions, among other inefficiencies. Solutions offered by PASSUR(R) cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs, fuel costs, and emissions, while maximizing revenue opportunities, as well as improving operational efficiency, and enhancing the passenger experience. The Company provides data consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services.

PASSUR(R) owns and operates what the Company believes is the largest commercial air traffic surveillance and passive radar network in the world, with one hundred and fifty-six passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network has a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

Management is addressing the Company's working capital deficiency by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 6, 2013, that if the Company, at any time, is unable to meet its obligations through March 6, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2012, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2013, and its consolidated results of operations and cash flows for the three months ended January 31, 2013 and 2012.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2013.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with FASB ASC 605-15, (SAB 104, "Revenue Recognition in Financial Statements") which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

The Company's revenues are generated by selling: (1) subscription-based, real-time decision and solution information; (2) professional services; and (3) annual maintenance contracts for PASSUR(R) Radar Systems.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with ASC 605-15, we recognize revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to the Company's hosted servers, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with ASC 605-15. Revenues generated by professional services are recognized over the term of such executed agreements or as provided.

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

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR(R) Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) Systems added to the Network, which include the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

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

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision. The provision for doubtful accounts was $76,000 and $80,000 as of January 31, 2013 and October 31, 2012, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable. The pre-petition receivable from American Airlines is less that the provision of doubtful accounts as of January 31, 2013.

PASSUR(R) NETWORK

The PASSUR(R) Network is comprised of PASSUR(R) Systems, which include the direct and indirect production, shipping, and installation costs incurred for each PASSUR(R) System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR(R) Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and no depreciation is recorded.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years. The Company had $1,800,000 of software development projects in development as of January 31, 2013.

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

DEFERRED TAX ASSET

The Company had available a federal net operating loss carry-forward of $10,990,000 for income tax purposes as of January 31, 2013, which will expire in various tax years from fiscal year 2020 through fiscal year 2029. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's receivables and payables approximate their fair values, principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company's related party debt is held by its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows:


                                                     FOR THE THREE MONTHS ENDED
                                                              JANUARY 31,
                                                             2013        2012
                                                        ------------- ----------

Basic weighted average shares outstanding                  7,193,140   7,175,140
Effect of dilutive stock options                             787,989     837,308
                                                        ------------- ----------
Diluted weighted average shares outstanding                7,981,129   8,012,448
                                                        ============= ==========

Weighted average shares which are not
 included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options                                               582,511      573,192
                                                        ============= ==========

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $74,000 and $72,000 for the three months ended January 31, 2013 and 2012, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company had a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $4,765,000 as of January 31, 2013 and October 31, 2012. The note payable bears a maturity date of November 1, 2014, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the note payable through January 31, 2013.

The Company has received a commitment from G.S. Beckwith Gilbert, dated March 6, 2013, that if the Company, at any time, is unable to meet its obligations through March 6, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

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

DESCRIPTION OF BUSINESS

PASSUR Aerospace, Inc. ("PASSUR(R)" or the "Company") is a leading aviation business intelligence company that provides predictive analytics and decision-support technology for the aviation industry based on its unique, proprietary technology and real-time accessible databases, supported by a number of leading industry experts, and a proven management team.

PASSUR(R) serves all of the 8 largest North American airlines, all 5 of the major hub carriers, more than 60 airport customers, including 22 of the top 30 North American airports, and approximately 200 corporate aviation customers, as well as the U.S. government, using a recurring-revenue subscription model.

PASSUR(R)'s products include a suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions, among other inefficiencies. Solutions offered by PASSUR(R) cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs, fuel costs, and emissions, while maximizing revenue opportunities, as well as improving operational efficiency, and enhancing the passenger experience. The Company provides data consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services.

PASSUR(R) owns and operates what the Company believes is the largest commercial air traffic surveillance and passive radar network in the world, with one hundred and fifty-six passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network has a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

RESULTS OF OPERATIONS

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

The Company's North American airline, airport, and business aviation revenue increased $188,000, or 8%, for the three months ended January 31, 2013, as compared to the same period in fiscal year 2012. During the same period, international, professional services, and government revenue decreased $977,000, as compared to the same period in fiscal year 2012, primarily due to the completion of a government contract and a professional services engagement in fiscal year 2012. As a result, total revenue decreased $789,000, or 23%, to $2,675,000 for the three months ended January 31, 2013, from $3,464,000 for the same period in fiscal year 2012.

The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR(R) Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) System units added to the Network, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not break down its costs by product.

Cost of revenues decreased $160,000, or 10%, for the three months ended January 31, 2013, as compared to the same period in fiscal year 2012, due in part to an increase in the Company's capitalization of costs of $117,000, primarily due to the use of software engineering resources to construct a second data center. In addition, consulting expense decreased $127,000, due to the completion of a professional services engagement in fiscal year 2012, and communication costs decreased $80,000, due to the Company's adaptation of its new network infrastructure in fiscal year 2012. This decrease in cost of revenues was partially offset by a decrease in the capitalization of software development costs of $109,000, primarily due to software engineer resources constructing a second data center, as well as an increase in amortization expense, as compared to the same period in fiscal year 2012.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products. Research and development expenses increased $51,000, or 54%, for the three months ended January 31, 2013, as compared to the same period in fiscal year 2012, primarily due to an increase in payroll and related costs as a result of an increase in headcount.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during the three months ended January 31, 2013 or 2012. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses decreased $340,000, or 27%, for the three months ended January 31, 2013, as compared to the same period in fiscal year 2012, due to a decrease in payroll and related costs of $204,000, primarily as a result of a decrease in headcount, as well as decreases in travel and entertainment expenses and commissions.

INCOME FROM OPERATIONS

Revenues decreased $789,000, or 23%, to $2,675,000, total costs and expenses decreased $449,000, or 15%, to $2,561,000, and income from operations decreased $340,000, or 75%, to $114,000, for the three months ended January 31, 2013, as compared to the same period in fiscal year 2012.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $1,000, or 1%, for the three months ended January 31, 2013, as compared to the same period in fiscal year 2012.

NET INCOME

The Company had net income of $12,000, or $.00 per diluted share, for the three months ended January 31, 2013, as compared to net income of $380,000, or $.05 per diluted share, for the same period in fiscal year 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $355,000 as of January 31, 2013. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $4,765,000 as of January 31, 2013, with a maturity of November 1, 2014. The Company's stockholders' equity was $10,374,000 as of January 31, 2013. The Company had net income of $12,000 for the three months ended January 31, 2013.

Management is addressing the Company's working capital deficiency by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 6, 2013, that if the Company, at any time, is unable to meet its obligations through March 6, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2013. During such period the Company does not anticipate borrowing additional funds from G.S. Beckwith Gilbert, although it has received a commitment from G.S. Beckwith Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $770,000 for the three months ended January 31, 2013, and consisted of $12,000 of net income, depreciation and amortization of $644,000, and stock-based compensation expense of $74,000, with the balance consisting of a reduction in operating assets, partially offset by a decrease in operating liabilities. Net cash used in investing activities was $659,000 for the three months ended January 31, 2013, expended for Capitalized software development costs, additions to the PASSUR(R) Network, and a redundant server center at an off-site location.

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

Interest by potential customers in the information and decision support software products obtained from PASSUR(R) Network Systems and its professional services remains strong. As a result, the Company anticipates an increase in future revenues from its airline and airport business. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012 and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2013.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On March 6, 2013, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through March 6, 2014. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

ITEM 6. EXHIBITS.

10.1  Commitment of G.S. Beckwith Gilbert, dated March 6, 2013.

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

101.ins** XBRL Instance

101.xsd** XBRL Schema

101.cal** XBRL Calculation

101.def** XBRL Definition

101.lab** XBRL Label

101.pre** XBRL Presentation
-------------------

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

DATED: MARCH 14, 2013     By:                 /s/ James T. Barry
                                              ------------------
                                              James T. Barry
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

DATED:  MARCH 14, 2013    By:                /s/ Jeffrey P. Devaney
                                             ------------------------
                                             Jeffrey P. Devaney
                                             Chief Financial Officer, Treasurer,
                                             and Secretary
                                             (Principal Financial and
                                             Accounting Officer)