Form 10-Q
period 2013-04-30
PASSUR Aerospace, Inc.
filed 2013-06-13
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

                                       OR

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 000-7642

                             PASSUR AEROSPACE, INC.

  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

NEW YORK                                                 11-2208938
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)


     ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT      06901
             (Address of Principal Executive Office)          (Zip Code)

Registrant's telephone number, including area code:  (203) 622-4086

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

================================================================================
--------------------------------------------------------------------------------

There were 7,288,183 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of June 4, 2013.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary

                                                                           PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of April 30, 2013 (unaudited)
        and October 31, 2012.                                                  3

        Consolidated Statements of Income (unaudited)                          4
        Six months ended April 30, 2013 and 2012.

        Consolidated Statements of Income (unaudited)                          5
        Three months ended April 30, 2013 and 2012.

        Consolidated Statements of Cash Flows (unaudited)                      6
        Six months ended April 30, 2013 and 2012.

        Notes to Consolidated Financial Statements (unaudited)
         - April 30, 2013.                                                     7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                        11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.           15

Item 4. Controls and Procedures.                                              15

PART II. OTHER INFORMATION                                                    15

Item 5. Other Information.                                                    15

Item 6. Exhibits.                                                             16

Signatures.                                                                   17

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                      PASSUR Aerospace, Inc. and Subsidiary

                                          Consolidated Balance Sheets

                                                                  APRIL 30,      October 31,
                                                                    2013            2012
                                                               -------------   -------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                        $   1,059,428   $     261,053
   Accounts receivable, net                                          885,402       1,475,665
   Deferred tax asset, current                                       569,562         584,562
   Prepaid expenses and other current assets                         220,876         130,830
                                                               -------------   -------------
Total current assets                                               2,735,268       2,452,110

PASSUR(R) Network, net                                             5,658,730       6,065,222
Capitalized software development costs, net                        5,791,764       5,543,402
Property, plant and equipment, net                                 1,246,086       1,044,463
Deferred tax asset, non-current                                    2,817,144       2,817,144
Other assets                                                         176,535         193,426
                                                               -------------   -------------
TOTAL ASSETS                                                   $  18,425,527   $  18,115,767
                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     355,469   $     668,238
   Accrued expenses and other current liabilities                    597,787         727,647
   Deferred revenue, current portion                               2,211,614       1,478,141
                                                               -------------   -------------
Total current liabilities                                          3,164,870       2,874,026

Deferred revenue, less current portion                               167,798         189,944
Notes payable - related party                                      4,764,880       4,764,880
                                                               -------------   -------------
                                                                   8,097,548       7,828,850
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
        par value $.01 per share; none issued or outstanding             --              --
  Common shares - authorized 10,000,000 shares,
        par value $.01 per share; issued 7,984,683
        in fiscal year 2013 and 7,889,640 in fiscal year 2012         79,847          78,896
   Additional paid-in capital                                     15,084,365      15,120,556
   Accumulated deficit                                            (3,212,758)     (3,289,060)
                                                               -------------   -------------
                                                                  11,951,454      11,910,392
   Treasury stock, at cost, 696,500 shares in fiscal
        years 2013 and 2012                                       (1,623,475)     (1,623,475)
                                                               -------------   -------------
Total stockholders' equity                                        10,327,979      10,286,917
                                                               -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  18,425,527   $  18,115,767
                                                               =============   =============

          See accompanying notes to consolidated financial statements.

                                                                    Page 3 OF 22


                                  PASSUR Aerospace, Inc. and Subsidiary

                                    Consolidated Statements of Income

                                                (Unaudited)




                                                                   SIX MONTHS ENDED APRIL 30,
                                                                      2013           2012
                                                                 -------------  ---------------
REVENUES                                                        $   5,335,758  $     6,995,788

COST AND EXPENSES:
  Cost of revenues                                                  2,915,155        3,179,401
  Research and development                                            310,535          213,332
  Selling, general, and administrative expenses                     1,840,449        2,512,511
                                                                -------------  ---------------
                                                                    5,066,139        5,905,244
                                                                -------------  ---------------

INCOME FROM OPERATIONS                                                269,619        1,090,544

Interest expense - related party                                      143,741          146,051
                                                                -------------  ---------------
Income before income taxes                                            125,878          944,493

Provision for income taxes                                             49,576            5,000
                                                                -------------  ---------------
NET INCOME                                                      $      76,302  $       939,493
                                                                =============  ===============

Net income per common share - basic                             $         .01  $           .13
Net income per common share - diluted                           =============  ===============

                                                                $         .01  $           .12
                                                                =============  ===============

Weighted average number of common shares outstanding - basic        7,204,200        7,176,624
                                                                =============  ===============
Weighted average number of common shares outstanding - diluted      7,842,211        8,003,504
                                                                =============  ===============


          See accompanying notes to consolidated financial statements.



                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                 THREE MONTHS ENDED APRIL 30,
                                                                     2013             2012
                                                                -------------  ---------------

REVENUES                                                        $   2,661,232   $    3,532,004

COST AND EXPENSES:
  Cost of revenues                                                  1,399,599        1,503,623
  Research and development                                            163,579          117,594
  Selling, general, and administrative expenses                       942,359        1,274,161
                                                                -------------  ---------------
                                                                    2,505,537        2,895,378
                                                                -------------  ---------------

INCOME FROM OPERATIONS                                                155,695          636,626

Interest expense - related party                                       70,680           72,223
                                                                -------------  ---------------
Income before income taxes                                             85,015          564,403

Provision for income taxes                                             21,031            5,000
                                                                -------------  ---------------
NET INCOME                                                      $      63,984  $       559,403
                                                                =============  ===============

Net income per common share - basic                             $         .01  $           .08
                                                                =============  ===============
Net income per common share - diluted                           $         .01  $           .07
                                                                =============  ===============

Weighted average number of common shares outstanding - basic        7,215,632        7,178,140
                                                                =============  ===============
Weighted average number of common shares outstanding - diluted      7,844,278        8,006,908
                                                                =============  ===============


See accompanying notes to consolidated financial statements.



                                 PASSUR Aerospace, Inc. and Subsidiary

                                 Consolidated Statements of Cash Flows

                                             (Unaudited)



                                                                     SIX MONTHS ENDED APRIL 30,
                                                                      2013             2012
                                                                 -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $      76,302   $      939,493
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   1,311,639        1,201,083
     Provision for deferred taxes                                       15,000               --
     (Recovery of) provision for doubtful accounts receivable          (23,850)          11,527
     Stock-based compensation expense                                  140,321          107,749
     Changes in operating assets and liabilities:
       Accounts receivable                                             614,113           79,226
       Prepaid expenses and other current assets                       (90,046)        (156,813)
       Other assets                                                     16,891           (6,570)
       Accounts payable                                               (312,769)        (200,578)
       Accrued expenses and other current liabilities                 (129,860)        (117,128)
       Deferred revenue                                                711,327          188,458
                                                                 -------------   --------------
Total adjustments                                                    2,252,766        1,106,954
                                                                 -------------   --------------
Net cash provided by operating activities                            2,329,068        2,046,447

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                                (200,928)        (810,887)
Software development costs, net                                       (829,702)      (1,056,795)
Property, plant and equipment, net                                    (324,502)        (179,586)
                                                                 -------------   --------------
Net cash used in investing activities                               (1,355,132)      (2,047,268)
                                                                 -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Surrender of shares to pay withholding taxes                          (180,904)              --
Proceeds from exercise of stock options                                  5,343            9,900
                                                                 -------------   --------------
Net cash (used in) provided by financing activities                   (175,561)           9,900
                                                                 =============   ==============
Increase in cash
Cash - beginning of period                                             798,375            9,079
Cash - end of period                                                   261,053          299,455
                                                                 -------------   --------------
                                                                 $   1,059,428   $      308,534
                                                                 =============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                       $     143,741   $      149,051
  Income taxes                                                   $      65,762   $           --


See accompanying notes to consolidated financial statements.
                                                                    Page 6 of 22

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2013

                                  (Unaudited)

1. NATURE OF BUSINESS

PASSUR Aerospace, Inc. ("PASSUR(R)" or the "Company") is a leading aviation business intelligence company that provides predictive analytics and decision-support technology for the aviation industry based on its unique, proprietary technology and real-time accessible databases, supported by a number of leading industry experts, and a proven management team.

PASSUR(R) serves all of the 8 largest North American airlines, all 5 of the major hub carriers, more than 60 airport customers, including 24 of the top 30 North American airports, and approximately 200 corporate aviation customers, as well as the U.S. government, using a recurring-revenue subscription model.

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

PASSUR(R) owns and operates what the Company believes is the largest commercial air traffic surveillance and passive radar network in the world, with one hundred and sixty-two passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network has a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from its significant shareholder and Chairman, G.S. Beckwith Gilbert, dated June 10, 2013, that if the Company, at any time, is unable to meet its obligations through June 10, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2012, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2013, and its consolidated results of operations and cash flows for the six months ended April 30, 2013 and 2012.

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

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with FASB ASC 605-15, ("Revenue Recognition in Financial Statements") which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

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

American Airlines parent corporation, AMR Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. In December 2011, the Company was notified by American Airlines that it will continue operating under the original contract between the Company and American Airlines, with an immaterial revision. The provision for doubtful accounts was $57,000 and $80,000 as of April 30, 2013 and October 31, 2012, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable. The pre-petition receivable from American Airlines is less than the provision of doubtful accounts as of April 30, 2013.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years. The Company had $1,418,000 of software development projects in development as of April 30, 2013. There are several new software developments projects scheduled to begin in fiscal year 2013.

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

DEFERRED TAX ASSET

The Company had available a federal net operating loss carry-forward of $10,864,000 for income tax purposes as of April 30, 2013, which will expire in various tax years from fiscal year 2020 through fiscal year 2029. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. The Company's 2009 Stock Incentive Plan allows for a cashless exercise. Shares used to calculate net income per share are as follows:


                                               FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                       APRIL 30,                   APRIL 30,
                                                    2013         2012          2013          2012
                                                -----------  ------------  ------------  -----------

Basic weighted average shares outstanding         7,215,632     7,178,140     7,204,200    7,176,624
Effect of dilutive stock options                    628,646       828,768       638,011      826,880
                                                -----------  ------------  ------------  -----------
Diluted weighted average shares outstanding       7,844,278     8,006,908     7,842,211    8,003,504
                                                ===========  ============  ============  ===========

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options                                       588,854       512,732       579,488      514,620
                                                ===========  ============  ============  ===========


STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $66,000 and $35,000 and $140,000 and $108,000 for the three and six months ended April 30, 2013 and 2012, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company had a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $4,765,000 as of April 30, 2013 and October 31, 2012. The note payable bears a maturity date of November 1, 2014, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the note payable through April 30, 2013.

The Company has received a commitment from G.S. Beckwith Gilbert, dated June 10, 2013, that if the Company, at any time, is unable to meet its obligations through June 10, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

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

PASSUR(R) serves all of the 8 largest North American airlines, all 5 of the major hub carriers, more than 60 airport customers, including 24 of the top 30 North American airports, and approximately 200 corporate aviation customers, as well as the U.S. government, using a recurring-revenue subscription model.

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

PASSUR(R) owns and operates what the Company believes is the largest commercial air traffic surveillance and passive radar network in the world, with one hundred and sixty-two passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network has a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

RESULTS OF OPERATIONS

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

The Company's airline, airport, and business aviation revenue increased $115,000, or 5%, and $279,000, or 6% to $2,532,000 and $5,040,000, for the three and six months ended April 30, 2013, as compared to the same periods in fiscal year 2012. During the three and six months ended April 30, 2013, there was no professional service and government revenue, resulting in a decrease of $961,000, and $1,922,000, respectively, as compared to the same periods in fiscal year 2012, primarily due to the completion of a government contract and a professional services engagement in fiscal year 2012. As a result, total revenue decreased $871,000, or 25%, and $1,660,000 or 24%, to $2,661,000 and $5,336,000
for the three and six months ended April 31, 2013, from $3,532,000 and $6,996,000 for the same periods in fiscal year 2012.

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

Cost of revenues decreased $104,000, or 7%, and $264,000, or 8%, for the three and six months ended April 30, 2013, as compared to the same periods in fiscal year 2012, due in part to a decrease in consulting expense of $126,000 and $252,000, due to the completion of a professional services engagement in fiscal year 2012, and communication costs decreased $120,000 and $173,000, due to the Company's continued adoption of its new network infrastructure. In addition, the Company's capitalized costs of $98,000 and $163,000 for the three and six months ended April 30, 2013, related to the shipment and installation of PASSUR(R) systems, compared to none during the same periods in fiscal year 2012. This decrease in cost of revenues was partially offset by a decrease in the capitalization of software development costs of $118,000 and $227,000, primarily due to software engineering resources being used to construct a second data center, plus an increase in amortization expense, as compared to the same periods in fiscal year 2012.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. Research and development expenses increased $46,000, or 39%, and $97,000, or 46%, for the three and six months ended April 30, 2013, as compared to the same periods in fiscal year 2012, primarily due to an increase in payroll and related costs as a result of an increase in headcount.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during the three and six months ended April 30, 2013 or in the same periods in fiscal year 2012. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses decreased $332,000, or 26%, and $673,000, or 27%, for the three and six months ended April 30, 2013, as compared to the same periods in fiscal year 2012, due to a decrease in payroll and related costs of $249,000 and $532,000, primarily as a result of a decrease in headcount, plus decreases in travel and entertainment expenses and facilities expenses.

INCOME FROM OPERATIONS

Revenues decreased $871,000, or 25%, and $1,660,000, or 24%, to $2,661,000 and
$5,336,000, total costs and expenses decreased $390,000, or 13%, and $839,000, or 14%, to $2,506,000 and $5,066,000, and income from operations decreased $481,000, or 76%, and $821,000, or 75%, to $156,000 and $270,000, for the three and six months ended April 30, 2013, as compared to the same periods in fiscal year 2012.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $1,500, or 2%, and $2,300, or 2%, for the three and six months ended April 30, 2013, as compared to the same period in fiscal year 2012.

NET INCOME

The Company had net income of $64,000, or $.01 per diluted share, and $76,000, or $.01 per diluted share, for the three and six months ended April 30, 2013, as compared to net income of $559,000, or $.07 per diluted share, and $939,000 or $0.12 per diluted share, for the same periods in fiscal year 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $430,000 as of April 30, 2013. The Company received $990,000 from a customer for subscription services through January 31, 2014. In prior years that customer paid in quarterly installments. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $4,765,000 as of April 30, 2013, with a maturity of November 1, 2014. The Company's stockholders' equity was $10,328,000 as of April 30, 2013. The Company had net income of $76,000 for the six months ended April 30, 2013.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from its significant shareholder and Chaiman, G.S. Beckwith Gilbert, dated June 10, 2013, that if the Company, at any time, is unable to meet its obligations through June 10, 2014, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2013. During such period the Company does not anticipate borrowing additional funds from G.S. Beckwith Gilbert, although it has received a commitment from G.S. Beckwith Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $2,329,000 for the six months ended April 30, 2013, and consisted of $76,000 of net income, depreciation and amortization of $1,312,000, and stock-based compensation expense of $140,000, with the balance consisting of a reduction in operating assets and an increase in operating liabilities. Net cash used in investing activities was $1,355,000 for the six months ended April 30, 2013, expended for Capitalized software development costs, additions to the PASSUR(R) Network, and a redundant server center at an off-site location. Net cash used for financing was $176,000, for the six months ended April 30, 2013, primarily for employee's cashless exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2013.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On June 10, 2013, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through June 10, 2014. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

ITEM 6. EXHIBITS.

10.1     *Commitment of G.S. Beckwith Gilbert, dated June 10, 2013.

31.1 *Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 *Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1     *Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2     *Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

PASSUR AEROSPACE, INC.

DATED: JUNE 13, 2013      By:             /s/ James T. Barry
                                          --------------------------------------
                                          James T. Barry
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

DATED:  JUNE 13, 2013     By:             /s/ Jeffrey P. Devaney
                                          --------------------------------------
                                          Jeffrey P. Devaney
                                          Chief Financial Officer, Treasurer,
                                          and Secretary
                                          (Principal Financial and Accounting
                                          Officer)