Form 10-Q/A
period 2013-04-30
PASSUR Aerospace, Inc.
filed 2013-06-14
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

PASSUR AEROSPACE, INC.

DATED: JUNE 14, 2013      By:             /s/ James T. Barry
                                          --------------------------------------
                                          James T. Barry
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

DATED:  JUNE 14, 2013     By:             /s/ Jeffrey P. Devaney
                                          --------------------------------------
                                          Jeffrey P. Devaney
                                          Chief Financial Officer, Treasurer,
                                          and Secretary
                                          (Principal Financial and Accounting
                                          Officer)