Form 10-K
period 2013-10-31
PASSUR Aerospace, Inc.
filed 2014-01-29
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

     The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2013 was $5,004,000

             The number of shares of common stock, $0.01 par value,
                outstanding as of January 7, 2014 was 7,344,501


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2013, are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The consolidated financial information provided in this Annual Report on Form 10-K (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the uncertainties related to the ability of the Company to sell PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the continued war on terrorism, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; (3) its ability to secure future financing; and (4) its ability to maintain the continued support of its significant shareholder. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Readers are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K.

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

PASSUR(R) serves all of the 8 largest North American airlines, more than 60 airport customers, including 22 of the top 30 North American airports, approximately 150 corporate aviation customers, as well as the U.S. government, using a recurring-revenue subscription model.

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

PASSUR(R) owns and operates what the Company believes is the largest private commercial air traffic surveillance and passive radar network in the world, with one hundred and sixty-four passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network provides a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while also including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

PASSUR(R) has already implemented "Big Data" programs in aviation, helping to solve problems previously thought to be part of the cost of doing business; other new products/solutions are in process.

The PASSUR(R) Systems are equipped to monitor current and future surveillance technologies, including Automatic Dependent Surveillance-Broadcast (ADS-B), the deployment of which was initiated in 2003.

PASSUR(R) solutions provide its customers access to information that is not otherwise available, enabling them to make more informed decisions based on better data. The Company has a significant patent portfolio, with three more patents awarded in the last 12 months on surface management, one of the most promising areas of air traffic management today.

PASSUR(R) offers companies products that are commercially proven, with a demonstrated Return on Investment ("ROI") for airlines and airports - providing a critical bridge between the commercial and government opportunities of the Federal Aviation Administration's ("FAA") Next Generation Air Transportation System ("NextGen"), the new National Airspace System due for implementation across the United States in stages over the next 10 years. NextGen proposes to transform the U.S. air traffic control system from an aging ground-based system to a satellite-based system.

Industry experts have estimated that the problem of delays and cancellations costs the U.S. economy at least $30 billion annually. PASSUR(R)'s products are specifically designed to alleviate some of these problems, focusing on surface management, airspace optimization, departure metering, and fuel volume optimization.

PASSUR(R) CORE CAPABILITIES

PASSUR(R) Integrated Traffic Management PASSUR(R) Integrated Traffic Management ("PITM") is, in the Company's opinion, the industry's first, fully integrated air traffic management suite. The PITM platform provides an opportunity to sell a full, interconnected product suite, all at one time, to any one customer. PITM provides the ability to more easily sell additional solutions to existing PASSUR(R) customers, and is well-suited to the seamless introduction of enhancements.

PITM is a metrics-focused, Key Performance Indicator ("KPI") driven solution suite - allowing the customer to first view the most critical information for its operation, and then, as necessary, enabling the user to drill down for better visualization and analysis.

PITM focuses on the major operational constraints, from diversions, to airspace and surface optimization, to hub optimization. The platform connects multiple organizations onto one platform - providing a collaborative experience. It allows for problem resolution between organizations in areas such as departure metering or airspace and hub optimization. PITM is also a platform enabling PASSUR(R)'s partner companies to provide their solutions to PASSUR(R)'s customers. PITM is fully web-delivered - allowing easy access from any web-accessed location.

Integrated Surveillance Network and Integrated Aviation Database
The Company operates what it believes to be the largest and most extensive private commercial aircraft and airspace passive surveillance networks in the world. The PASSUR(R) Network integrates additional key surveillance sources, to include (ADS-B, ASDE-X, Mode S, en Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources). The PASSUR(R) Network creates a direct data feed of critical flight and airspace behavior and conditions, an essential precursor resource for predictive analytics, real-time decision support, and performance analysis tools.

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

PREDICTIVE ANALYTICS
PASSUR(R) decision support solutions are supported by predictive analytics algorithms, which use extensive historical data mining and pattern recognition to predict specific and detailed operating conditions, as well as dynamic predictions based on the extrapolations of real-time surveillance data. PASSUR(R) predictive analytics are built on several core capabilities:

o Real-time surveillance from the PASSUR(R) Network gives the necessary breadth and granularity of data to support detailed scenario building and pattern recognition. Includes "fast-time simulation" of the airport surface and terminal area operation, applying the necessary decisions and constraints that controllers will have to apply in managing the traffic, as well as, addressing the highly nonlinear and non-stationary nature of the airport operating environment.

o Archiving and accessing years of historical data in real-time; the detailed, granular data acquired by the PASSUR(R) Network, supplemented by many other data sources collected within the integrated aviation database, is stored and correlated, providing the large sample sizes required to accurately model future performance based on past performance under similar or identical conditions.

DECISION  SUPPORT  DASHBOARDS,  KPIS, AND MANAGEMENT BY EXCEPTION
Many PASSUR(R) solutions are delivered in "dashboard" format, simplifying and condensing extensive amounts of information into the most relevant operational and business metrics, thereby presenting them in a manner that supports immediate performance assessment and actionable decisions. PASSUR(R) solutions are designed so that users are alerted in real-time to specific conditions and recommended action, only when operations reach certain user-defined thresholds, thereby preventing information overload.

COLLABORATIVE CAPABILITIES AND INDUSTRIAL SOCIAL NETWORKS
Many PASSUR(R) solutions include a collaborative layer plus tools which allow for instant information sharing, coordination of effort, and working with a common operating picture across a wide range of users in the aviation community, from the global, to the national, to the local airport environment. These solutions include industrial social networking capabilities, which leverage new social media technologies for business uses in the aviation sector, such as PASSUR(R)'s Airport Information Network(TM) (a single North American-wide site for real time airport conditions, diversion management, and delay mitigation, used by hundreds of aviation professionals in real time) and IATA Tactical Operational Portal (ITOP), which provides airlines worldwide the ability to minimize arrival and departure problems in the U.S. by providing access to critical information about US operations, expert traffic management support, and updates on the U.S. National Airspace System (NAS).

PROFESSIONAL SERVICES TO SUPPORT BIG DATA
Many business intelligence and Big Data experts believe the most effective and meaningful way to implement Big Data is to target the data to the appropriate problem through the advice and recommendations by industry experts. The Company has experienced airline, air traffic, airport intelligence, financial, operational metrics, and business aviation professionals, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry. These individuals understand the external environment in which they operate (the National Airspace System); and are able to translate these internal requirements and external conditions into targeted information solutions. These subject matter experts are complemented by a technical team of software engineers, data analysts, radar engineers, database architects, physicists, and statisticians, who have years of expertise in managing complex surveillance networks (hardware and software), as well as interpreting and converting complex, live aviation data feeds into robust decision support software solutions.

SPECIFIC PRODUCTS AND SERVICES

The Company offers targeted solutions for specific customer requirements:


                                                                                             KEY GROWTH DRIVERS
CATEGORY         SOLUTIONS              PASSUR(R) SOLUTION  DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------

                                    [] Solutions that focus on the                   [] Collaboration within  and  between
                 SURFACE               "throughput" rate of the operation -             airports is a world-wide trend
                MANAGEMENT,            the efficiency with which planes cycle        [] Surface Management, Departure Metering, and
EFFICIENCY      DEPARTURE              through the arrival-surface-departure-en-        Airspace  Optimization  are   key   NextGen
                METERING,              route-arrival cycle                              capabilities, which  the  Company  believes
                AIRSPACE            [] Improving traffic throughput in the              will most likely be mandated at the top  20
               OPTIMIZATION            air and on the surface, addressing key           airports in the coming years
                                       bottle-necks in demand / capacity             [] Worldwide opportunity for optimizing a
                                                                                        currently fragmented capability, addressing
                                                                                        required information through automation and
                                                                                        standardization
                                                                                     [] Drive to provide smarter flight deck
                                                                                        solutions
------------------------------------------------------------------------------------------------------------------------------------
                    ARRIVAL         [] Solutions that address the hub                [] An accurate estimated time of arrival
                   MANAGEMENT,         management areas of aircraft arrivals,           ("ETA") is essential for airline operation
    HUB           ETA SOLUTION,        gate management resources, turn times            - and is also one of the foundational
OPTIMIZATION       HUB CONTROL         and connections                                  elements of Trajectory Based Operations,
                CENTER SOLUTIONS    [] Closely related to efficiency solutions          a huge new market segment
                                      (above) that focus on throughput, but with     [] Optimizing the hub is a key revenue and cost
                                       a specialized emphasis on the arrival            focus for airlines -- and these solutions
                                       component                                        address many key hub business metrics for
                                                                                        airlines and airports
                                                                                     [] Drive to provide smarter fight deck
                                                                                        solutions
------------------------------------------------------------------------------------------------------------------------------------
                                    [] Comprehensive solutions, including flight     [] Diversion management is one of the top
  DIVERSION         DIVERSION          deck solutions, addressing two related, high     operational focus areas for airlines and
  AND TARMAC        MANAGEMENT,        profile expensive and disruptive problems        airports
    DELAY          TARMAC DELAY        - diversions and extended on board tarmac     [] Tarmac delay and possible related fines now
                    MANAGEMENT         delays - which have the added complication       have the added complication of  are a major
                                       of being directly associated with potential      focus for airlines and airports
                                       fines of millions of dollars per event        [] Drive to provide smarter fight deck
                                       along with very damaging negative publicity      solutions
------------------------------------------------------------------------------------------------------------------------------------

                      REVENUE
                   MANAGEMENT,      [] Leveraging unique assets (including data from [] Similar to Smart Cities, Smart Airports,
 BIG DATA/       COST MANAGEMENT,      PASSUR(R)'s radar surveillance network) to       through the use of Big Data, will be a very
 DASHBOARD      EXECUTIVE DECISION     power other aviation systems, and into           large opportunity
                     MAKING            decision support dashboards, which aggregate, [] Integrating smart data solutions into bigger
                                       correlate, and simplify many different data      Enterprise Resource Planning solutions will
                                       sets and information points and present them     be essential for large airports and
                                       in a way which supports management by            airlines
                                       exception and metric-driven management        [] Governments want to know everything possible
                                                                                        about the threats posed by General Aviation
                                                                                        aircraft
                                                                                     [] Improving the fuel pricing and reducing
                                                                                        unnecessary staffing costs for fixed-based
                                                                                        operators ("FBO"s) is critical for their
                                                                                        margin growth
------------------------------------------------------------------------------------------------------------------------------------

                                    [] Knowing everything there is to know about a   [] Gate to gate tracking is the goal of all
                                       specific flight throughout the entire "flight    aviation organizations and flight and
                                       lifecycle" from departure to arrival             airspace visualization will always be a
SURVEILLANCE      GATE TO GATE      [] Consolidating / fusing multiple live data        requirement
 AND FLIGHT         FLIGHT             sources seamlessly to create a gate-to-gate   [] Flight Data Object is a major NextGen
 DATA OBJECT      TRACKING AND         visualization of live flight movement and        Project
                   FULL FLIGHT         airspace / surface conditions over
                    KNOWLEDGE          integrated moving maps
                                    [] Also referred to as "Flight / NAS Object"
                                    [] Also forms the basis for many of our archived
                                      / historical data sets
                                    [] This information is key for the government to
                                       track multiple flight legs, e.g., for the
                                       detection of narcotics movement



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

The Company believes its business opportunities come from the following industry conditions and demand drivers:

[] CONTINUED SHIFT TO COLLABORATIVE DECISION-MAKING - Both within large airlines
   (who need common operating platforms and instant coordination between system operations, hubs, and regional operators) and between multiple airlines and airports (all of whom understand that certain expensive problems cannot be solved without extensive collaboration around complex operational procedures).

[] FOCUS ON DASHBOARDS AND EXCEPTION REPORTING - Because of the massive data available, the Company believes its solutions highlight the most important information which impacts the efficiency of operations and identifies deviations from the norm.

[] LARGE COMPANIES AND SYSTEM INTEGRATORS WANT BETTER CONTENT AND DATA - Large companies and system integrators often have excellent systems, but the systems are powered by sub-optimal information - either received from the government or directly from the customer. As a result, the systems may fail to perform to their full capabilities.

[] IMPROVED SECURITY FOR TIMELY RESPONSES - Governments are requiring that their systems be able to predict, monitor, and immediately respond to threats. Aviation is of particular interest and concern as detailed information on individual aircraft, and trends in aircraft behavior, including flight history, is difficult to access in time to evaluate a potential threat and prepare a timely response.

[] SHIFT FROM GOVERNMENT TO COMMERCIAL SPENDING - Governments in the U.S.,
   Canada, and Europe are concentrating on core data infrastructure investments. They are turning to private industry to develop many of the higher-level capabilities that build on, and will interact with, those basic infrastructure investments.

[] FUEL PRICES ARE DRAMATICALLY INCREASING AS A PROPORTION OF OVERALL COSTS -
   Fuel has now surpassed labor as the single highest cost component as a percentage of the overall cost of the flight. Many PITM solutions directly mitigate fuel burn.

[] COMMON USE SYSTEMS FROM AIRLINE TO AIRPORT CENTRIC - Airports are increasingly being tasked with providing more operational services previously performed by each airline, so as to avoid redundant costs and inefficient business and operational practices. With airports acting as the contracting, service delivery, and in some cases operational coordination body, costs can be reduced, spread among all the players equitably.

[] AUTOMATION VS. MANUAL PROCESSES - Many complex and expensive operational processes at airlines and airports are still manual, opening a large opportunity for automation for cost savings and efficiencies. Anything relating to irregular operations, airspace and surface management, and operations has a heavy requirement for collaboration among airlines and airports.

[] CARBON EMISSIONS ARE BECOMING A GREATER FOCUS - Airlines and large aviation solution providers are increasingly sensitive to the industry's carbon footprint. PITM solutions directly address carbon output by reducing fuel burn.

[] CONSUMERS WANT BETTER INFORMATION RELATING TO AVIATION - There is a demand for more detailed, accurate, and timely information that will allow for better predictability in the travel experience. That type of consumer service requires access to a much higher level of aviation data and information processing, predictive analytics, and information, independent of any one particular carrier.

The Company currently owns nineteen issued patents, and has an additional sixteen patent applications which are pending with the United States Patent Office. The issued patents expire in various years through 2030.

The Company also owns a federal trademark registration in the mark PASSUR(R) for use with both the PASSUR(R) hardware system installation, and the software products which use the data derived from the PASSUR(R) Network and other sources; and allowed federal trademark applications for the marks NextGen2 and NextGen3, for use with PASSUR(R) Integrated Traffic Management modules and capabilities.

The Company had the exclusive license rights to use six patents in various foreign countries, relating to the Company's PASSUR(R) System and related technologies. During fiscal year 2013, the license agreement expired and the Company paid the final royalty owed. The Company does not anticipate any impact on its business due to the expiration of these license rights.

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

COMPETITION

PASSUR(R) has developed a full suite of capabilities to reduce inefficiencies and improve performance across the markets it serves. There is no other company, to the best of PASSUR(R)'s knowledge, which offers these capabilities. There are, however, other forms of flight tracking, surveillance, and aviation business intelligence products. Depending on the end use of the Company's products, primary competitors include Sabre Systems, Inc., Airbus Industries, Lockheed Martin Corporation, Saab Sensis Corporation, and ITT Excelis. The Company also sells certain data solutions through systems integrators, including Bruel & Kjaer, some of whom may also sell products that are competitive with those offered by the Company. Most of these companies have larger sales forces and greater financial resources than the Company.

SOURCE OF MATERIALS

The Company obtains its components from distributors and manufacturers throughout the United States. The Company has multiple sources from which to obtain a majority of its components.

DEPENDENCE ON CERTAIN CUSTOMERS

One customer accounted for 11% or $1,269,000 of total revenues in fiscal year 2013 and two customers accounted for 24% or $3,045,000 of total revenues in fiscal year 2012. In fiscal year 2012, one customer, a U.S. government agency, accounted for 14% of total revenues, or $1,746,000, and another customer accounted for 10% of total revenues, or $1,299,000. During fiscal year 2012, the contract with the U.S. government agency was completed. There were no significant past due accounts receivable balances for these customers as of the fiscal year ended October 31, 2013.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products. These expenses amounted to $635,000 and $482,000 in fiscal years 2013 and 2012, respectively.

ENVIRONMENTAL COSTS

The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

EMPLOYEES

The Company employed thirty-one employees, of which twenty-nine were full time, including nine officers, as of October 31, 2013. None of its employees are subject to any collective bargaining agreements.

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

Additionally, the aviation industry has been impacted by budgetary constraints, as well as airline bankruptcies and consolidations due to the downturn in the economy, changes in fuel costs, the terrorist events of September 11, 2001, and the continued war on terrorism. The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks, or fear of such attacks, even if not made directly, would negatively affect the airline industry (through, for example, increased security, insurance, and other costs, and lost revenue due to increased ticket refunds and decreased ticket sales), which would, in turn, negatively affect the Company.

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

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied upon as an indication of performance. It is possible that in future periods, results of operations may be below those expected based upon previous performance.

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

While the Company's operations were cash flow positive for the fiscal years ended October 31, 2013 and 2012, the Company had an accumulated deficit of $3,007,000 as of October 31, 2013. The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 16, 2015. However, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.

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

THE COMPANY, MORE THAN FIVE YEARS AGO, INCURRED OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS.

The Company was profitable for the current and previous five fiscal years. The Company had income before taxes of $637,000 and $1,085,000 for fiscal years ended October 31, 2013 and 2012, respectively. The Company's accumulated deficit was $3,007,000 as of October 31, 2013. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, as well as to deploy PASSUR(R) Systems in inventory and control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company is profitable but may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing, and if such external financing is not obtained, the Company has a commitment to receive the necessary continuing financial support to meet its obligations from its significant shareholder and Chairman through January 16, 2015. Such continuing financial support may be in the form of additional loans or advances to the Company, in addition to the deferral of principal and/or interest payments due on the outstanding loans, if deemed necessary.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNTS FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's top five customers accounted for 40% of its revenue in fiscal year 2013. The Company's business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced bankruptcies and consolidations recently. Bankruptcy filings or consolidations by our existing customers may adversely affect our ability to continue such services and collect payments due to the Company by such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results, and cash flow.

THE SOFTWARE BUSINESS FOR THE AVIATION INDUSTRY IS HIGHLY COMPETITIVE, AND FAILURE TO ADAPT TO THE CHANGING INDUSTRY NEEDS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

The industry in which we compete is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. We compete with many established companies in the industry we serve, and some of these companies may have substantially greater financial, marketing, and technology resources, larger distribution capabilities, earlier access to potential customers, and greater opportunities to address customers' various information technology requirements. As the aviation industry seeks to be more cost effective, product pricing becomes increasingly important for our customers. As a result, we may experience increased competition from certain low-priced competitors. We continue to develop new products, professional services, and existing product enhancements, but may still be unsuccessful in meeting the needs of our industry in light of other alternatives available in the market. In addition, the pricing of new products, professional services, and existing product enhancements may be above what is required by the market place. Should the Company's investment in capitalized software development costs become impaired, there would be a negative impact on the Company's profitability. Our inability to bring new products, professional services, and existing product enhancements to the market in a timely manner, or the failure to achieve industry acceptance, could adversely affect our business, financial condition, operating results, and cash flow.

THE COMPANY DEPENDS UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES.

The Company's future performance depends on the continued services of its key sales, technical, and engineering personnel. The Company continues to depend on the efforts of a limited number of key personnel. The employment of any of the Company's key personnel could cease at any time, which could have an adverse affect on our business.

THE PASSUR(R) NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

AT&T hosts and maintains the Company's network infrastructure through an existing frame-relay and MPLS network and the Company's wireless network is hosted and maintained by Sprint. If AT&T or Sprint experiences system failures, or fails to adequately maintain the frame-relay MPLS and wireless networks, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks, or other problems caused by third parties, could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

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

UNAUTHORIZED USE OF THE COMPANY'S INTELLECTUAL PROPERTIES BY THIRD PARTIES MAY DAMAGE AND/OR ADVERSELY AFFECT ITS BUSINESS.

The Company regards its trademarks, trade secrets, and all other intellectual property as critical to its future success. Unauthorized use of its intellectual property by third parties may damage and/or impair its business. The Company's intellectual property includes exclusive licenses to use patents held by third parties, as well as Company-owned patents. The Company relies on trademarks, trade secrets, patent protection, and contracts, including confidentiality and non-exclusive license agreements with its customers, employees, consultants, strategic partners, and others, to protect its intellectual property rights. Despite these precautions, it may be possible for third parties to obtain and use the Company's intellectual property without its prior knowledge and/or authorization. Prosecuting infringers could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt its business.

The Company currently owns nineteen issued patents, and has an additional sixteen patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2030. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

The Company also owns a federal trademark registration in the mark PASSUR(R) for use with both the PASSUR(R) hardware system installation, and the software products which use the data derived from the PASSUR(R) Network and other sources; and allowed federal trademark applications for the marks NextGen2 and NextGen3, for use with PASSUR(R) Integrated Traffic Management modules and capabilities. The PASSUR(R) NextGen2 and NextGen3 federal registrations will allow the Company to enforce its rights in the marks in the federal court system. The registrations do not assure that others will be prevented from using similar trademarks in connection with related products and/or services.

The Company had the exclusive license rights to use six patents in various foreign countries, relating to the Company's PASSUR(R) System and related technologies. During fiscal 2013, the license agreement expired and the Company paid the final royalty owed. The Company does not anticipate any impact on its business due to the expiration of these license rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut, in part of a six building, 800,000 square foot office park. Effective June 26, 2009, the Company entered into a five-year lease for 4,000 square feet of office space. This lease was modified during fiscal year 2010, extending the term of the original lease through January 31, 2018, and adding 1,300 square feet of office space, resulting in a total average annual rental rate of $227,000. Effective May 1, 2012, the Company entered into a one-year agreement to sublease space to Field Point Capital Management Company, owned 100% by G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, for 1,300 square feet of office space at an annual rental rate of $52,000, which is the same rate paid by the Company. In fiscal year 2012, the Company received payments of $27,000 from such sublease. In fiscal year 2013, the agreement was terminated as of February 28, 2013 and the Company received payments of $17,000 from such sublease.

The Company's software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2015, leases 12,000 square feet at an average annual rental rate of $124,000.

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

Not applicable.

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

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:


                                                       PRICES*
                                                       -------
   PERIOD                                     HIGH                 LOW
------------                                  ----                -----

FISCAL YEAR ENDED OCTOBER 31, 2013

   FIRST QUARTER                              $4.45               $3.80
   SECOND QUARTER                             $4.16               $3.10
   THIRD QUARTER                              $3.59               $2.60
   FOURTH QUARTER                             $3.25               $2.50

   Fiscal year ended October 31, 2012

   First quarter                              $5.00               $4.25
   Second quarter                             $4.99               $4.40
   Fourth quarter                             $5.00               $4.00

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities and do not include retail markup, markdown, or commission; and do not necessarily represent actual transactions.

(B) HOLDERS

The number of registered equity security holders of record as of January 7, 2014 was 240, as shown in the records of the Company's transfer agent.

(C) DIVIDENDS

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to securities authorized for issuance under the Company's equity compensation plans as of October 31, 2013 is as follows:



                                                                WEIGHTED AVERAGE
                                  NUMBER OF SECURITIES TO BE    EXERCISE PRICE OF      NUMBER OF SECURITIES REMAINING
PLAN CATEGORY                      ISSUED UPON EXERCISE OF      OUTSTANDING STOCK    AVAILABLE FOR FUTURE ISSUANCE UNDER
                                  OUTSTANDING STOCK OPTIONS,    OPTIONS, WARRANTS,   EQUITY COMPENSATION PLANS (EXCLUDING
                                   WARRANTS, AND RIGHTS (A)        AND RIGHTS        SECURITIES REFLECTED IN COLUMN (A))
-------------------------------------------------------------------------------------------------------------------------------

Equity compensation plan approved
 by security holders                      1,101,000                 $2.07                           983,000
Equity compensation plans not
 approved by security holders                --                       --                               --
                                   --------------------------------------------------------------------------------------------
Total                                     1,101,000                 $2.07                           983,000
                                   ============================================================================================


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

OVERVIEW

PASSUR Aerospace, Inc. is a leading aviation business intelligence and Big Data company which provides predictive analytics and decision-support technology for the aviation industry using its unique, proprietary technology and real-time accessible databases, supported by a professional services and technology development staff of leading industry experts, and a proven management team.

PASSUR is also a pioneer and leading innovator in the use of the Industrial Internet to create collaborative networks among airlines, airports, and others who serve those markets.

The Company's principal focus is on helping its airline, airport, and business aviation customers lower their costs and enhance their efficiency by designing solutions that help reduce the costs of delays, diversions, and cancellations, many of which were once thought to be part of the cost of doing business.

PASSUR continues to develop business intelligence, Big Data, and collaborative decision making products and more complete solutions, with measurable results, for its customers around the world.

In fiscal year 2013, total revenue decreased $1,472,000, or 12%, to $11,035,000, from $12,507,000 in fiscal year 2012, as a result of the completion of a government contract and a professional services engagement during fiscal year 2012. The decline of $2,062,000 in revenues from these contracts was partially offset by a revenue increase of $590,000 from the Company's core North American airline and airport customers. The profit impact of this revenue decline was offset in part by cost reductions, resulting in an overall decline in income from operations of $453,000 to a level of $925,000 in fiscal year 2013, from $1,378,000 in the prior year.

Our five major objectives are:

     1. Increase our emphasis on revenue growth in PASSUR's core airline and airport markets.

          o 100% of the 8 major North American airlines, and over 125 of the world-wide airlines, and 73% of the top 30 airports use at least one of PASSURs products.

     2. Develop strategic relationships with major companies to broaden the reach of PASSUR products in the world-wide commercial and government markets.

          o PASSUR(R) is working with various companies to jointly provide integrated solutions to assist the airline, airport, and air traffic management community save money, enhance operational efficiency, increase safety and security, and foster a reduction in the impact on the environment, as well as enhance the passenger experience.

     3.   Further build PASSUR's market share internationally.

          o In April 2013, PASSUR launched a partnership with the International Air Transport Association (IATA), which resulted in the building of the IATA Tactical Operations Portal (ITOP), PASSUR's introductory collaborative system for global airlines, now used by over 90 of IATA's international airline members.

     4. Further develop our innovative and leadership capabilities in the Industrial Internet, focusing on our unique Aviation Industrial Network (AIN) and our collaborative decision making (CDM) products and capabilities.

          o Our global collaborative decision making programs, when combined with our national collaborative system, Airport Information Network (AIN), our international system, IATA Tactical Operations Portal (ITOP) and the local collaborative network (PASSUR OPSnet), allowed us to further build market share, and scale our business, with minimal incremental costs.

     5. Complete key projects and introduce products that can be sold into both our commercial and government markets.

          o Several of our key development projects achieved commercial viability in 2013, including key components of our PASSUR Integrated Traffic Management (PITM), as well as key components of Airport Information Network (AIN), and the IATA Tactical Operations Portal (ITOP), and Departure Metering.

We believe these programs will continue to provide value to the Company and its shareholders.

The Company's revenues are generated by selling: (1) subscription-based real-time decision and solutions information; (2) professional services; and (3) annual maintenance contracts for PASSUR(R) Radar Systems.

The Company's major product development and marketing achievements during fiscal year 2013 are summarized below. The Company:

1. Expanded its surface management engagements with airlines and airports. Surface Management is a core enabling technology for traffic management efficiency programs provided to both commercial and government markets, including pending NextGen programs. Developments over the past year include:

     o Extended deployment of surface management with several major U.S. airlines. There are now three major airlines using PASSUR(R) surface management at all key airports throughout their networks, and two more with less extensive but major deployments.

     o Expanded Departure Metering deployments and capabilities. Departure metering is a core element in reducing fuel burn, emissions, and passenger disruption through collaboration capacity/demand mitigation for weather disruptions, periods of high-demand, or periods of limited runway availability. In 2013 PASSUR(R):

          - Launched an innovative departure sequencing and gate de-confliction program (both variations of departure metering) at a major U.S. airport.

          -    Launched a deicing departure metering program at a major airport.

     o Introduced new layers of metering automation to increase collaboration between airlines, airports, and ANSPs during metering operations.

2. Expanded the PASSUR(R) Collaborative Decision Making Program, an international industry platform for collaboration, communications, and coordination between airlines, airports, and Air Navigation Service providers (ANSPs) including:

     o Growth of the PASSUR(R) North American airport network of field condition reporting for all participating airports onto a single screen, adds new levels of automation, incorporates traffic management and airport performance metrics from the PASSUR(R) fused data network, and is available to, and accessed by airlines system operation centers in the U.S. and internationally.

     o    Expanded the footprint of the International Airport Trade Association
          (IATA) Tactical Operations Portal (ITOP), which now has 98+ airline members worldwide. ITOP provides airlines worldwide the ability to minimize same-day constraints in the U.S. by providing access to critical information about US operations, expert traffic management support, and updates on the U.S. National Airspace System (NAS) - all on a single, live, collaborative portal.

     o Linked all PASSUR(R) Field Condition Report and Airport Information Network (AIN) airport subscribers, and all ITOP airline subscribers, onto a real-time on screen and mobile messaging platform - creating a live airline-airport information exchange service for collaboration during critical events like weather disruptions, safety, and security incidents.

          - AIN addresses the industry's need for more effective, coordinated, and collaborative response to diversions and tarmac delays by consolidating PASSUR(R)'s Tarmac Delay, Diversion Management, and Field Condition capabilities onto a single, national aviation industry platform. The program had more than 100 participating airports, 8 major airlines, and more than 500 individual aviation professional users.

3. Launched a major new airport efficiency program for one of the leading ground services companies in the industry. This includes software for arrival and turn-time management, as well as data for manpower efficiency solutions, to improve key performance metrics for the company.

4. Expanded the capabilities of PASSUR(R) Integrated Traffic Management, a web hosted integrated business intelligence platform that targets key constraints through the entire life cycle of the flight, to optimize fuel costs and emissions, schedule integrity, and the passenger experience, including:

     o Enhanced forecasted weather capabilities, which drive the program's terminal airspace throughput optimization module.

     o Added new "metroplex" demand predictions, critical for metering beyond the surface to the first departure fix.

5. Extended and enhanced PASSUR(R)'s flagship RightETA(TM) data feed to provide gate-to-gate time estimates, greater accuracy, and support management for new FAR 117 crew rest regulations.

6. Was awarded three additional patents, all related to Surface Management, bringing the total number of PASSUR(R) patents to nineteen, with several others filed and pending.

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

The Company shipped and installed nine Company-owned PASSUR(R) System during fiscal year 2013 (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR(R) Systems are capitalized as part of the Company-owned PASSUR(R) Network. The Company will continue to expand the PASSUR(R) Network by shipping and installing additional PASSUR(R) Systems throughout fiscal year 2014. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network by increasing the Company's ability to contract with new customers at such locations, and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR(R) Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and sixty-four Company-owned PASSUR(R) Systems located at airports worldwide at the end of fiscal year 2013. Redundant PASSUR(R) Systems have been installed at major customer locations.

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

In fiscal year 2013, total revenue decreased $1,472,000, or 12%, to $11,035,000 in fiscal year 2013, from $12,507,000 in fiscal year 2012, as a result of the completion of a government contract and a professional services engagement in fiscal year 2012, which resulted in a decrease of $2,062,000 of such revenues, partially offset by higher revenue from the Company's North American airline and airport customers.

The Company provided services to all of the top 8 North American Airlines and 73% of the top 30 North American airports, in both fiscal years 2013 and 2012.

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

Cost of revenues decreased $97,000, or 2%, in fiscal year 2013, as compared to fiscal year 2012, due in part to a decrease in communication costs of $358,000, due to the adaptation of a lower cost network infrastructure, as well as a decrease in consulting costs of $324,000, due to completion of a consulting engagement in fiscal year 2012, partially offset by lower capitalized costs of $171,000.

A reduction in capitalized manufacturing costs of $273,000 and lower capital expenditures at the second data center of $178,000, more than offset the increase in capitalized costs of $280,000 related to an increase in the number of PASSURS(R) shipped and installed in the field during the current fiscal year.

When the Company uses its employees to manufacture PASSUR(R) Systems, build capital assets, and ship and install PASSURS in the field, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed.

In addition, the capitalization of software development costs decreased $172,000. Compensation related costs of $121,000 and amortization of released software projects of $124,000 increased, as compared to fiscal year 2012.

Most of the Company's other costs of revenue are fixed, so the decline in revenue resulted in an increase in cost of sales as a percentage of revenue from 47% to 52% in the current fiscal year.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products. Research and development expenses increased $154,000, or 32%, in fiscal year 2013, as compared to fiscal year 2012, primarily due to an increase in payroll and related costs as a result of an increase in headcount.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2013 or 2012. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses decreased $1,076,000, or 23%, in fiscal year 2013, as compared to fiscal year 2012, due to a decrease in payroll and related costs of $915,000, as a result of a decrease in headcount, as well as decreases in consulting fees of $79,000 and marketing expenses of $61,000.

INCOME FROM OPERATIONS

Revenues decreased $1,472,000, or 12%, to $11,035,000, total costs and expenses decreased $1,019,000, or 9%, to $10,110,000, and income from operations decreased $453,000, or 33%, to $925,000 in fiscal year 2013 as compared to fiscal year 2012.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $5,000, or 2%, in fiscal year 2013, as compared to fiscal year 2012, due to a reduction in note payable of $400,000 during the fourth quarter of fiscal year 2013.

INCOME BEFORE INCOME TAXES

Income before income taxes decreased $448,000, or 41%, to $638,000 in fiscal year 2013, as compared to fiscal year 2012, primarily due to a decrease in income from operations of $453,000.

INCOME TAXES

Income tax expense increased $2,132,000, in fiscal year 2013, as compared to fiscal year 2012, primarily due to the reversal of the remaining valuation allowance of $2,306,000 in fiscal year 2012, and an increase of the NOL stock-compensation adjustment of $228,000, as well as a decrease in permanent differences of $225,000 and a decrease in the U.S. Statutory tax of $152,000.

The Company's provision for income taxes in each year consists of current federal, state, and local minimum taxes.

At October 31, 2013, the Company had available a federal net operating loss carry-forward of $10,224,000 for income tax purposes, which will expire in various tax years from fiscal year 2020 through fiscal year 2033. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. During fiscal year 2012, the Company reversed the remaining valuation allowance of $2,306,000 related to deferred tax assets, as it was determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating whether or not to realize a deferred tax asset, the Company considered all available positive and negative evidence, including past operating results and a forecast of future taxable income.

NET INCOME

The Company had net income of $282,000, or $0.04 per diluted share, in fiscal year 2013 as compared to net income of $2,861,000, or $0.36 per diluted share, in fiscal year 2012.

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $22,000 at October 31, 2013. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $4,365,000 at October 31, 2013, with a maturity of November 1, 2014. The Company's stockholders' equity was $10,563,000 at October 31, 2013. The Company had net income of $282,000 for fiscal year 2013.

Management is addressing the Company's working capital deficiency by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that the continued development of its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated January 16, 2014, that if the Company, at any time, is unable to meet its obligations through January 16, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

On May 9, 2011, a new note payable was issued to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, in the amount of $4,815,000. The note payable bears a maturity date of November 1, 2014 and has an annual interest rate of 6% payable in cash. Interest payments will be made annually on October 31 of each year.

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

During fiscal year 2013, the Company paid fiscal year 2013 interest to G.S. Beckwith Gilbert of $288,000, representing the entire fiscal year 2013 interest due, thereby meeting the payment requirements of the loan agreement. In the fourth quarter of 2013, the Company made $400,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,365,000 on October 31, 2013.

During the first quarter of fiscal year 2014, the Company made $300,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,065,000.

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2014. During such period the Company does not anticipate borrowing additional funds from G.S. Beckwith Gilbert, although it has received a commitment from G.S. Beckwith Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $3,623,000 for fiscal year 2013, and consisted of $282,000 of net income, depreciation and amortization of $2,590,000, stock-based compensation expense of $275,000, and the provision for deferred taxes of $354,000, with the balance consisting of a small increase in operating assets and liabilities. Net cash used in investing activities was $2,748,000 for fiscal year 2013, expended primarily for Capitalized software development costs, additions to the PASSUR(R) Network, and a second data center at an off-site location. Net cash used in financing activities was $681,000 for fiscal year 2013, and primarily consisted of a $400,000 repayment on the note payable - related party plus $284,000, for employee's cashless exercise of stock options.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, based on accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of internal use software in accordance with ASC 350-40, "Internal-Use Software." The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Software costs are included in "Capitalized software development costs, net" on the Company's balance sheet and are depreciated using the straight-line method over their estimated useful life, generally five years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of FASB ASC 360-10, "Impairment and Disposal of Long-Lived Assets." The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life.

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

The Company's long-lived assets, which include the PASSUR(R) Network and Property, plant and equipment, totaled $6,685,000, and accounted for 37% of the Company's total assets as of October 31, 2013.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2013, based upon management's evaluation of the above asset groups, no impairment of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The net PASSUR(R) Network, net Capitalized software development costs, and net Property, plant and equipment totaled $5,338,000, $6,127,000, and $1,347,000, respectively, at October 31, 2013. Total depreciation and amortization expense related to these capitalized assets was $2,590,000 in fiscal year 2013. In management's judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR(R) Network                                             7 years
Capitalized software development costs                        5 years
Property, plant and equipment                                 3 to 10 years

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

Total depreciation and amortization expense was $2,590,000 in fiscal year 2013, and consisted of $1,222,000, $1,109,000, and $259,000 for the PASSUR(R) Network, Capitalized software development costs, and Property, plant and equipment, respectively.

STOCK-BASED COMPENSATION

The Company follows the provisions of FASB ASC 718, "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $275,000 and $251,000 in fiscal years 2013 and 2012, respectively, and was primarily included in selling, general, and administrative expenses.

The Company's stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2013 and 2012; risk-free interest rate of 3.51%, volatility factor of the expected market price of the Company's common stock of 117%, no dividend yield, and a weighted average expected life of the stock options of 6.5 years.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued new accounting guidance which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for the Company in our first quarter of fiscal 2015, with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated statements of financial position and cash flows, although the Company has no uncertain tax positions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK: Not
Required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2013.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2013. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fourth fiscal quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


NAME                     AGE              DIRECTOR SINCE      DIRECTOR POSITION
                                                                AND OFFICERS
                                                                WITH COMPANY
--------------------------------------------------------------------------------

G.S. Beckwith Gilbert    71                  1997      Chairman of the Board and
                                                       Director

John R. Keller           73                  1997      Executive Vice President
                                                       and Director

Bruce N. Whitman         80                  1997      Chairman of the Executive
                                                       Committee an Director

Paul L. Graziani         56                  1997      Chairman of the Audit
                                                       Committee and Director

James T. Barry           52                  2000      President, Chief
                                                       Executive Officer, and
                                                       Director

James J. Morgan          71                  2005      Chairman of the
                                                       Compensation Committee
                                                       and Director

Kurt J. Ekert            43                  2009      Director

Peter L. Bloom           56                  2009      Director

Richard L. Haver         67                  2010      Director

Robert M. Stafford       71                  2013      Director


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


NAME                     AGE          OFFICER SINCE          OFFICER POSITION
                                                               AND OFFICERS
                                                               WITH COMPANY
--------------------------------------------------------------------------------


James T. Barry           52                1998        President, Chief
                                                       Executive Officer, and
                                                       Director

Jeffrey P. Devaney       54                2004        Chief Financial Officer,
                                                       Treasurer, and Secretary

John R. Keller           73                1967        Executive Vice President
                                                       and Director

Dr. James A. Cole        73                1988        Senior Vice President of
                                                       Research and Development

Matthew H. Marcella      56                2003        Vice President of
                                                       Software Development

Ron A. Dunsky            51                2003        Senior Vice President of
                                                       Marketing

Thomas S. White          58                2011        Executive Vice President
                                                       of Operations

William S. Leber, Jr.    54                2012        Vice President, Air
                                                       Traffic Innovations

Keith D. Wichman         49                2012        Vice President, Airline
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

Bruce N. Whitman             Mr. Whitman has been a Director of the Company
                             since 1997 and is the Chairman of the Executive
                             Committee. Mr. Whitman joined FlightSafety
                             International in 1961 as Assistant to the President after two years as Senior Executive Assistant with the National Business Aircraft Association. Later that year, he was elected Vice President and a Director of the company. In 1962, he was named
                             Executive Vice President. He was promoted to his present position of Chairman, CEO & President,
                             FlightSafety International in 2003. He served on the Associate Membership Advisory Council of the
                             National Business Aircraft Association and Board of
                             Governors and Executive Committees of the FlightSafety Foundation and the Civil Air Patrol.
                             He is also a former Director and Chairman of the Audit Committee of Petroleum Helicopters and chaired the Nominating, Compensation and Governance
                             Committees of the Aviall Board of Directors. He was also a member of the Board of Directors of FlightSafety Boeing Training International, the
                             Board of Governors of the Aerospace Industries
                             Association, a Director of the General Aviation
                             Manufacturers Association; and an Executive
                             Committee member of NATA's Air Charter Safety
                             Foundation. Bruce is currently Chairman of the Board of the Congressional Medal of Honor
                             Foundation; Chairman of the Audit Committee and member of the Executive Committee of ORBIS
                             International; and a Director Emeritus of the Smithsonian National Air and Space Museum. He is
                             Vice Chairman of the Air Force Academy Falcon
                             Foundation; immediate past President and a Director of The Wings Club; a Trustee and member of the Executive Committee of the National World War II
                             Museum and Trustee of Kent School; member of the Harvard Medical School Immunology Advisory Council;
                             member of the Boards of Business Executives for National Security, Corporate Angel Network and the
                             USO of Metropolitan New York. Mr. Whitman's knowledge of the Company through his service as a Director and Chairman of the Executive Committee, as well as his extensive participation as a member of business and charitable organization boards, enable him to bring valuable insights and knowledge to the Board.

Paul L. Graziani             Mr. Graziani has been a Director of the Company
                             since 1997 and is the Chairman of the Audit
                             Committee. He currently serves as Chief Executive
                             Officer of Analytical Graphics, Inc. (AGI), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities, a position he has held since January 1989. Until March 2009, he also served as AGI's President. In recent times, Mr. Graziani has been recognized as "CEO of the Year" by the Philadelphia region's Eastern
                             Technology Council and the Chester County Chamber of Business and Industry; "Entrepreneur of the Year" regional winner by Ernst & Young; and "Businessman of the Year" by the local Great Valley
                             Regional Chamber of Commerce. He sits on the Boards of Directors of the United States Geospatial
                             Intelligence Foundation (USGIF) and Federation of
                             Galaxy Explorers (FOGE), and is a member of the board of governors of the Civil Air Patrol (CAP).
                             He is an associate fellow of the American Institute of Aeronautics and Astronautics (AIAA) and has formerly served on the advisory board for Penn
                             State Great Valley. After fulfilling his board tenure, he was recently elected to the honorary position of Life Director of The Space Foundation.
                             In 2009 AGI was named a "Top Small Workplace" by the Wall Street Journal and the non-profit organization Winning Workplaces. Mr. Graziani's knowledge of the Company through his service as a Director of the Company, as well as his experience as CEO of a software company, allow him to bring valuable insight and knowledge to the Board.

James J. Morgan              Mr. Morgan has been a Director of the Company since
                             September 12, 2005 and is the Chairman of the Compensation Committee. Mr. Morgan is also a partner in the New York City based private equity firm Jacobson Partners, a position he has held since September 2001. Mr. Morgan retired in 1997 as
                             President and Chief Executive Officer of Philip
                             Morris U.S.A. Mr. Morgan's knowledge of the Company through his service as a Director of the Company, as well as his prior experience as a CEO, allows him to bring valuable insight and knowledge to the Board.

Kurt J. Ekert                Mr. Ekert has been a Director of the Company since
                             September 10, 2009. Mr. Ekert is currently the
                             Chief Commercial Officer, Travelport (including brands Galileo and Worldspan), a Blackstone portfolio company, and has held this position since
                             2010, which includes global responsibility for sales, customer engagement, product, marketing, pricing, supplier services/content, and operations.
                             From 2006 to 2010, Mr. Ekert was Chief Operating
                             Officer, GTA by Travelport, a global, multi-channel travel intermediary focused on hotels and travel services, with 31 offices in EMEA, APAC, and the Americas. Prior to joining GTA, he was Senior Vice
                             President, Travelport Supplier Services, where he oversaw supplier sales, strategy, and content for the Travelport Americas business and consumer groups including Galileo and Orbitz Worldwide. At
                             Travelport, he also has held the positions of Group
                             Vice President, Strategy and Business Development, and Chief Operating Officer, Travelport/Orbitz for
                             Business. Prior to joining Travelport, Mr. Ekert's experience in the travel industry included a number of senior finance roles at Continental Airlines.
                             Before Continental, he spent four years as an active duty U.S. Army officer. Mr. Ekert received a B.S. from the Wharton School of the University of Pennsylvania and a MBA from the University of South
                             Carolina. Mr. Ekert's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the travel industry, allow him to bring valuable insight and knowledge to the Board.

Peter L. Bloom               Mr. Bloom has been a Director of the Company since
                             December 10, 2009. Mr. Bloom is currently an
                             Advisory Director at General Atlantic, where he has worked since 1996. As a Managing Director at General Atlantic, he was responsible for technology due diligence on prospective investments and assistance to the CEO and senior management teams of portfolio companies on technology strategy and guidance on emerging technology trends. Prior to joining General Atlantic, Mr. Bloom spent thirteen years at Salomon Brothers in a variety of roles in both technology and fixed income sales and trading.
                             He received the Carnegie Mellon/AMS Achievement
                             Award in Managing Information Technology for his work managing the technology implementation of a new distributed computing architecture that supported the company's global business operations.
                             He graduated from Northwestern University in 1978 with a B.A. in Computer Studies and Economics. He is a member of Business Executives for National
                             Security and an Associate Founder of Singularity
                             University. He is also a member of the FCC
                             Technical Advisory Council. He is currently the
                             Chairman of DonorsChoose, which was named the most innovative charity in America by Stanford Business
                             School and Amazon. Mr. Bloom is also the co-founder and Chairman of Peak Rescue Institute. He is a member of the board of The Food Bank for New York
                             City and the Cancer Research Institute and the Connected Warrior Foundation. Mr. Bloom's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience and technology expertise, allow him to bring valuable insight and knowledge to the Board.

Richard L. Haver             Mr. Haver has been a Director of the Company since
                             October 8, 2010. Mr. Haver retired from Northrop
                             Grumman Corporation in December 2010 following 10 years of service with Northrop and the TRW component acquired by Northrop in 2002. His position at Northrop Grumman was Vice President for Intelligence Programs. He earned a B.A. degree in History from Johns Hopkins University in 1967. He served on active duty in the U.S. Navy from 1967 to 1973. In 1973, Mr. Haver became a civilian intelligence analyst in the Anti-Submarine Warfare
                             Systems branch at the Naval Intelligence Support
                             Center. In 1976, he was selected as a department head at the Navy Field Operational Intelligence
                             Office (NFOIO), and the next year became the Technical Director of the Naval Ocean Surveillance
                             Information Center. He subsequently held the senior civilian position at NFOIO, serving as Technical
                             Director until assuming the position of Special
                             Assistant to the Director of Naval Intelligence in 1981. He was selected as Deputy Director of Naval
                             Intelligence in June 1985, a position he held until 1989. Mr. Haver was selected by Secretary of Defense Dick Cheney in July 1989 to the position of Assistant to the Secretary of Defense for Intelligence Policy. From 1992 to 1995, he served as the Executive Director for Intelligence
                             Community Affairs. In 1998, he assumed the duties of Chief of Staff of the National Intelligence
                             Council and Deputy to the Assistant Director of Central Intelligence for Analysis and Production.
                             In 1999, Mr. Haver joined TRW as Vice President and
                             Director, Intelligence Programs. He led business development and marketing activities in the intelligence market area for their Systems &
                             Information Technology Group. He also served as liaison to the group's strategic and tactical C3 business units, as well as TRW's Telecommunications and Space & Electronics groups. Mr. Haver was selected by Vice President Cheney to head the Administration's Transition Team for Intelligence and then selected by Secretary of Defense Donald
                             Rumsfeld as the Special Assistant to the Secretary of Defense for Intelligence. He returned to the private sector in 2003. Mr. Haver is now consulting to both government and private industry associated with the National Security and Intelligence fields, as well as volunteer work, and service on various boards and panels. Mr. Haver's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the intelligence field, allow him to bring valuable insight and knowledge to the Board.

Robert M. Stafford           Mr. Stafford has been a Director of the Company
                             since June 12, 2013. Mr. Stafford is currently the
                             Chairman and CEO of Stafford Capital Management, where he has worked since 1986, and the Managing
                             Partner of Pacific Management Ltd., where he has also worked since 1986. Mr. Stafford received a bachelor's degree from Princeton University in 1963 and an MBA from Stanford Graduate School of Business in 1968. Mr. Stafford's extensive financial experience allows him to bring valuable insight and knowledge to the Board.

John R. Keller               Mr. Keller serves as Executive Vice President of
                             the Company, a position he has held since the Company's inception in 1967 as one of the co-founders. Mr. Keller has also been a Director of the Company since 1997. Mr. Keller received his bachelor's and master degrees in electrical engineering from New York University in 1960 and 1962, respectively. Mr. Keller's knowledge of the Company through his service as a Director and Executive Vice President of the Company allow him to bring valuable insight and knowledge to the Board.

James T. Barry               Mr. Barry was named President of the Company on
                             April 14, 2003 and Chief Executive Officer on
                             February 1, 2003. Since Mr. Barry joined the
                             Company in 1998, he has held the positions of Chief
                             Operating Officer, Chief Financial Officer,
                             Secretary, and Executive Vice President. Mr. Barry has also been a Director of the Company since 2000.
                             From 1989 to 1998, he was with DIANON Systems,
                             Inc., most recently as Vice President of Marketing.
                             Prior to DIANON, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry's knowledge of the Company through his service as a Director, President, and Chief Executive Officer of the
                             Company allow him to bring valuable insight and knowledge to the Board.

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

Ron A. Dunsky                Mr. Dunsky was named Senior Vice President and
                             General Manager, Worldwide Airports and Corporate
                             Aviation for PASSUR Aerospace, in January 2012. Mr.
                             Dunsky joined PASSUR Aerospace in February 2001, as
                             Director of Marketing and New Product Development.
                             In May of 2003, he was named Vice President,
                             Marketing and New Product Development. Prior to joining PASSUR Aerospace, Mr. Dunsky was Senior
                             Editor with the New York bureau of ABCNews.com, with a focus on aviation content. Prior to ABCNews.com, he was a Senior Producer at CNN (New
                             York Bureau), with special responsibilities for shaping and managing the network's coverage of the aviation industry. Prior to CNN, Mr. Dunsky was a business reporter for the PBS nightly newscast, The
                             McNeil-Lehrer Newshour, after having first served as the program's communications director. He began his career as creative director for one of the pioneering social marketing firms, Manifest
                             Communications of Toronto, Canada.

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

William S. Leber, Jr.        Mr. Leber joined the Company as Vice President, Air
                             Traffic Innovations, in February 2012. His responsibilities include strategy formulation specifically in international expansion and strategic alliances. He was formerly a Research
                             Analyst Principal and Senior Manager for Lockheed
                             Martin in their Collaborative ATM Practice. As an airline operations expert, he has been a participant and leader in Collaborative Decision
                             Making (CDM) development since the early 1990's. He was a Chief Flight Dispatcher and worked for Northwest Airlines and Delta Air Lines for 26 years. He is a member of the FAA's REDAC - NAS
                             Operations Subcommittee where he was Co-Chair of the Weather - ATM Integration Work Group. Mr. Leber is a former Chair of the CDM Future Concepts WG and a former Co-Chair of ATA's overall CDM effort. He is also the former President and Co-founder of the Airline Dispatchers Federation, a non-union professional association.

Keith D. Wichman             Mr. Wichman joined the Company as Vice President,
                             Airline Solutions and Product Management in
                             December 2012. In February 2013, he was promoted to
                             Vice President and General Manager, Global Airline
                             Solutions. Previously, he served at GE Aviation for 14 years as a technical expert and business leader for avionics, airline operations, and Air Traffic
                             Management. He was Chief Engineer of GE's Flight
                             Management Systems product line and Director of ATM and Airline Efficiency Services. Previously, Mr.
                             Wichman served 13 years as a lead Flight Controls and Handling Qualities researcher at NASA-Dryden
                             Flight Research Center in California, followed by 3 years at Charles Stark Draper Laboratory in
                             Massachusetts. He holds Bachelor's and Master's degrees in Aerospace Engineering from the University of Cincinnati and the University of Michigan, respectively. Mr. Wichman is an instrument Rated Commercial Pilot and held a Flight
                             Instructor Certificate for 10 years.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

The Company knows of no event which occurred during the past ten years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

(G) IDENTIFICATION OF AUDIT COMMITTEE

Our Board of Directors has appointed an Audit Committee, consisting of three directors. All of the members of the Audit Committee are independent of our Company and management, as independence is defined under applicable Financial Industry Regulatory Authority ("FINRA") rules. The Audit Committee consists of Mr. Graziani, Mr. Whitman and Mr. Ekert.

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

(I) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2013, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(J) BOARD NOMINATIONS BY SHAREHOLDERS

There have not been any material changes to the procedures by which the Company's shareholders may recommend nominees to the Company's board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 26, 2013 by the Company with the Securities and Exchange Commission in connection with the Company's 2013 Annual Meeting of Stockholders.

(K) CODE OF ETHICS

The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2013 (the "2014 Proxy Statement.")

ITEM 11. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2014 Proxy Statement.

For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH RELATED PERSONS

On May 9, 2011, a new note payable was issued to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, in the amount of $4,815,000. The note payable bears a maturity date of November 1, 2014 and has an annual interest rate of 6% payable in cash. Interest payments will be made annually on October 31 of each year.

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

During fiscal year 2013, the Company paid fiscal year 2013 interest to G.S. Beckwith Gilbert of $288,000, representing the entire fiscal year 2013 interest due, thereby meeting the payment requirements of the loan agreement. In the fourth quarter of 2013, the Company made $400,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,365,000 on October 31, 2013.

During the first quarter of fiscal year 2014, the Company made $300,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,065,000.

The Company has received a commitment from G.S. Beckwith Gilbert, dated January 16, 2014, that if the Company, at any time, is unable to meet its obligations through January 16, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

Effective May 1, 2012, the Company entered into a one-year agreement to sublease space to Field Point Capital Management Company, owned 100% by G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, for 1,300 square feet of office space at an annual rental rate of $52,000, which is the same rate paid by the Company. In fiscal year 2012, the Company received payments of $27,000 from such sublease. In fiscal year 2013, the agreement was terminated as of February 28, 2013 and the Company received payments of $17,000 from such sublease.

(B) DIRECTOR INDEPENDENCE

The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry, and Mr. Keller, are independent directors, as "independence" is defined in accordance with the FINRA standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2014 Proxy Statement.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:
                                                                          PAGE

    (1) Index to Consolidated Financial Statements
        Included in Part II of This Report:

                 Report of Independent Registered Public                   F-1
                 Accounting Firm - BDO USA, LLP

                 Consolidated Balance Sheets as of                         F-2
                 October 31, 2013 and 2012

                 Consolidated Statements of                                F-3
                 Income for the years ended
                 October 31, 2013 and 2012

                 Consolidated Statements of Stockholders'                  F-4
                 Equity for the years ended
                 October 31, 2013 and 2012

                 Consolidated Statements of                                F-5
                 Cash Flows for the years ended
                 October 31, 2013 and 2012

                 Notes to Consolidated Financial                           F-6
                 Statements

    (2) Index to Financial Statement Schedule: N/A

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

10.16      Commitment   of  G.S.  Beckwith  Gilbert,  dated  March  6,  2013  is
           incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2013.

10.17      Commitment   of  G.S.  Beckwith  Gilbert,  dated  June  10,  2013  is
           incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.18 Commitment of G.S. Beckwith Gilbert, dated September 5, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 13, 2013.

10.19*     Commitment of G.S. Beckwith Gilbert, dated January 16, 2014.

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

101.ins**        XBRL Instance

101.xsd**        XBRL Schema

101.cal**        XBRL Calculation

101.def**        XBRL Definition

101.lab**        XBRL Label

101.pre**        XBRL Presentation
----------------------

* Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

DATED:  JANUARY 29, 2014                   By:     /s/ James T. Barry
                                                   ------------------
                                                   James T. Barry
                                                   President and Chief
                                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DATED:  JANUARY 29, 2014                           /s/ James T. Barry
                                                   ------------------
                                                   James T. Barry
                                                   President and Chief Executive
                                                   Officer
                                                   (Principal Executive Officer)

DATED:  JANUARY 29, 2014                           /s/ Jeffrey P. Devaney
                                                   ----------------------
                                                   Jeffrey P. Devaney
                                                   Chief Financial Officer,
                                                   Treasurer, and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

DATED:  JANUARY 29, 2014                 /s/ G.S. Beckwith Gilbert
                                         -------------------------
                                         G.S. Beckwith Gilbert
                                         Chairman of the Board and Director

DATED:  JANUARY 29, 2014                 /s/ John R. Keller
                                         ------------------
                                         John R. Keller
                                         Executive Vice President and Director

DATED:  JANUARY 29, 2014                 /s/ Bruce N. Whitman
                                         --------------------
                                         Bruce N. Whitman
                                         Chairman of the Executive Committee and
                                         Director

DATED:  JANUARY 29, 2014                 /s/ Paul L. Graziani
                                         --------------------
                                         Paul L. Graziani
                                         Chairman of the Audit Committee and
                                         Director

DATED:  JANUARY 29, 2014                 /s/ James J. Morgan
                                         -------------------
                                         James J. Morgan
                                         Chairman of the Compensation Committee
                                         and Director

DATED:  JANUARY 29, 2014                 /s/ Kurt J. Ekert
                                         -----------------
                                         Kurt J. Ekert
                                         Director

DATED:  JANUARY 29, 2014                 /s/ Peter L. Bloom
                                         ------------------
                                         Peter L. Bloom
                                         Director

DATED:  JANUARY 29, 2014                 /s/ Richard L. Haver
                                         --------------------
                                         Richard L. Haver
                                         Director

DATED:  JANUARY 29, 2014                 /s/ Robert M. Strafford
                                         -----------------------
                                         Robert M. Stafford
                                         Director

            Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2013 and 2012 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
-------------------
Melville, New York
January 29, 2014





                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                           October 31, 2013 and 2012


                                                         2013              2012
                                                   ----------------   ---------------

ASSETS
Current assets:
   Cash                                            $        454,650   $       261,053
   Accounts receivable, net                               1,637,844         1,475,665
   Deferred tax asset, current                              926,771           584,562
   Prepaid expenses and other current assets                174,960           130,830
                                                   ----------------   ---------------
Total current assets                                      3,194,225         2,452,110

PASSUR(R) Network, net                                    5,337,740         6,065,222
Capitalized software development costs, net               6,126,868         5,543,402
Property, plant and equipment, net                        1,346,868         1,044,463
Deferred tax asset, non-current                           2,121,136         2,817,144
Other assets                                                152,868           193,426
                                                   ----------------   ---------------
TOTAL ASSETS                                       $     18,279,705   $    18,115,767
                                                   ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $        561,559   $       668,238
   Accrued expenses and other current liabilities           722,898           727,647
   Deferred revenue, current portion                      1,931,374         1,478,141
                                                   ----------------   ---------------
Total current liabilities                                 3,215,831         2,874,026

Deferred revenue, less current portion                      135,722           189,944
Notes payable - related party                             4,364,880         4,764,880
                                                   ----------------   ---------------
                                                          7,716,433         7,828,850
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
   par value $.01 per share; none issued
   or outstanding                                              --                --
  Common shares - authorized 10,000,000 shares,
   par value $.01 per share; issued 8,041,001 and
   outstanding 7,344,501 in fiscal year 2013;
   issued 7,889,640 and outstanding 7,193,140
   in fiscal year 2012                                       80,410            78,896
   Additional paid-in capital                            15,113,495        15,120,556
   Accumulated deficit                                   (3,007,158)       (3,289,060)
                                                   ----------------   ---------------
                                                         12,186,747        11,910,392
   Treasury stock, at cost, 696,500 shares
    in fiscal years 2013 and 2012                        (1,623,475)       (1,623,475)
                                                   ----------------   ---------------
Total stockholders' equity                               10,563,272        10,286,917
                                                   ----------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     18,279,705   $    18,115,767
                                                   ================   ===============


    See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                     Years Ended October 31, 2013 and 2012



                                                        2013              2012
                                                  --------------  -----------------
REVENUES                                          $   11,035,058  $      12,507,382

COST AND EXPENSES:
   Cost of revenues                                    5,751,450          5,848,657
   Research and development                              635,316            481,788
   Selling, general, and administrative expenses       3,723,233          4,798,951
                                                  --------------  -----------------
                                                      10,109,999         11,129,396
                                                  --------------  -----------------

INCOME FROM OPERATIONS                                   925,059          1,377,986

Interest expense - related party                         287,564            292,958
                                                  --------------  -----------------
Income before income taxes                               637,495          1,085,028
Income tax expense (benefit), net                        355,593         (1,776,449)
                                                  --------------  -----------------
NET INCOME                                        $      281,902  $       2,861,477
                                                  ==============  =================

Net income per common share - basic               $          .04  $             .40
                                                  ==============  =================
Net income per common share - diluted             $          .04  $             .36
                                                  ==============  =================

Weighted average number of common
  shares outstanding - basic                           7,263,626          7,184,927
                                                  ==============  =================
Weighted average number of common
  shares outstanding - diluted                         7,765,937          7,994,261
                                                  ==============  =================


      See accompanying notes to consolidated financial statements.



                                 PASSUR Aerospace, Inc. and Subsidiary

                            Consolidated Statements of Stockholders' Equity

                                 Years Ended October 31, 2013 and 2012






                                                                          ADDITIONAL                                       TOTAL
                                                            COMMON          PAID-IN       ACCUMULATED     TREASURY     STOCKHOLDERS'
                                              SHARES         STOCK          CAPITAL         DEFICIT         STOCK         EQUITY

Balance at November 1, 2011                   7,175,140   $    78,716  $   14,860,163   $ (6,150,537)  $ (1,623,475)  $   7,164,867
   Exercise of common stock options              18,000           180           9,720                                         9,900
   Stock-based compensation expense                                           250,673                                       250,673
   Net income                                                                              2,861,477                      2,861,477
                                            -----------   -----------  --------------   ------------   ------------   -------------
Balance at October 31, 2012                   7,193,140   $    78,896  $   15,120,556   $ (3,289,060)  $ (1,623,475)  $  10,286,917

   Exercise of common stock options,
   net of surrender of shares to pay taxes      151,361         1,514        (282,431)                                     (280,917)
   Stock-based compensation expense                                           275,370                                       275,370
   Net income                                                                               281,902                         281,902
                                            -----------   -----------  --------------   ------------   ------------   -------------
Balance at October 31, 2013                   7,344,501   $    80,410  $   15,113,495   $ (3,007,158)  $ (1,623,475)  $  10,563,272
                                            ===========   ===========  ==============   ============   ============   =============

   See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                     Years Ended October 31, 2013 and 2012

                                                            2013            2012
                                                       -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $     281,902   $  2,861,477
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         2,589,668      2,456,392
     Provision (benefit) for deferred taxes                  353,799     (1,811,487)
     Recovery of doubtful accounts receivable                (12,969)       (13,447)
     Stock-based compensation expense                        275,370        250,673
     Changes in operating assets and liabilities:
       Accounts receivable                                  (149,209)       (59,697)
       Prepaid expenses and other current assets             (44,132)       190,513
       Other assets                                           40,558         15,504
       Accounts payable                                     (106,679)      (159,915)
       Accrued expenses and other current liabilities         (4,749)      (113,083)
       Deferred revenue                                      399,011        198,512
                                                       -------------   ------------
Total adjustments                                          3,340,668        953,965
                                                       -------------   ------------
Net cash provided by operating activities                  3,622,570      3,815,442

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                      (494,123)    (1,159,064)
Capitalized software development costs, net               (1,692,599)    (1,886,422)
Property, plant and equipment, net                          (561,334)      (768,258)
                                                       -------------   ------------
Net cash used in investing activities                     (2,748,056)    (3,813,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - related party                 (400,000)       (50,000)
Surrender of shares to pay withholding taxes                (283,747)          --
Proceeds from exercise of stock options                        2,830          9,900
                                                       -------------   ------------
Net cash used in financing activities                       (680,917)       (40,100)
                                                       -------------   ------------

Increase (decrease) in cash                                  193,597        (38,402)
Cash - beginning of year                                     261,053        299,455
                                                       -------------   ------------
Cash - end of year                                     $     454,650   $    261,053
                                                       =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the year for:
  Interest - related party                             $     288,000   $         293,000
  Income taxes                                         $      41,000   $          31,000

    See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                October 31, 2013

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a leading aviation business intelligence company that provides predictive analytics and decision-support technology for the aviation industry based on its unique, proprietary technology and real-time accessible databases, supported by a number of leading industry experts, and a proven management team, experienced in the use of Big Data. The Company believes it operates in one operating segment.

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

ACCOUNTS RECEIVABLE

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. Account receivable balances include amounts attributable to deferred revenues, as well as initial set-up fees.

The provision for doubtful accounts was $29,000 and $80,000 as of October 31, 2013 and 2012, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $1,693,000 as of October 31, 2013 and $1,886,000 as of October 31, 2012. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years.

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

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company follows ASC 740, "Income Taxes", where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2013, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share for fiscal years 2013 and 2012 are as follows:


                                                      2013          2012
                                                 ------------   --------------

  Basic weighted average shares outstanding       7,263,626       7,184,927
  Effect of dilutive stock options                  502,311         809,334
                                                 ------------   --------------
  Diluted weighted average shares outstanding     7,765,937       7,994,261
                                                 ============   ==============

  Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive

Stock options                                       325,000         192,500
                                                ============   ==============
DEFERRED REVENUE

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

                     PASSUR Aerospace, Inc. and Subsidiary

             Notes to Consolidated Financial Statements (continued)

1.DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $275,000 and $251,000 in fiscal years 2013 and 2012, respectively, and was primarily included in selling, general, and administrative expenses.

The Company's stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2013 and 2012; risk-free interest rate of 3.51%, volatility factor of the expected market price of the Company's common stock of 117%, no dividend yield, and a weighted average expected life of the stock options of 6.5 years.

COMPREHENSIVE INCOME

The Company's comprehensive income is equivalent to that of the Company's total net income for fiscal years 2013 and 2012.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of October 31, 2013 and 2012:


                      ESTIMATED USEFUL LIVES        2013           2012
                                                ---------------------------
Leasehold improvements      3-5 years           $   207,000     $   207,000
Equipment                  5-10 years             4,627,000       4,066,000
Furniture and fixtures     5-10 years               538,000         538,000
                                                -----------     -----------
                                                  5,372,000       4,811,000
Less accumulated depreciation and amortization    4,025,000       3,767,000
                                                -----------     -----------
Total                                           $ 1,347,000     $ 1,044,000
                                                ===========     ===========


The Company recorded depreciation and amortization expense on the assets included in Property, plant and equipment of $259,000 and $95,000 for fiscal years 2013 and 2012, respectively.

                     PASSUR Aerospace, Inc. and Subsidiary

3. PASSUR(R) NETWORK

As of October 31, 2013 and 2012, the Company had $15,605,000 and $15,136,000 of
Company-owned PASSUR(R) Systems capitalized, and $10,267,000 and $9,071,000 of accumulated depreciation related to such costs, resulting in a net asset of $5,338,000 and $6,065,000, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR(R) Systems which are not installed in the PASSUR(R) Network are carried at cost and no depreciation is recorded. The cost of these uninstalled PASSUR(R) Systems amounted to $867,000 and $1,124,000 as of October 31, 2013 and 2012,
respectively. The Company capitalized $494,000 and $1,159,000 of costs to the PASSUR(R) Network during fiscal years 2013 and 2012, respectively. Included in the PASSUR(R) Network as of October 31, 2013 and 2012, are $849,000 and $766,000 of costs pertaining to raw material, work-in-process, and finished goods components. Depreciation expense related to the Company-owned PASSUR(R) Network was $1,222,000 and $1,376,000 in fiscal years 2013 and 2012, respectively. The Company did not dispose of any PASSUR(R) Network assets in fiscal years 2013 or 2012.

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

As of October 31, 2013 and 2012, the Company had $11,034,000 and $9,340,000 of
Capitalized software development costs, and $4,907,000 and $3,797,000 of accumulated amortization related to such costs, resulting in a net asset of $6,127,000 and $5,543,000, respectively. Amortization related to capitalized software development projects was $1,109,000 and $985,000 in fiscal years 2013 and 2012, respectively. For the next five years, beginning in fiscal year 2014, future amortization expense for Capitalized software development costs where amortization has commenced, is estimated to approximate $1,176,000, $1,148,000, $1,136,000, $1,010,000, and $645,000. As of October 31, 2013, the Company had
$1,012,000 of Capitalized software development costs relating to projects in development which are not yet subject to amortization.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of October 31, 2013 and 2012:

                                                 2013                2012
                                             -----------         -----------

Payroll, payroll taxes, and benefits         $   453,000         $   438,000
Professional fees                                157,000             149,000
License fees                                        --                50,000
Bonus & commissions                               11,000              23,000
Travel expenses                                   53,000              19,000
Other liabilities                                 49,000              49,000
                                             -----------         -----------
         Total                               $   723,000         $   728,000
                                             ===========         ===========

                     PASSUR Aerospace, Inc. and Subsidiary

6. NOTES PAYABLE

On May 9, 2011, a new note payable was issued to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, in the amount of $4,815,000. The note payable bears a maturity date of November 1, 2014 and has an annual interest rate of 6% payable in cash. Interest payments will be made annually on October 31 of each year.

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

During fiscal year 2013, the Company paid fiscal year 2013 interest to G.S. Beckwith Gilbert of $288,000, representing the entire fiscal year 2013 interest due, thereby meeting the payment requirements of the loan agreement. In the fourth quarter of 2013, the Company made $400,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,365,000 on October 31, 2013.

During the first quarter of fiscal year 2014, the Company made $300,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,065,000.

The Company has received a commitment from G.S. Beckwith Gilbert, dated January 16, 2014, that if the Company, at any time, is unable to meet its obligations through January 16, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

7. LEASES

The Company's headquarters, located in Stamford, Connecticut, are subject to a lease through January 31, 2018, at an average annual rental rate of $227,000. The Company's software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2015, at an average annual rental rate of $124,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement. Effective May 1, 2012, the Company entered into a one-year agreement to sublease space to Field Point Capital Management Company, owned 100% by G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, for 1,300 square feet of office space at an annual rental rate of $52,000, which is the same rate paid by the Company. In fiscal year 2012, the Company received payments of $27,000 from such sublease. In fiscal year 2013, the agreement was terminated as of February 28, 2013 and the Company received payments of $17,000 from such sublease. Rent expense was $386,000 and $396,000 for fiscal years 2013 and 2012, respectively.



                                        CONTRACTUAL OBLIGATIONS
Fiscal Year Ended October 31:            UNDER OPERATING LEASES
--------------------------------------------------------------------------------

  2014                                          401,000
  2015                                          388,000
  2016                                          265,000
  2017                                          270,000
  2018                                           96,000
  Thereafter                                       --
                                            -----------
Total minimum contractual obligations       $ 1,420,000
                                            ===========

                     PASSUR Aerospace, Inc. and Subsidiary

8. INCOME TAXES

The Company's provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

A reconciliation of the U.S statutory tax rate to the Company's effective tax rate for fiscal years 2013 and 2012 is as follows:

                                           2013                    2012
                                     AMOUNT   PERCENT       Amount       Percent
                                   ---------------------------------------------
U.S. statutory tax                 $ 217,000    34.0%  $    369,000      34.0%
Decrease in valuation allowance         --      --       (2,306,000)   (212.5)
Permanent differences (1)             77,000    12.1         74,000       6.8
State tax, net of federal benefit     62,000     4.7         64,000       5.9
Other, net                              --      --           23,000       2.1
                                   ---------  ------   ------------   -------
Income tax expense (benefit), net  $ 356,000    55.8%  $ (1,776,000)   (163.7)%
                                   =========  ======   ============   =======

(1) Permanent differences are comprised of stock compensation of $63,000 and $56,000, as well as other permanent differences of $14,000 and $18,000 in fiscal years 2013 and 2012, respectively.

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2013 and 2012 is as follows:

                                                2013            2012
                                            ------------   --------------

Deferred tax assets and liabilities:
Net operating loss carry-forward            $  3,665,000   $    4,263,000
AMT credits                                         --             15,000
Accrued vacation                                 115,000          112,000
Allowance for doubtful accounts receivable        11,000           32,000
Stock compensation-nonqualified                  111,000           75,000
Depreciation                                    (854,000)      (1,095,000)
                                            ------------   --------------
Deferred tax assets and liabilities         $  3,048,000   $    3,402,000
                                            ============   ==============


In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits from the exercise of stock options at October 31, 2013 was approximately $1,063,000, and if the Company is able to utilize this benefit in the future, it would result in a credit to additional paid-in capital.

                     PASSUR Aerospace, Inc. and Subsidiary

8. INCOME TAXES (CONTINUED)

The income tax expense (benefit) for fiscal years ended October 31, 2013 and 2012 is as follows:


                                               2013               2012
                                           ----------       -------------
Current:
Federal                                    $  (14,000)      $      14,000
State                                          16,000              21,000
                                           ----------       -------------
Income tax provision-current                    2,000              35,000

Deferred:
Federal                                       303,000          (1,369,000)
State                                          51,000            (442,000)
                                           ----------       -------------
Total income tax expense (benefit), net    $  356,000       $  (1,776,000)
                                           ==========       =============

At October 31, 2013, the Company had available a federal net operating loss carry-forward of $10,224,000 for income tax purposes, which will expire in various tax years from fiscal year 2020 through fiscal year 2033. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. During fiscal year 2012, the Company reversed the remaining valuation allowance of $2,306,000 related to deferred tax assets, as it was determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating whether or not to realize a deferred tax asset, the Company considered all available positive and negative evidence, including past operating results and a forecast of future taxable income.

The Company's tax return years that are subject to examination by taxing authorities are fiscal years 1996 through 2005 and fiscal years 2010 through 2013.

9. STOCK OPTIONS

In fiscal year 2009, the Company's Board of Directors approved the Company's 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company's common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company's common stock as of October 31, 2010. During fiscal year 2011, the plan was amended for the granting of another 500,000 stock option shares, for a total provision of 1,500,000 stock option shares of the Company's common stock as of October 31, 2012 and 2013. The Company's prior stock option plan, which provided for the granting of stock options for up to 2,200,000 shares of the Company's common stock, expired during fiscal year 2009. The stock option's exercise price per share is typically the fair market value of the Company's common stock at the date of grant. Stock options granted may be exercised up to a maximum of ten years from the date of grant; however, individuals who own more than 10% of the Company's common stock must exercise their stock options within five years of the date of the grant, and are exercisable at 110% of the fair market value of the Company's common stock at the date of grant.

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

                     PASSUR Aerospace, Inc. and Subsidiary

9. STOCK OPTIONS (CONTINUED)

There were 983,000 shares of common stock reserved for future issuance under the Company's 2009 stock option plan as of October 31, 2013. For fiscal years 2013 and 2012, stock-based compensation expenses of $275,000 and $251,000 was primarily charged to selling, general, and administrative expense, consisting of $28,000 and $41,000 for stock options granted during fiscal year 2013 and $247,000 and $210,000 for stock options granted prior to October 31, 2012 and 2011, respectively. There was $774,000 of unrecognized stock-based compensation costs for book purposes, related to non-vested, stock-based compensation arrangements, expected to be recognized over a weighted average period of 3.05 years as of October 31, 2013. The Company had 287,000 unvested stock options as of October 31, 2013.

Information with respect to the Company's stock options for fiscal years 2013 and 2012 is as follows:



                                                                         WEIGHTED     WEIGHTED AVERAGE
                                                           NUMBER OF     AVERAGE    REMAINING CONTRACTUAL    AGGREGATE
                                                            STOCK       EXERCISE           TERM              INTRINSIC
                                                           OPTIONS       PRICE           (IN YEARS)            VALUE
                                                         ------------------------------------------------- --------------

Stock options outstanding at November 1, 2011              1,405,500   $   1.49
Stock options granted in fiscal year 2012                     95,000   $   4.59
Stock options exercised in fiscal year 2012                  (18,000)  $    .55
Stock options forfeited and expired in fiscal year 2012     (141,000)  $   2.13
                                                         -----------
Outstanding at October 31, 2012                            1,341,500   $   1.63
Stock options granted in fiscal year 2013                     70,000   $   3.34
Stock options exercised in fiscal year 2013                 (254,000)  $    .32
Stock options forfeited in fiscal year 2013                  (56,500)  $   1.09
                                                         -----------
Stock options outstanding at October 31, 2013              1,101,000   $   2.07                    4.3  $    1,498,000
                                                         ===========   ========  =====================  ==============
Stock options exercisable at October 31, 2013                813,700   $   1.47                    2.9  $    1,457,000
                                                         ===========   ========  =====================  ==============


The weighted average grant date fair value of the Company's stock options granted during fiscal years 2013 and 2012 was $2.94 and $4.04, respectively. The total intrinsic value of stock options exercised was $760,000 and $72,000 during fiscal years 2013 and 2012, respectively.

10. MAJOR CUSTOMERS

The Company's principal business is to provide its customers business intelligence and predictive analytics solutions serving the needs of the aviation industry, primarily airlines, airports, and other aviation related companies. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

One customer accounted for 11% or $1,269,000 of total revenues in fiscal year 2013 and two customers accounted for 24% or $3,045,000 of total revenues in fiscal year 2012. In fiscal year 2012, one customer, a U.S. government agency, accounted for 14% of total revenues, or $1,746,000, and another customer accounted for 10% of total revenues, or $1,299,000. During fiscal year 2012, the contract with the U.S. government agency was completed. There were no significant past due accounts receivable balances for these customers as of the fiscal year ended October 31, 2013.

The Company had foreign sales of $245,000 and $139,000 in fiscal years 2013 and 2012, respectively. All sales, including foreign sales, are denominated in U.S. dollars.

                     PASSUR Aerospace, Inc. and Subsidiary

11. ROYALTY AGREEMENT

The Company was a party to a license agreement, as amended in fiscal year 2001, whereby the Company was granted the exclusive right and license worldwide to manufacture and sell PASSUR(R) Systems for use with airline dispatch systems and in other aircraft flight tracking systems. The Company was also granted an exclusive worldwide license to sell PASSUR(R) Systems and/or data subscriptions for noise applications, dispatch activities, and new applications based on modifications to existing designs. Under the terms of the agreement, the Company paid a royalty based on the number of PASSUR(R) Systems sold and/or installed and generating subscription revenues, subject to a minimum annual royalty of $75,000. During fiscal year 2009, the Company amended the agreement to a fixed fee royalty of $50,000 per year. During fiscal 2013, the remaining license rights to use six patents in various foreign countries, and those relating to the Company's PASSUR(R) System and related technologies expired and the Company paid the final royalty owed. The Company does not anticipate any impact on its business due to the expiration of this agreement since the Company has other issued patents relating to this technology.