Form 10-Q
period 2014-01-31
PASSUR Aerospace, Inc.
filed 2014-03-13
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 000-7642
                                    --------

                             PASSUR AEROSPACE, INC.

  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEW YORK                                         11-2208938
------------------------------------------------------------------------------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

ONE LANDMARK SQUARE, SUITE 1900, STAMFORD, CONNECTICUT                 06901
-------------------------------------------------------                -----
     (Address of Principal Executive Office)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 622-4086
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [ ] NO [X]

================================================================================
--------------------------------------------------------------------------------

There were 7,344,501 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of March 6, 2014.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of January 31, 2014                    3
         (unaudited) and October 31, 2013.

         Consolidated Statements of Income (unaudited)                         4
         Three months ended January 31, 2014 and 2013.

         Consolidated Statements of Cash Flows (unaudited)                     5
         Three months ended January 31, 2014 and 2013.

         Notes to Consolidated Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial Condition          12
         and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          17

Item 4.  Controls and Procedures.                                             17

PART II. OTHER INFORMATION                                                    17

Item 5.  Other Information.                                                   17

Item 6.  Exhibits.                                                            18

Signatures.                                                                   19

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             PASSUR Aerospace, Inc. and Subsidiary

                                  Consolidated Balance Sheets

                                                            JANUARY 31,     October 31,
                                                                2014            2013
                                                           -------------   --------------
                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash                                                    $     351,341   $      454,650
   Accounts receivable, net                                    1,302,079        1,637,844
   Deferred tax asset, current                                   892,587          926,771
   Prepaid expenses and other current assets                     206,192          174,960
                                                           -------------   --------------
Total current assets                                           2,752,199        3,194,225

PASSUR(R) Network, net                                         5,168,843        5,337,740
Capitalized software development costs, net                    6,106,135        6,126,868
Property, plant and equipment, net                             1,441,696        1,346,868
Deferred tax asset, non-current                                2,121,136        2,121,136
Other assets                                                     141,091          152,868
                                                           -------------   --------------
TOTAL ASSETS                                               $  17,731,100   $   18,279,705
                                                           =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $     500,024   $      561,559
   Accrued expenses and other current liabilities                593,282          722,898
   Deferred revenue, current portion                           1,760,127        1,931,374
                                                           -------------   --------------
Total current liabilities                                      2,853,433        3,215,831

Deferred revenue, less current portion                           114,726          135,722
Notes payable - related party                                  4,064,880        4,364,880
                                                           -------------   --------------
                                                               7,033,039        7,716,433
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
    par value $0.01 per share; none issued or outstanding           --               --
  Common shares - authorized 10,000,000 shares,
    par value $0.01 per share; issued 8,041,001 at
    January 31, 2014 and October 31, 2013                         80,410           80,410
  Additional paid-in capital                                  15,184,644       15,113,495
  Accumulated deficit                                         (2,943,518)      (3,007,158)
                                                           -------------   --------------
                                                              12,321,536       12,186,747
  Treasury stock, at cost, 696,500 shares at
    January 31, 2014 and October 31, 2013                     (1,623,475)      (1,623,475)
                                                           -------------   --------------
Total stockholders' equity                                    10,698,061       10,563,272
                                                           -------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  17,731,100   $   18,279,705
                                                           =============   ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)

                                                               THREE MONTHS ENDED JANUARY 31,
                                                                      2014          2013
                                                                -------------  ------------
REVENUES                                                        $   2,895,602  $  2,674,526

COST AND EXPENSES:
  Cost of revenues                                                  1,475,173     1,515,556
  Research and development expenses                                   164,863       146,956
  Selling, general, and administrative expenses                     1,087,748       898,090
                                                                -------------  ------------
                                                                    2,727,784     2,560,602
                                                                -------------  ------------

INCOME FROM OPERATIONS                                                167,818       113,924

Interest expense - related party                                       64,353        73,061
                                                                -------------  ------------
Income before income taxes                                            103,465        40,863

Provision for income taxes                                             39,825        28,545
                                                                -------------  ------------
NET INCOME                                                      $      63,640  $     12,318
                                                                =============  ============

Net income per common share - basic                             $         .01  $        .00
                                                                =============  ============
Net income per common share - diluted                           $         .01  $        .00
                                                                =============  ============

Weighted average number of common shares outstanding - basic        7,344,501     7,193,140
                                                                =============  ============
Weighted average number of common shares outstanding - diluted      7,824,700     7,981,129
                                                                =============  ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                           THREE MONTHS ENDED JANUARY 31,
                                                                  2014         2013
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    63,640   $    12,318
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                               695,156       644,254
     Provision for deferred taxes                                 34,184          --
     Provision for (recovery of) doubtful accounts                66,245        (4,125)
     Stock-based compensation                                     71,149        74,376
     Changes in operating assets and liabilities:
       Accounts receivable                                       269,520       405,680
       Prepaid expenses and other current assets                 (31,232)      (95,729)
       Other assets                                               11,778         5,177
       Accounts payable                                          (61,535)     (211,119)
       Accrued expenses and other current liabilities           (129,616)     (220,053)
       Deferred revenue                                         (192,242)      159,394
                                                             -----------   -----------
Total adjustments                                                733,407       757,855
                                                             -----------   -----------
Net cash provided by operating activities                        797,047       770,173

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                          (139,064)      (82,511)
Software development costs, net                                 (284,892)     (420,031)
Property, plant and equipment, net                              (176,400)     (156,836)
                                                             -----------   -----------
Net cash used in investing activities                           (600,356)     (659,378)
                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party                      (300,000)         --
                                                             -----------   -----------
Net cash used in financing activities                           (300,000)         --
                                                             ===========   ===========

(Decrease) increase in cash                                     (103,309)      110,795
Cash - beginning of period                                       454,650       261,053
                                                             -----------   -----------
Cash - end of period                                         $   351,341   $   371,848
                                                             ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                   $    64,353   $    73,061
  Income taxes                                               $     5,641   $    53,731

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2014

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

PASSUR(R) owns and operates what the Company believes is the largest private passive commercial air traffic surveillance and passive radar network in the world, with one hundred and sixty-five passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network provides a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while also including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from its significant shareholder and Chairman, G.S. Beckwith Gilbert, dated March 7, 2014, that if the Company, at any time, is unable to meet its obligations through March 7, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2013, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 2014, and its consolidated results of operations and cash flows for the three months ended January 31, 2014 and 2013.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2014

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PASSUR(R) and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

The provision for doubtful accounts was $95,000 and $29,000 as of January 31, 2014 and October 31, 2013, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the shorter of the estimated useful life of the software or revenues, typically five years. The Company had $1,297,000 of software development projects in development as of January 31, 2014. There are several new software developments projects scheduled to begin in fiscal year 2014.

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

DEFERRED TAX ASSET

The Company had available a federal net operating loss carry-forward of $10,121,000 for income tax purposes as of January 31, 2014, which will expire in various tax years from fiscal year 2020 through fiscal year 2033. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As of January 31, 2014, the Company's deferred tax asset was $3,014,000, as a result of the reversal of the valuation allowance since it was determined it is more likely than not that the net operating loss carry-forward would be used.

DEFERRED REVENUE

Deferred revenue includes amounts attributable to advances received on customer agreements, which may be billed either annually or quarterly. Revenues from such customer agreements are recognized as income ratably over the period that coincides with the respective agreement.

The Company recognizes initial set-up fee revenues and associated costs on a straight-line basis over the estimated life of the customer relationship period, typically five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's receivables, accrued expenses, and payables approximate their fair values, principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company's related party debt is held by its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share gives effect to all diluted potential common shares outstanding and common stock equivalents during the period using the treasury stock method. The Company's 2009 Stock Incentive Plan allows for a cashless exercise. Shares used to calculate net income per share are as follows:


                                               FOR THE THREE MONTHS ENDED
                                                        JANUARY 31,
                                                 2014                2013
                                             -----------       ------------

Basic weighted average shares outstanding      7,344,501          7,193,140
Effect of dilutive stock options                 480,199            787,989
                                             -----------       ------------
Diluted weighted average shares outstanding    7,824,700          7,981,129
                                             ===========       ============

Weighted average shares which are not            620,801            582,511
  included in the calculation of
  diluted net income per share because
  their impact is anti-dilutive


STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $71,000 and $74,000 for the three months ended January 31, 2014 and 2013, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company had a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $4,065,000 as of January 31, 2014. The note payable bears a maturity date of November 1, 2014, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the note payable through January 31, 2014. During the first quarter of fiscal year 2014, the Company made $300,000 in principal payments, bringing the principal amount of the note payable of $4,365,000 as of October 31, 2013 to $4,065,000 as of January 31, 2014.

The Company has received a commitment from G.S. Beckwith Gilbert, dated March 7, 2014, that if the Company, at any time, is unable to meet its obligations through March 7, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

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

DESCRIPTION OF BUSINESS

PASSUR(R) is a leading aviation business intelligence company that provides predictive analytics and decision-support technology for the aviation industry based on its unique, proprietary technology and real-time accessible databases, supported by a number of leading industry experts, and a proven management team.

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

PASSUR(R) owns and operates what the Company believes is the largest private passive commercial air traffic surveillance and passive radar network in the world, with one hundred and sixty-five passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network provides a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while also including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

RESULTS OF OPERATIONS

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

Revenue increased $221,000, or 8%, to $2,896,000 in the first quarter ended January 31, 2014, from $2,675,000 in the first quarter ended January 31, 2013. New customer subscriptions and existing customer upgrades to the Company's suite of software applications accounted for 71% of this increase, and new customer engagements for professional services accounted for 29% of this increase. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

Cost of revenues decreased $40,000, or 3%, for the three months ended January 31, 2014, as compared to the same period in fiscal year 2013, primarily due to decreases in communication costs of $104,000 and compensation costs of $99,000, which were partially offset by a decrease of $135,000 in the capitlization of software development costs. When the Company uses employees for software development, there is a reduction in cost of revenues due to the fact that labor-related costs for software development are capitalized, rather than expensed.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. Research and development expenses increased $18,000, or 12%, for the three months ended January 31, 2014, as compared to the same period in fiscal year 2013, primarily due to an increase in travel and entertainment expenses.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during the three months ended January 31, 2014 or in the same period in fiscal year 2013. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $190,000, or 21%, for the three months ended January 31, 2014, as compared to the same period in fiscal year 2013, due to an increase in bad debt expense of $76,000, travel and entertainment costs of $69,000 and compensation and related expenses of $48,000.

INCOME FROM OPERATIONS

Income from operations increased $54,000, or 47%, to $168,0000, for the three months ended January 31, 2014, as compared to the same period in fiscal year 2013, largely due to an increase in revenue of $221,000, or 8%. This revenue increase was partially offset by an increase in total costs and expenses of $167,000, or 7%.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $9,000, or 12%, for the three months ended January 31, 2014, as compared to the same period in fiscal year 2013, due to a reduction in note payable of $700,000 for the twelve months ended January 31, 2014, as compared to the same period in fiscal year 2013.

NET INCOME

The Company had net income of $64,000, or $0.01 per diluted share, for the three months ended January 31, 2014, as compared to net income of $12,000, or $0.00 per diluted share, for the same period in fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $101,000 as of January 31, 2014. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $4,065,000 as of January 31, 2014, with a maturity of November 1, 2014. The Company's stockholders' equity was $10,698,000 as of January 31, 2014. The Company had net income of $64,000 for the three months ended January 31, 2014.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from its significant shareholder and Chairman, G.S. Beckwith Gilbert, dated March 7, 2014, that if the Company, at any time, is unable to meet its obligations through March 7, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2014. During such period the Company does not anticipate borrowing additional funds from G.S. Beckwith Gilbert, although it has received a commitment from G.S. Beckwith Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $797,000 for the three months ended January 31, 2014, and consisted of $64,000 of net income, depreciation and amortization of $695,000, and stock-based compensation expense of $71,000, with the balance consisting of a reduction in operating assets and liabilities. Net cash used in investing activities was $600,000 for the three months ended January 31, 2014, expended for capitalized software development costs, additions to the PASSUR(R) Network, and a redundant server center at an off-site location. Net cash used for financing was $300,000, for the three months ended January 31, 2014, for repayment of the note payable.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013 and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2014.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On March 7, 2014, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through March 7, 2015. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

ITEM 6. EXHIBITS.

10.1    *Commitment of G.S. Beckwith Gilbert, dated March 7, 2014.

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

101.ins* XBRL Instance

101.xsd* XBRL Schema

101.cal* XBRL Calculation

101.def* XBRL Definition

101.lab*  XBRL Label

101.pre* XBRL Presentation

-------------------
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PASSUR AEROSPACE, INC.

DATED: MARCH 13, 2014     By:              /s/ James T. Barry
                                           ------------------
                                           James T. Barry
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

DATED: MARCH 13, 2014    By:              /s/ Jeffrey P. Devaney
                                          ----------------------
                                          Jeffrey P. Devaney
                                          Chief Financial Officer, Treasurer,
                                          and Secretary
                                          (Principal Financial and
                                          Accounting Officer)