Form 10-Q
period 2014-04-30
PASSUR Aerospace, Inc.
filed 2014-06-12
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        New York                                          11-2208938
--------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


One Landmark Square, Suite 1900, Stamford, Connecticut      06901
------------------------------------------------------   ----------
       (Address of Principal Executive Office)           (Zip Code)

Registrant's telephone number, including area code:  (203) 622-4086

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

================================================================================
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

There were 7,529,026 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of June 5, 2014.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of April 30, 2014 (unaudited)
          and October 31, 2013.                                                3

          Consolidated Statements of Income (unaudited)
          Six months ended April 30, 2014 and 2013.                            4

          Consolidated Statements of Income (unaudited)
          Three months ended April 30, 2014 and 2013.                          5

          Consolidated Statements of Cash Flows (unaudited)
          Six months ended April 30, 2014 and 2013.                            6

          Notes to Consolidated Financial Statements (unaudited)               7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.         15

Item 4.   Controls and Procedures.                                            15

PART II.  OTHER INFORMATION                                                   16

Item 5.   Other Information.                                                  16

Item 6.   Exhibits.                                                           16

Signatures.                                                                   17

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   PASSUR Aerospace, Inc. and Subsidiary

                                         Consolidated Balance Sheets

                                                               APRIL 30,          October 31,
                                                                 2014                2013
                                                          ------------------   -------------------
                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash                                                   $        1,024,087   $           454,650
   Accounts receivable, net                                          994,895             1,637,844
   Deferred tax asset, current                                       811,640               926,771
   Prepaid expenses and other current assets                         221,302               174,960
                                                          ------------------   -------------------
Total current assets                                               3,051,924             3,194,225

PASSUR(R) Network, net                                             5,156,542             5,337,740
Capitalized software development costs, net                        6,310,486             6,126,868
Property and equipment, net                                        1,381,983             1,346,868
Deferred tax asset, non-current                                    2,121,136             2,121,136
Other assets                                                         157,173               152,868
                                                          ------------------   -------------------
TOTAL ASSETS                                              $       18,179,244   $        18,279,705
                                                          ==================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $          324,797   $           561,559
   Accrued expenses and other current liabilities                    749,855               722,898
   Deferred revenue, current portion                               2,403,821             1,931,374
                                                          ------------------   -------------------
Total current liabilities                                          3,478,473             3,215,831

Deferred revenue, less current portion                               121,992               135,722
Notes payable - related party                                      3,864,880             4,364,880
                                                          ------------------   -------------------
                                                                   7,465,345             7,716,433
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
   par value $0.01 per share; none issued or outstanding                --                    --
  Common shares - authorized 10,000,000 shares,
    par value $0.01 per share; issued 8,225,526 and
    8,041,001 at April 30, 2014 and October 31, 2013                  82,255                80,410
   Additional paid-in capital                                     15,117,373            15,113,495
   Accumulated deficit                                            (2,862,254)           (3,007,158)
                                                          ------------------   -------------------
                                                                  12,337,374            12,186,747
   Treasury stock, at cost, 696,500 shares at
    April 30, 2014 and October 31, 2013                           (1,623,475)           (1,623,475)
                                                          ------------------   -------------------
Total stockholders' equity                                        10,713,899            10,563,272
                                                          ------------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $       18,179,244   $        18,279,705
                                                          ==================   ===================

See accompanying notes to consolidated financial statements.





                                 PASSUR Aerospace, Inc. and Subsidiary

                                     Consolidated Statements of Income

                                                (Unaudited)




                                                                       SIX MONTHS ENDED APRIL 30,
                                                                         2014               2013
                                                                ------------------  -------------------
REVENUES                                                        $        5,708,992  $         5,335,758

COST AND EXPENSES:
  Cost of revenues                                                       2,688,435            2,915,155
  Research and development                                                 335,279              310,535
  Selling, general, and administrative expenses                          2,298,231            1,840,449
                                                                ------------------  -------------------
                                                                         5,321,945            5,066,139
                                                                ------------------  -------------------

INCOME FROM OPERATIONS                                                     387,047              269,619

Interest expense - related party                                           122,049              143,741
                                                                ------------------  -------------------
Income before income taxes                                                 264,998              125,878

Provision for income taxes                                                 120,094               49,576
                                                                ------------------  -------------------
NET INCOME                                                      $          144,904  $            76,302
                                                                ==================  ===================

Net income per common share - basic                             $              .02  $               .01

                                                                ==================  ===================
Net income per common share - diluted                           $              .02  $               .01
                                                                ==================  ===================

Weighted average number of common shares outstanding - basic             7,385,626            7,204,200
                                                                ==================  ===================
Weighted average number of common shares outstanding - diluted           7,659,428            7,842,211
                                                                ==================  ===================


See accompanying notes to consolidated financial statements.




                                 PASSUR Aerospace, Inc. and Subsidiary

                                     Consolidated Statements of Income

                                                (Unaudited)




                                                                      THREE MONTHS ENDED APRIL 30,
                                                                        2014               2013
                                                                ------------------  -------------------

REVENUES                                                        $        2,813,390  $         2,661,232

COST AND EXPENSES:
  Cost of revenues                                                       1,213,262            1,399,599
  Research and development expenses                                        170,416              163,579
  Selling, general, and administrative expenses                          1,210,484              942,359
                                                                ------------------  -------------------
                                                                         2,594,162            2,505,537
                                                                ------------------  -------------------

INCOME FROM OPERATIONS                                                     219,228              155,695

Interest expense - related party                                            57,696               70,680
                                                                ------------------  -------------------
Income before income taxes                                                 161,532               85,015

Provision for income taxes                                                  80,269               21,031
                                                                ------------------  -------------------
NET INCOME                                                      $           81,263  $            63,984
                                                                ==================  ===================

Net income per common share - basic                             $              .01  $               .01
                                                                ==================  ===================
Net income per common share - diluted                           $              .01  $               .01
                                                                ==================  ===================

Weighted average number of common shares outstanding - basic             7,428,137            7,215,632
                                                                ==================  ===================
Weighted average number of common shares outstanding - diluted           7,709,457            7,844,278
                                                                ==================  ===================

See accompanying notes to consolidated financial statements.




                                       PASSUR Aerospace, Inc. and Subsidiary

                                       Consolidated Statements of Cash Flows

                                                     (Unaudited)


                                                                      SIX MONTHS ENDED APRIL 30,
                                                                     2014                  2013
                                                             ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $          144,904   $             76,302
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                    1,388,183              1,311,639
     Provision for deferred taxes                                       115,131                 15,000
     Provision for (recovery of) doubtful accounts                       29,165                (23,850)
     Stock-based compensation                                           154,251                140,321
     Changes in operating assets and liabilities:
       Accounts receivable                                              613,782                614,113
       Prepaid expenses and other current assets                        (46,342)               (90,046)
       Other assets                                                      (4,305)                16,891
       Accounts payable                                                (236,762)              (312,769)
       Accrued expenses and other current liabilities                    26,957               (129,860)
       Deferred revenue                                                 458,717                711,327
                                                             ------------------   --------------------
Total adjustments                                                     2,498,777              2,252,766
                                                             ------------------   --------------------
Net cash provided by operating activities                             2,643,681              2,329,068

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                                 (422,392)              (200,928)
Software development costs, net                                        (791,093)              (829,702)
Property and equipment, net                                            (212,233)              (324,502)
                                                             ------------------   --------------------
Net cash used in investing activities                                (1,425,718)            (1,355,132)
                                                             ------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Surrender of shares to pay withholding taxes                           (180,026)              (180,904)
Proceeds from the exercise of stock options                              31,500                  5,343
Repayments of note payable - related party                             (500,000)                  --
                                                             ------------------   --------------------
Net cash used in financing activities                                  (648,526)              (175,561)
                                                             ==================   ====================

Increase in cash                                                        569,437                798,375
Cash - beginning of period                                              454,650                261,053
                                                             ------------------   --------------------
Cash - end of period                                         $        1,024,087   $          1,059,428
                                                             ==================   ====================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                   $          122,049   $            143,741
  Income taxes                                               $            4,963   $             65,762


See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2014

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

PASSUR(R) owns and operates what the Company believes is the largest private passive commercial air traffic surveillance and passive radar network in the world, with one hundred and seventy-five passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network provides a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while also including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from its significant shareholder and Chairman, G.S. Beckwith Gilbert, dated June 10, 2014, that if the Company, at any time, is unable to meet its obligations through June 10, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2013, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 2014, and its consolidated results of operations and cash flows for the six months ended April 30, 2014 and 2013.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2014.

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

The provision for doubtful accounts was $58,000 and $29,000 as of April 30, 2014 and October 31, 2013, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the shorter of the estimated useful life of the software or revenues, typically five years. The Company had $1,581,000 of software development projects in development as of April 30, 2014. There are several new software developments projects scheduled to begin in fiscal year 2014.

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

DEFERRED TAX ASSET

The Company had available a federal net operating loss carry-forward of $9,919,000 for income tax purposes as of April 30, 2014, which will expire in various tax years from fiscal year 2020 through fiscal year 2033. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As of April 30, 2014, the Company's deferred tax asset was $2,933,000, and it was determined it is more likely than not that the net operating loss carry-forward would be used.

DEFERRED REVENUE

Deferred revenue includes amounts attributable to advances received on customer agreements, which may be billed either annually or quarterly. Revenues from such customer agreements are recognized as income ratably as services are provided.

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


                                                    FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                             APRIL 30,                      APRIL 30,
                                                        2014            2013           2014           2013
                                                  ------------------ ------------- ------------- -------------
Basic weighted average shares outstanding               7,428,137      7,215,632      7,385,626      7,204,200
Effect of dilutive stock options                          281,320        628,646        273,802        638,011
                                                  ---------------  ------------- --------------- -------------
Diluted weighted average shares outstanding             7,709,457      7,844,278      7,659,428      7,842,211
                                                  ===============  ============= =============== =============


Weighted average shares which are not included           572,680         588,854        580,197        579,488
  in the calculation of diluted net income per
  share because their impact is anti-dilutive

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $83,000 and $66,000 and $154,000 and $140,000 for the three and six months ended April 30, 2014 and 2013, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company had a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $3,865,000 (the "Gilbert Note") as of April 30, 2014. The Gilbert Note bears a maturity date of November 1, 2014, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Gilbert Note through April 30, 2014. During the first half of fiscal year 2014, the Company made $500,000 in principal payments, bringing the principal amount of the note payable of $4,365,000 as of October 31, 2013 to $3,865,000 as of April 30, 2014.

On June 11, 2014, the Company entered into a Debt Extension Agreement with G.S. Beckwith Gilbert, effective June 11, 2014, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Gilbert Note. The maturity date of the Gilbert Note was due on November 1, 2014, and the total amount of principle and interest due and owing as of June 11, 2014 was $3,891,934. Pursuant to the Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,864,880 (the "New Gilbert Note") in exchange for the Gilbert Note and the Company agreed to pay the accrued interest under the Gilbert Note as of June 11, 2014, in an amount equal to $27,054, at the time and on the terms set forth in the Gilbert Note. Under the terms of the New Gilbert Note, the maturity date was extended to November 1, 2016 and the annual interest rate remained at 6%. Interest payments under the New Gilbert Note shall be made annually at October 31 of each year.

The Company has received a commitment from G.S. Beckwith Gilbert, dated June 10, 2014, that if the Company, at any time, is unable to meet its obligations through June 10, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

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

FORWARD LOOKING STATEMENTS
--------------------------

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

PASSUR(R) owns and operates what the Company believes is the largest private passive commercial air traffic surveillance and passive radar network in the world, with one hundred and seventy-five passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network provides a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while also including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

RESULTS OF OPERATIONS

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

Revenue increased $152,000, or 6%, and $373,000, or 7% to $2,813,000 and
$5,709,000 for the three and six months ended April 30, 2014, as compared to the same periods in fiscal year 2013. New customer subscriptions and existing customer upgrades to the Company's suite of software applications accounted for 74% and 77% of this increase, and new customer engagements for professional services accounted for 26% and 23% of this increase. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

Cost of revenues decreased $186,000, or 13%, and $227,000, or 8% for the three and six months ended April 30, 2014, as compared to the same period in fiscal year 2013, due in part to decreases in communication costs of $28,000 and $132,000, due to the adaptation of a lower cost network infrastructure, as well as a decrease in compensation and related costs of $15,000 and $114,000.

Capitalization of costs increased $127,000 and $109,000, related to the number of PASSUR(R) Systems shipped and installed in the field during the three and six months ended April 30, 2014, and capitalization of manufacturing costs increased $15,000 and $71,000, which partially offset a reduction in capital expenditures at the second data center of $83,000 and $145,000, as compared to the same periods in fiscal year 2013.

When the Company uses its employees to manufacture PASSUR(R) Systems, build capital assets, and ship and install PASSUR(R) Systems in the field, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed in the period.

In addition, the capitalization of software development costs increased $97,000 for the three months ended April 30, 2014 and decreased $39,000 for the six months ended April 30, 2014, as compared to the same periods in fiscal year 2013. When the Company uses employees for software development, there is a reduction in cost of revenues due to the fact that labor-related costs for software development are capitalized, rather than expensed in the period.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. Research and development expenses increased $7,000, or 4%, and $25,000, or 8% for the three and six months ended April 30, 2014, as compared to the same period in fiscal year 2013, primarily due to an increase in travel and entertainment expenses.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $268,000, or 28%, and $458,000, or 25% for the three and six months ended April 30, 2014, as compared to the same period in fiscal year 2013, due to an increase in compensation and related costs of $135,000 and $167,000, primarily due to an increase in salaries and headcount, plus increases in travel and entertainment expenses of $55,000 and $124,000, as well as, legal and bad debt expense.

INCOME FROM OPERATIONS

Income from operations increased $64,000, or 41%, and $117,000, or 44%, to $219,000 and $387,000, for the three and six months ended April 30, 2014, as compared to the same periods in fiscal year 2013, largely due to an increase in revenue of $152,000, or 6%, and $373,000, or 7%. This revenue increase was partially offset by an increase in total costs and expenses of $89,000, or 4%, and $256,000, or 5%.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $13,000, or 18%, and $22,000, or 15% for the three and six months ended April 30, 2014, as compared to the same periods in fiscal year 2013, due to a reduction in note payable of $900,000 for the twelve months ended April 30, 2014, as compared to the same period in fiscal year 2013.

NET INCOME

The Company had net income of $81,000, or $0.01 per diluted share, and $145,000, or $0.02 per diluted share for the three and six months ended April 30, 2014, as compared to net income of $64,000, or $0.01 per diluted share, and $76,000, or $0.01 per diluted share for the same periods in fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $427,000 as of April 30, 2014. The Company received $990,000 from a customer for subscription services through January 31, 2015. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,865,000 as of April 30, 2014, with a maturity of November 1, 2014 (the "Gilbert Note"). The Company's stockholders' equity was $10,714,000 as of April 30, 2014. The Company had net income of $145,000 for the six months ended April 30, 2014.

On June 11, 2014, the Company entered into a Debt Extension Agreement with G.S. Beckwith Gilbert, effective June 11, 2014, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Gilbert Note. The maturity date of the Gilbert Note was due on November 1, 2014, and the total amount of principle and interest due and owing as of June 11, 2014 was $3,891,934. Pursuant to the Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,864,880 (the "New Gilbert Note") in exchange for the Gilbert Note and the Company agreed to pay the accrued interest under the Gilbert Note as of June 11, 2014, in an amount equal to $27,054, at the time and on the terms set forth in the Gilbert Note. Under the terms of the New Gilbert Note, the maturity date was extended to November 1, 2016 and the annual interest rate remained at 6%. Interest payments under the New Gilbert Note shall be made annually at October 31 of each year.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from its significant shareholder and Chairman, G.S. Beckwith Gilbert, dated June 10, 2014, that if the Company, at any time, is unable to meet its obligations through June 10, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2014. During such period the Company does not anticipate borrowing additional funds from G.S. Beckwith Gilbert, although it has received a commitment from G.S. Beckwith Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $2,644,000 for the six months ended April 30, 2014, and consisted of $145,000 of net income, depreciation and amortization of $1,388,000, and stock-based compensation expense of $154,000, with the balance consisting of an increase in operating assets and a decrease in liabilities. Net cash used in investing activities was $1,426,000 for the six months ended April 30, 2014, which was expended for capitalized software development costs, additions to the PASSUR(R) Network, and a redundant server center at an off-site location. Net cash used for financing was $649,000, for the six months ended April 30, 2014, which primarily consisted of a $500,000 repayment of the note payable - related party plus $180,000 for employee's cashless exercise of stock options, which was partially offset by proceeds from the exercise of stock options for $31,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2014.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On June 10, 2014, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through June 10, 2015. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

On June 11, 2014, the Company entered into a Debt Extension Agreement with G.S. Beckwith Gilbert, effective June 11, 2014, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Gilbert Note. The maturity date of the Gilbert Note was due on November 1, 2014, and the total amount of principle and interest due and owing as of June 11, 2014 was $3,891,934. Pursuant to the Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,864,880 (the "New Gilbert Note") in exchange for the Gilbert Note and the Company agreed to pay the accrued interest under the Gilbert Note as of June 11, 2014, in an amount equal to $27,054, at the time and on the terms set forth in the Gilbert Note for the payment of interest. Under the terms of the New Gilbert Note, the maturity date was extended to November 1, 2016 and the annual interest rate remained at 6%. Interest payments under the New Gilbert Note shall be made annually at October 31 of each year. The foregoing descriptions of the Debt Extension Agreement and the New Gilbert Note do not purport to be complete and are qualified in their entirety by reference to such documents, which are attached hereto as Exhibits
10.2 and 10.3 respectively, and incorporated herein by this reference.

ITEM 6. EXHIBITS.

10.1    *Commitment of G.S. Beckwith Gilbert, dated June 10, 2014.

10.2 *Debt Extension Agreement, dated as of June 11, 2014, by and between PASSUR Aerospace, Inc. and G. S. Beckwith Gilbert.

10.3 *Secured Promissory Note, dated as of June 11, 2014, from PASSUR Aerospace, Inc., as Borrower, to G. S. Beckwith Gilbert, as Lender.

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

PASSUR AEROSPACE, INC.

DATED: JUNE 12, 2014                         By:   /s/ James T. Barry
                                                   ------------------
                                                   James T. Barry
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)

DATED:  JUNE 12, 2014                       By:    /s/ Jeffrey P. Devaney
                                                   ----------------------
                                                   Jeffrey P. Devaney
                                                   Chief Financial Officer,
                                                   Treasurer, and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)