Form 10-Q
period 2014-07-31
PASSUR Aerospace, Inc.
filed 2014-09-12
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                11-2208938
---------------------------------               --------------------
  (State or Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)                Identification No.)

One Landmark Square, Suite 1900, Stamford, Connecticut              06901
------------------------------------------------------            ----------
       (Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code:  (203) 622-4086
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [ ] NO [X]

================================================================================
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
There were 7,529,026 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of September 5, 2014.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary

                                                                           PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of July 31, 2014
        (unaudited) and October 31, 2013.                                      3

        Consolidated Statements of Income (unaudited)
        Nine months ended July 31, 2014 and 2013.                              4

        Consolidated Statements of Income (unaudited)
        Three months ended July 31, 2014 and 2013.                             5

        Consolidated Statements of Cash Flows (unaudited)
        Nine months ended July 31, 2014 and 2013.                              6

        Notes to Consolidated Financial Statements (unaudited)                 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                            13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.           19

Item 4. Controls and Procedures.                                              19

PART II. OTHER INFORMATION                                                    20

Item 5. Other Information.                                                    20

Item 6. Exhibits.                                                             21

Signatures.                                                                   22

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                                  JULY 31,      October 31,
                                                                    2014            2013
                                                               -------------   --------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                        $     569,936   $      454,650
   Accounts receivable, net                                        1,018,128        1,637,844
   Deferred tax asset, current                                       773,419          926,771
   Prepaid expenses and other current assets                         307,013          174,960
                                                               -------------   --------------
Total current assets                                               2,668,496        3,194,225

PASSUR(R) Network, net                                             5,105,552        5,337,740
Capitalized software development costs, net                        6,548,755        6,126,868
Property and equipment, net                                        1,347,787        1,346,868
Deferred tax asset, non-current                                    2,121,136        2,121,136
Other assets                                                         149,831          152,868
                                                               -------------   --------------
TOTAL ASSETS                                                   $  17,941,557   $   18,279,705
                                                               =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     461,416   $      561,559
   Accrued expenses and other current liabilities                    661,028          722,898
   Deferred revenue, current portion                               1,921,693        1,931,374
                                                               -------------   --------------
Total current liabilities                                          3,044,137        3,215,831

Deferred revenue, less current portion                               107,906          135,722
Notes payable - related party                                      3,864,880        4,364,880
                                                               -------------   --------------
                                                                   7,016,923        7,716,433
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
    par value $0.01 per share; none issued or outstanding               --               --
  Common shares - authorized 10,000,000 shares,
    par value $0.01 per share; issued 8,225,526 and 8,041,001
    at July 31, 2014 and October 31, 2013                             82,255           80,410
  Additional paid-in capital                                      15,199,365       15,113,495
  Accumulated deficit                                             (2,733,511)      (3,007,158)
                                                               -------------   --------------
                                                                  12,548,109       12,186,747
  Treasury stock, at cost, 696,500 shares at
    July 31, 2014 and October 31, 2013                            (1,623,475)      (1,623,475)
                                                               -------------   --------------
Total stockholders' equity                                        10,924,634       10,563,272
                                                               -------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  17,941,557   $   18,279,705
                                                               =============   ==============

See accompanying notes to consolidated financial statements.

                                                                    Page 3 of 22



                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                   NINE MONTHS ENDED JULY 31,
                                                                     2014              2013
                                                                --------------  ---------------

REVENUES                                                        $    8,574,311  $     8,078,439

COST AND EXPENSES:
  Cost of revenues                                                   3,989,402        4,341,246
  Research and development                                             506,604          475,316
  Selling, general, and administrative expenses                      3,468,094        2,782,620
                                                                --------------  ---------------
                                                                     7,964,100        7,599,182
                                                                --------------  ---------------

INCOME FROM OPERATIONS                                                 610,211          479,257

Interest expense - related party                                       180,063          216,802
                                                                --------------  ---------------
Income before income taxes                                             430,148          262,455

Provision for income taxes                                             156,502           80,799
                                                                --------------  ---------------
NET INCOME                                                      $      273,646  $       181,656
                                                                ==============  ===============

Net income per common share - basic                             $          .04  $           .03
                                                                ==============  ===============
Net income per common share - diluted                           $          .04  $           .02
                                                                ==============  ===============

Weighted average number of common shares outstanding - basic         7,433,951        7,236,371
                                                                ==============  ===============
Weighted average number of common shares outstanding - diluted       7,713,440        7,776,540
                                                                ==============  ===============


See accompanying notes to consolidated financial statements.
                                                                    Page 4 of 22



                                 PASSUR Aerospace, Inc. and Subsidiary

                                     Consolidated Statements of Income

                                                (Unaudited)

                                                                   THREE MONTHS ENDED JULY 31,
                                                                      2014            2013
                                                                ---------------  ---------------

REVENUES                                                        $     2,865,319  $     2,742,681

COST AND EXPENSES:
  Cost of revenues                                                    1,300,968        1,426,091
  Research and development expenses                                     171,325          164,781
  Selling, general, and administrative expenses                       1,168,614          942,170
                                                                ---------------  ---------------
                                                                      2,640,907        2,533,042
                                                                ---------------  ---------------

INCOME FROM OPERATIONS                                                  224,412          209,639

Interest expense - related party                                         59,262           73,062
                                                                ---------------  ---------------
Income before income taxes                                              165,150          136,577

Provision for income taxes                                               36,408           31,223
                                                                ---------------  ---------------
NET INCOME                                                      $       128,742  $       105,354
                                                                ===============  ===============

Net income per common share - basic                             $           .02  $           .01
                                                                ===============  ===============
Net income per common share - diluted                           $           .02  $           .01
                                                                ===============  ===============

Weighted average number of common shares outstanding - basic          7,529,026        7,299,666
                                                                ===============  ===============
Weighted average number of common shares outstanding - diluted        7,812,157        7,814,895
                                                                ===============  ===============

See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                          NINE MONTHS ENDED JULY 31,
                                                            2014              2013
                                                       --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $      273,646   $        181,656
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                          2,088,122          1,958,227
     Provision for deferred taxes                             153,352             42,500
     Provision for (recovery of) doubtful accounts             97,295            (17,340)
     Stock-based compensation                                 236,242            202,295
     Changes in operating assets and liabilities:
       Accounts receivable. net                               522,421            438,470
       Prepaid expenses and other current assets             (132,053)           (47,329)
       Other assets                                             3,037             27,952
       Accounts payable                                      (100,143)          (167,283)
       Accrued expenses and other current liabilities         (61,870)             9,395
       Deferred revenue                                       (37,497)           412,559
                                                       --------------   ----------------
Total adjustments                                           2,768,906          2,859,446
                                                       --------------   ----------------
Net cash provided by operating activities                   3,042,552          3,041,102

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                       (654,319)          (331,618)
Software development costs, net                            (1,349,081)        (1,266,399)
Property and equipment, net                                  (275,340)          (446,419)
                                                       --------------   ----------------
Net cash used in investing activities                      (2,278,740)        (2,044,436)
                                                       --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Surrender of shares to pay withholding taxes                 (180,026)          (286,261)
Proceeds from the exercise of stock options                    31,500              5,343
Repayments of note payable - related party                   (500,000)              --
                                                       --------------   ----------------
Net cash used in financing activities                        (648,526)          (280,918)
                                                       ==============   ================

Increase in cash                                              115,286            715,748
Cash - beginning of period                                    454,650            261,053
                                                       --------------   ----------------
Cash - end of period                                   $      569,936   $        976,801
                                                       ==============   ================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                             $      180,063   $        216,802
  Income taxes                                         $        3,150   $         41,465

See accompanying notes to consolidated financial statements.

                                                                    Page 6 of 22

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 July 31, 2014

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

PASSUR(R) owns and operates what the Company believes is the largest private passive commercial air traffic surveillance and passive radar network in the world, with one hundred and eighty-five passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network provides a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while also including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from its significant shareholder and Chairman, G.S. Beckwith Gilbert, dated September 9, 2014, that if the Company, at any time, is unable to meet its obligations through September 9, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2013, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at July 31, 2014, and its consolidated results of operations and cash flows for the nine months ended July 31, 2014 and 2013.

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

The provision for doubtful accounts was $65,000 and $29,000 as of July 31, 2014 and October 31, 2013, respectively. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the shorter of the estimated useful life of the software or revenues, typically five years. The Company had $1,244,000 of software development projects in development as of July 31, 2014. There are several new software developments projects scheduled to begin in fiscal year 2014.

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

DEFERRED TAX ASSET

The Company had available a federal net operating loss carry-forward of $9,695,000 for income tax purposes as of July 31, 2014, which will expire in various tax years from fiscal year 2020 through fiscal year 2033. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As of July 31, 2014, the Company's deferred tax asset was $2,895,000, and it was determined it is more likely than not that the net operating loss carry-forward would be used.

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

                                                        FOR THE                  FOR THE
                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         JULY 31,                  JULY 31,
                                                    2014         2013         2014         2013
                                                -----------  -----------  -----------  -----------
Basic weighted average shares outstanding         7,529,026    7,299,666    7,433,951    7,236,371
Effect of dilutive stock options                    283,131      515,229      279,489      540,169
                                                -----------  -----------  -----------  -----------
Diluted weighted average shares outstanding       7,812,157    7,814,895    7,713,440    7,776,540
                                                ===========  ===========  ===========  ===========



Weighted average shares which are not included      575,869      631,271      579,511      606,331
  in the calculation of diluted net income per
  share because their impact is anti-dilutive

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $82,000 and $62,000 and $236,000 and $202,000 for the three and nine months ended July 31, 2014 and 2013, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company had a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $3,865,000 (the "Gilbert Note") as of July 31, 2014. The Gilbert Note bears a maturity date of November 1, 2016, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Gilbert Note through July 31, 2014. During the first nine months of fiscal year 2014, the Company made $500,000 in principal payments, bringing the principal amount of the note payable of $4,365,000 as of October 31, 2013 to $3,865,000 as of July 31, 2014.

On June 11, 2014, the Company entered into a Debt Extension Agreement with G.S. Beckwith Gilbert, effective June 11, 2014, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Gilbert Note. The maturity date of the Gilbert Note was due on November 1, 2014, and the total amount of principal and interest due and owing as of June 11, 2014 was $3,891,934. Pursuant to the Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,864,880 (the "New Gilbert Note") in exchange for the Gilbert Note and the Company agreed to pay the accrued interest under the Gilbert Note as of June 11, 2014, in an amount equal to $27,054, at the time and on the terms set forth in the Gilbert Note. Under the terms of the New Gilbert Note, the maturity date was extended to November 1, 2016 and the annual interest rate remained at 6%. Interest payments under the New Gilbert Note shall be made annually at October 31 of each year.

The Company has received a commitment from G.S. Beckwith Gilbert, dated September 9, 2014, that if the Company, at any time, is unable to meet its obligations through September 9, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

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

PASSUR(R) owns and operates what the Company believes is the largest private passive commercial air traffic surveillance and passive radar network in the world, with one hundred and eighty-five passive radar locations, powering a unique, proprietary database that is accessible in real time, on demand, for critical and timely decision-making with nationwide coverage to support network-wide systemic deployments. The Company's database contains over 10 years of archived data derived from the network. The Company's network provides a unique flight tracking data source available to the private sector, which is based on independent, non-U.S. government data, while also including all publicly available government feeds as well. The Company's unique data supplements the government feeds and offers faster updates, with flight tracks updated every 1 to 4.6 seconds, enabling better flight tracking and more cost effective decision-making during irregular operations.

RESULTS OF OPERATIONS

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

Revenue increased $123,000, or 4%, and $496,000, or 6%, to $2,865,000 and
$8,574,000 for the three and nine months ended July 31, 2014, as compared to the same periods in fiscal year 2013. New customer subscriptions and existing customer upgrades to the Company's suite of software applications increased vs the prior period by $183,000, or 7%, and $472,000, or 6%, respectively, for the three and nine months ended July 31, 2014. Professional service revenue for the three months ended July 31, 2014, dropped by $60,000, offsetting part of the subscription revenue increase. Professional service revenue for the nine months ended July 31, 2014, increased $24,000 as compared to the same period in the prior year. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

When the Company uses its employees to manufacture PASSUR(R) Systems, build capital assets, and ship and install PASSUR(R) Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed in the period.

Cost of revenues decreased $125,000, or 9%, and $352,000, or 8% for the three and nine months ended July 31, 2014, as compared to the same period in fiscal year 2013.

In the current three month period compared to the same period in the prior year, the reduction in cost of revenues primarily resulted from higher capitalized costs due to (1) an increase in the number of PASSUR(R) Systems manufactured, shipped, and installed in the field of $99,000 and (2) higher capitalized software development costs of $121,000, and was partially offset by lower capitalized data center costs of $84,000 and higher depreciation and amortization of $55,000. Lower communication costs of $13,000 and lower compensation and related costs of $34,000 also contributed to the reduction of costs.

In the current nine month period compared to the same period in the prior year, the reduction in cost of revenues primarily resulted from higher capitalized costs due to (1) an increase in the number of PASSUR(R) Systems manufactured, shipped, and installed in the field of $278,000 and (2) higher capitalized software development costs of $83,000, and was partially offset by lower capitalized data center costs of $229,000 and higher depreciation and amortization of $134,000. Lower communication costs resulting from the transition to a new network infrastructure of $144,000 and lower compensation and related costs of $150,000 also contributed to the reduction in costs.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. Research and development expenses increased $7,000, or 4%, and $31,000, or 7% for the three and nine months ended July 31, 2014, as compared to the same period in fiscal year 2013, primarily due to an increase in salaries plus travel and entertainment expenses.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $226,000, or 24%, and $685,000, or 25%, for the three and nine months ended July 31, 2014, as compared to the same periods in fiscal year 2013. The increase in the current three month period compared to the same period in the prior year was largely due to an increase in compensation and related costs of $161,000, higher marketing expense of $120,000, largely as a result of a major customer user conference, as well as higher travel and entertainment expense of $26,000, partially offset by lower legal and accounting expense of $34,000. The increase in the current nine month period compared to the same period in the prior year was due primarily to higher compensation and related costs of $341,000, higher travel and entertainment expense of $149,000, higher marketing expense of $145,000. Several new employees were hired during the period.

INCOME FROM OPERATIONS

Income from operations increased $15,000, or 7%, and $131,000, or 27% for the three and nine months ended July 31, 2014, to $224,000 and $610,000, for the three and nine months ended July 31, 2014, as compared to the same periods in fiscal year 2013. This increase was due to higher revenue of $123,000, or 4%, and $496,000, or 6%, respectively, offset by higher costs and expenses of $108,000, or 4%, and $365,000, or 5%, in the two periods.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $14,000, or 19%, and $37,000, or 17%, for the three and nine months ended July 31, 2014, as compared to the same periods in fiscal year 2013, due to a reduction in note payable - related party of $900,000, compared to July 31, 2013.

NET INCOME

The Company had net income of $129,000, or $0.02 per diluted share, and $274,000, or $0.04 per diluted share for the three and nine months ended July 31, 2014, as compared to net income of $105,000, or $0.01 per diluted share, and $182,000, or $0.02 per diluted share for the same periods in fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $376,000 as of July 31, 2014. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,865,000 as of July 31, 2014, with a maturity of November 1, 2016 (the "Gilbert Note"). The Company's stockholders' equity was $10,925,000 as of July 31, 2014. The Company had net income of $274,000 for the nine months ended July 31, 2014.

On June 11, 2014, the Company entered into a Debt Extension Agreement with G.S. Beckwith Gilbert, effective June 11, 2014, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Gilbert Note. The maturity date of the Gilbert Note was due on November 1, 2014, and the total amount of principal and interest due and owing as of June 11, 2014 was $3,891,934. Pursuant to the Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,864,880 (the "New Gilbert Note") in exchange for the Gilbert Note and the Company agreed to pay the accrued interest under the Gilbert Note as of June 11, 2014, in an amount equal to $27,054, at the time and on the terms set forth in the Gilbert Note. Under the terms of the New Gilbert Note, the maturity date was extended to November 1, 2016 and the annual interest rate remained at 6%. Interest payments under the New Gilbert Note shall be made annually at October 31 of each year.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. However, the Company has received a commitment from its significant shareholder and Chairman, G.S. Beckwith Gilbert, dated September 9, 2014, that if the Company, at any time, is unable to meet its obligations through September 9, 2015, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements through October 31, 2014. During such period the Company does not anticipate borrowing additional funds from G.S. Beckwith Gilbert, although it has received a commitment from G.S. Beckwith Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $3,043,000 for the nine months ended July 31, 2014, and consisted of $274,000 of net income, depreciation and amortization of $2,088,000, and stock-based compensation expense of $236,000, with the balance consisting of an increase in operating assets and a decrease in liabilities. Net cash used in investing activities was $2,279,000 for the nine months ended July 31, 2014, which was expended for capitalized software development costs, additions to the PASSUR(R) Network, and a redundant server center at an off-site location. Net cash used for financing was $649,000, for the nine months ended July 31, 2014, which primarily consisted of a $500,000 repayment of the note payable - related party plus $180,000 for employee's cashless exercise of stock options, which was partially offset by proceeds from the exercise of stock options for $31,000.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2014.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On September 9, 2014, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through September 9, 2015. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

On June 11, 2014, the Company entered into a Debt Extension Agreement with G.S. Beckwith Gilbert, effective June 11, 2014, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Gilbert Note. The maturity date of the Gilbert Note was due on November 1, 2014, and the total amount of and interest due and owing as of June 11, 2014 was $3,891,934. Pursuant to the Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,864,880 (the "New Gilbert Note") in exchange for the Gilbert Note and the Company agreed to pay the accrued interest under the Gilbert Note as of June 11, 2014, in an amount equal to $27,054, at the time and on the terms set forth in the Gilbert Note for the payment of interest. Under the terms of the New Gilbert Note, the maturity date was extended to November 1, 2016 and the annual interest rate remained at 6%. Interest payments under the New Gilbert Note shall be made annually at October 31 of each year. The foregoing descriptions of the Debt Extension Agreement and the New Gilbert Note do not purport to be complete and are qualified in their entirety by reference to such documents.

ITEM 6. EXHIBITS.

10.1      *Commitment of G.S. Beckwith Gilbert, dated September 9, 2014.

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


PASSUR AEROSPACE, INC.

DATED: SEPTEMBER 12, 2014         By: /s/ James T. Barry
                                      ------------------
                                      James T. Barry
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

DATED: SEPTEMBER 12, 2014         By: /s/ Jeffrey P. Devaney
                                      ----------------------
                                      Jeffrey P. Devaney
                                      Chief Financial Officer, Treasurer,
                                      and Secretary
                                      (Principal Financial and Accounting
                                      Officer)