Form 10-K
period 2014-10-31
PASSUR Aerospace, Inc.
filed 2015-01-28
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

   The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2014 was $5,244,000
             The number of shares of common stock, $0.01 par value,
                outstanding as of January 12, 2015 was 7,672,026

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2014, are incorporated by reference into Part III of this Form 10-K.

                                                                         1 of 57

Forward Looking Statements

The consolidated financial information provided in this Annual Report on Form 10-K (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the uncertainties related to the ability of the Company to sell PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the continued war on terrorism, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Readers are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K.

                                     PART I

ITEM 1.  BUSINESS

PASSUR Aerospace, Inc. ("PASSUR(R)" or the "Company") is a business intelligence, predictive analytics, and big data company. Our mission is to connect the world's aviation professionals onto a single platform to improve global air traffic efficiencies.

PASSUR(R) has a broad and global customer network. PASSUR(R)'s products are used by all of the top North American airlines, over 125 airlines worldwide, over 60 airports including 73% of the top 30 airports, approximately 200 business aviation organizations, and the US government.

Our core business addresses some of aviation's most intractable and costly operational and financial challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions. Several studies have put the annual direct costs to the system of such inefficiencies at over $30 billion.

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

We provide airlines and airports the ability to get the most out of today's air traffic management system. As the FAA brings new capabilities online, we, with our customers, will have the ability to develop additional efficiency solutions.

Essentially all commercial companies using the airspace depend on information from the FAA for flight tracking. PASSUR(R) augments and integrates FAA information with data from PASSUR(R)'s independent network (the largest passive commercial radar network in the world), which has over 180 radar locations covering North America from coast to coast. PASSUR(R) provides faster aircraft position updates (from one to 4.6 seconds), and more complete information on aircraft. PASSUR(R)'s sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information.

                                                                         2 of 57

PASSUR(R) receives signals from aircraft that, when combined with our historical database of aircraft and airport behavior, including that recorded by our network over the last 10 years, allows us to know more about what has happened historically, and what is happening in real-time. In addition, the historical database, also accessible in real-time, allows us to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airport should perform.

PASSUR(R) offers companies products that are commercially proven, commercially accepted, and with a demonstrated Return on Investment ("ROI") for airlines and airports - providing a critical bridge between the commercial and government opportunities of the Federal Aviation Administration's ("FAA") Next Generation Air Transportation System ("NextGen"), the new National Airspace System due for implementation across the United States in stages over the next 10 years. NextGen proposes to transform the U.S. air traffic control system from an aging ground-based system to a satellite-based system.

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

o PASSUR(R) is recognized by airlines as having the best Estimated Times of Arrival (ETAs) in the industry. Over 5 different airlines have informed us that PASSUR(R)'s ETAs were better than their ETAs.

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

COLLABORATIVE CAPABILITIES AND INDUSTRIAL NETWORKS

Many PASSUR(R) solutions include a collaborative layer plus tools which allow for instant information sharing, coordination of effort, and working with a common operating picture across a wide range of users in the aviation community. These include industrial networking capabilities, which leverage new technologies for business uses in the aviation sector, such as PASSUR(R)'s Airport Information Network(TM) (a single North American wide site for real time airport conditions, diversion management, and delay mitigation, used by hundreds of aviation professionals in real time).

PROFESSIONAL SERVICES TO SUPPORT BIG DATA

Many business intelligence and big data experts believe the most effective and meaningful way to implement big data is to target the data to the appropriate problem (in this case the need to optimize the efficiency of the airspace) through the advice and recommendations of industry experts.

The Company has experienced airline, air traffic, airport intelligence, financial, operational metrics, and business aviation professionals, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

These individuals understand the external environment in which they operate (the "National Airspace System"); and are able to translate these internal requirements and external conditions into targeted information solutions. These subject matter experts are complemented by a technical team of software engineers, data analysts, radar engineers, database architects, physicists, and statisticians, who have years of expertise in managing complex surveillance networks (hardware and software), as well as interpreting and converting complex, live aviation data feeds into robust decision support software solutions.

SPECIFIC PRODUCTS AND SERVICES

The Company offers targeted solutions for specific customer requirements:

                                                                                                Key growth drivers
Category             Solutions              PASSUR(R) solution description
----------------  --------------- ----------------------------------------------- -----------------------------------------------

                                      [] Solutions    that    focus    on    the    [] Collaboration within  and  between airports
                                         "throughput" rate  of  the operation  -       is a world-wide trend
                                         the efficiency with  which planes cycle
                                         through the arrival-surface-departure-     [] Surface Management, Departure Metering, and
                   SURFACE               en-route-arrival cycle                        Airspace  Optimization  are   key   NextGen
                   MANAGEMENT,                                                         capabilities, which  the  Company  believes
                   DEPARTURE          [] Improving traffic throughput in the air       will most likely be mandated at the top  20
EFFICIENCY         METERING,             and  on  the  surface,  addressing  key       airports in the coming years
                   AIRSPACE              bottle-necks in demand / capacity
                   OPTIMIZATION                                          currently  [] Worldwide  opportunity  for  optimizing   a
                                      [] PASSUR(R) Surface (SMLAT) -  a  low cost,     fragmented capability, addressing
                                         effective  way   to  introduce  surface       required information through automation and
                                         surveillance at  an airport, either  to       standardization
                                         extend coverage to  areas that are  not
                                         currently within  an  existing  surface    [] Drive to provide smarter flight deck
                                         surveillance system's  capture,  or  to       solutions
                                         introduce  surface surveillance  to  an
                                         airport which doesn't have any


---------------- -- --------------- ----------------------------------------------- ------------------------------------------------

                                      [] Solutions   that   address   the    hub    []  An  accurate  estimated  time   of  arrival
                                         management areas  of aircraft arrivals,       ("ETA")  is essential for airline operation
                   ARRIVAL               gate management resources,  turn  times       -  and  is  also  one  of  the foundational
                   MANAGEMENT,           and connections                               elements  of Trajectory Based Operations, a
HUB                ETA                                                                 huge new market segment
OPTIMIZATION       SOLUTION, HUB      [] Closely related to efficiency solutions
                   CONTROL              (above) that  focus  on throughput, but     [] Optimizing the  hub  is  a  key revenue and
                   CENTER               with  a  specialized  emphasis  on  the       cost  focus  for  airlines  -   and   these
                   SOLUTIONS ETA        arrival component                             solutions address  many  key  hub  business
                                                                                      metrics for airlines and airports

                                                                                    []  Drive   to   provide  smarter  flight  deck
                                                                                      solutions

---------------- -- --------------- ----------------------------------------------- ------------------------------------------------

                                      [] Comprehensive   solutions,    including    [] Diversion management is one of the top
                   DIVERSION             flight  deck solutions, addressing  two       operational focus  areas for airlines and
                   MANAGEMENT,           related,  high  profile  expensive  and       airports
DIVERSION          TARMAC DELAY          disruptive problems  -  diversions  and
AND TARMAC         MANAGEMENT            extended on board tarmac delays - which    [] Tarmac delay and possible related fines
DELAY                                    now  have  the  added  complication  of       are a major focus for airlines  and
                                         being    directly    associated    with       airports
                                         potential fines  of millions of dollars
                                         per  event  along  with  very  damaging    []  Drive  to provide smarter flight deck
                                         negative publicity                             solutions

---------------- -- --------------- ----------------------------------------------- ------------------------------------------------

                                      [] Leveraging  unique   assets  (including    []  Similar  to  Smart Cities, Smart Airports,
                   REVENUE                data  from PASSUR(R)'s radar surveillance     through the use  of  big data, will  be  a
                   MANAGEMENT,            network)   to   power   other  aviation       very large opportunity
BIG DATA/          COST                   systems, and into decision support
DASHBOARD          MANAGEMENT             dashboards, which aggregate, correlate,   []  Integrating  smart   data  solutions  into
                   EXECUTIVE              and  simplify many different data  sets       bigger   Enterprise   Resource    Planning
                   DECISION               and information points and present them       solutions  will  be  essential  for  large
                   MAKING                 in a way which supports management by         airports and airlines
                                          exception and metric-driven management
                                                                                    [] Governments  want   to   know   everything
                                                                                       possible  about   the  threats  posed   by
                                                                                       General Aviation aircraft

                                                                                    [] Improving the  fuel  pricing  and reducing
                                                                                       unnecessary staffing costs for fixed-based
                                                                                       operators ("FBOs") is  critical for  their
                                                                                       margin growth

---------------- -- --------------- ----------------------------------------------- ------------------------------------------------




SURVEILLANCE       GATE TO GATE       []  Knowing everything  there  is  to  know   []  Gate to gate tracking is  the goal of  all
AND FLIGHT         FLIGHT                 about  a specific flight throughout the       aviation  organizations  and   flight  and
DATA OBJECT        TRACKING AND           entire "flight lifecycle" from                airspace visualization will  always  be  a
                   FULL FLIGHT                        departure to arrival                          requirement
                   KNOWLEDGE
                                      [] Consolidating/fusing multiple live         []  Flight  Data  Object  is  a  major NextGen
                                         data  sources seamlessly to create a           Project
                                         gate-to-gate  visualization of live
                                         flight movement and airspace/surface
                                         conditions over integrated moving maps

                                      [] Also referred to as "Flight/NAS
                                        Object"

                                      [] Also forms the basis for  many of our
                                        archived / historical data sets

                                      [] This  information  is  key for the
                                         government to track multiple flight
                                         legs

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

The Company believes its business opportunities come from the following industry conditions and demand drivers:

[] AIRLINES HAVE MONEY TODAY AND ARE WILLING TO INVEST IN TECHNOLOGY Airlines are profitable and are expected to increase spending on technology, particularly when the technology can lower costs, increase revenue and improve customer satisfaction.

[] A COMBINATION OF SAFETY-BASED AIR TRAFFIC MANAGEMENT AND EFFICIENCY-BASED AIR TRAFFIC MANAGEMENT
     Large government contracts are expected to combine both safety and efficiency capabilities. Many of the requested efficiency capabilities are derived from our airline and airport customer's needs.

[] SOME OF OUR AIRLINE CUSTOMERS HAVE ASKED US TO BE THEIR COLLABORATIVE DECISION MAKING VEHICLE
     Large airlines need collaborative decision vehicles including common operating platforms, enabling instant coordination between Sys Ops, hubs and regional operators, and between airlines and airports, to solve complex operational procedures.

[]   SHIFT FROM GOVERNMENT TO COMMERCIAL SPENDING
     Governments in the US, Canada, and Europe are turning to private industry to develop many of the higher-level capabilities that build on those basic infrastructure investments.

[]   SHIFT FROM HARDWARE TO INFORMATION
     Across almost all industries there has been a continuous movement from selling hardware to selling information, big data, and predictive analytics. Much greater value is placed on the information being generated from hardware than the value of the hardware itself.

[]   COMMON USE SYSTEMS FROM AIRLINE TO AIRPORT CENTRIC
     Airports are increasingly being tasked with providing more operational services previously provided by each airline (which led to redundant costs and inefficient business and operational practices). When airports provide collective services, redundancy and costs can be reduced.

[]   AUTOMATION VS. MANUAL PROCESSES
     Many complex and expensive operational processes at airlines and airports are still manual, opening a large opportunity for automation for cost savings and efficiencies. This is especially true of anything relating to irregular operations, airspace and surface management, and operations with a heavy requirement for collaboration among airlines and airports.

[] AIRLINES ARE CONSOLIDATING INTO MUCH LARGER NETWORKS OF GREATER COMPLEXITY There is higher demand for a common operating platform that can service their entire system.

[]   THE TRAVELING PUBLIC WILL NO LONGER ACCEPT SEVERE DISRUPTIONS
     Public policy in the form of expensive fines levied on airlines reflects this change of attitude.

[]   CARBON EMISSIONS ARE BECOMING A GREATER FOCUS
     Airlines are increasingly sensitive to the industry's carbon footprint.

[]   ADS-B DATA AVAILABILITY WILL INCREASE
     ADS-B will eventually become a ubiquitous form of aircraft surveillance. PASSUR(R)'s entire network is ADS-B ready. Many overseas markets have no legacy ground-based radar, and will be ADS-B dependent as they grow.

[]   CONSUMERS WANT BETTER INFORMATION RELATING TO AVIATION
     There is a need for more detailed, accurate and timely information to improve predictability in the travel experience, requiring data and predictive analytics, independent of any one carrier.

The Company currently owns nineteen issued patents, and has an additional thirteen patent applications which are pending with the United States Patent Office. The issued patents expire in various years through 2031.

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

DISTRIBUTION METHOD

The Company's direct sales force sells its products, as well as authorized distributors who sell PASSUR(R)'s products as part of their total solution, e.g. for environmental management.

COMPETITION

PASSUR(R) has developed a full suite of capabilities to reduce inefficiencies and improve performance across the markets it serves. There is no other company, to the best of PASSUR(R)'s knowledge, which offers these capabilities. There are, however, other forms of flight tracking, surveillance, and aviation business intelligence products. Depending on the end use of the Company's products, primary competitors include Sabre Systems, Inc., Airbus Industries, Lockheed Martin Corporation, Saab Sensis Corporation, and Excelis. The Company also sells certain data solutions through systems integrators, including Bruel & Kjaer, some of whom may also sell products that are competitive with those offered by the Company. Most of these companies have larger sales forces and greater financial resources than the Company.

SOURCE OF MATERIALS

The Company obtains its components from distributors and manufacturers throughout the United States. The Company has multiple sources from which to obtain a majority of its components.

DEPENDENCE ON CERTAIN CUSTOMERS

Two customers accounted for 24% or $2,707,000 of total revenues in fiscal year 2014 and one customer accounted for 11% or $1,269,000 of total revenues in fiscal year 2013. There were no significant accounts receivable balances for these customers as of the fiscal year ended October 31, 2014.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products. These expenses amounted to $673,000 and $635,000 in fiscal years 2014 and 2013, respectively.

ENVIRONMENTAL COSTS

The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

EMPLOYEES

The Company employed thirty-seven employees, of which thirty-two were full time, including nine officers, as of October 31, 2014. None of its employees are subject to any collective bargaining agreements.

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

Additionally, the aviation industry has been impacted by budgetary constraints, as well as airline bankruptcies and consolidations, changes in fuel costs, the terrorist events of September 11, 2001, and the continued war on terrorism. The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks, or fear of such attacks, even if not made directly, would negatively affect the airline industry (through, for example, increased security, insurance, and other costs, and lost revenue due to increased ticket refunds and decreased ticket sales), which would, in turn, negatively affect the Company.

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

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIALLY SIGNIFICANT FLUCTUATIONS.

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

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

While the Company's operations were cash flow positive for the fiscal years ended October 31, 2014 and 2013, and has a history of profitable operations for nine years, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.

In recent years, the Company has generated significant cash to meet its capital requirements, and is expected to continue to do so in the future. However, in future years, the Company may need to raise additional funds in order to support discretionary capital expenditures and execute its business plan. These funds, in some cases, may be beyond its scope and normal operating requirements. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by either: (1) terminating or eliminating certain operating activities; (2) terminating personnel; (3) eliminating marketing activities; and/or (4) eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand could become adversely affected.

THE COMPANY, MORE THAN NINE YEARS AGO, INCURRED OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS.

The Company has been profitable for the current and previous nine fiscal years. The Company had income before taxes of $863,000 and $637,000 for fiscal years ended October 31, 2014 and 2013, respectively. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, as well as to deploy PASSUR(R) Systems in inventory and control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company is profitable but may not be able to sustain or increase its profits on a quarterly or annual basis in the future.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNTS FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's top five customers accounted for 46% of its revenue in fiscal year 2014. The Company's business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced bankruptcies and consolidations recently. Bankruptcy filings or consolidations by our existing customers may adversely affect our ability to continue such services and collect payments due to the Company by such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results, and cash flow.

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

The Company currently owns nineteen issued patents, and has an additional thirteen patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2031. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut, in part of a six building, 800,000 square foot office park. Effective June 26, 2009, the Company entered into a five-year lease for 4,000 square feet of office space. This lease was modified during fiscal year 2010, extending the term of the original lease through January 31, 2018, and adding 1,300 square feet of office space, resulting in a total average annual rental rate of $230,000.

The Company's software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2015, leases 12,000 square feet at an average annual rental rate of $126,000.

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


                                                                PRICES*

   PERIOD
                                                        HIGH             LOW


   FISCAL YEAR ENDED OCTOBER 31, 2014

   FIRST QUARTER                                       $3.15            $2.50
   SECOND QUARTER                                      $3.45            $2.71
   THIRD QUARTER                                       $3.50            $2.50
   FOURTH QUARTER                                      $4.00            $2.75

   Fiscal year ended October 31, 2013

   First quarter                                       $4.45            $3.80
   Second quarter                                      $4.16            $3.10
   Third quarter                                       $3.59            $2.60
   Fourth quarter                                      $3.25            $2.50

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities and do not include retail markup, markdown, or commission; and do not necessarily represent actual transactions.

(b)  HOLDERS

The number of registered equity security holders of record as of January 12, 2015 was 211, as shown in the records of the Company's transfer agent.

(c)  DIVIDENDS

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to securities authorized for issuance under the Company's equity compensation plans as of October 31, 2014 is as follows:


                                   NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE
                                    ISSUED UPON EXERCISE OF       EXERCISE PRICE OF      NUMBER OF SECURITIES REMAINING
PLAN CATEGORY                      OUTSTANDING STOCK OPTIONS,      OUTSTANDING STOCK    AVAILABLE FOR FUTURE ISSUANCE UNDER
                                    WARRANTS, AND RIGHTS (a)      OPTIONS, WARRANTS,   EQUITY COMPENSATION PLANS (EXCLUDING
                                                                      AND RIGHTS        SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plan approved
  by security holders                        916,500                     $2.64                           910,500
Equity compensation plans not
  approved by security holders                  --                        --                                --
                                   -------------------------------------------------------------------------------------------
Total                                        916,500                     $2.64                           910,500
                                   ===========================================================================================

ITEM 6. SELECTED FINANCIAL DATA: Not Required.

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

OVERVIEW

PASSUR(R) is a business intelligence, predictive analytics, and big data Company. Our mission is to connect the world's aviation professionals onto a single platform to improve global air traffic efficiencies.

PASSUR(R) has a broad and global customer network. PASSUR(R)'s products are used by all of the top North American airlines, over 125 airlines worldwide, over 60 airports including 73% of the top 30 airports, approximately 200 business aviation organizations, and the US government.

Our core business addresses some of aviation's most intractable and costly operational and financial challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions. Several studies have put the annual direct costs to the system of such inefficiencies at over $30 billion.

PASSUR(R) continues to develop business intelligence, big data, and collaborative decision making products and more complete solutions, with measurable results, for its customers around the world.

In fiscal year 2014, total revenue increased $455,000, or 4%, to $11,490,000, from $11,035,000 in fiscal year 2013, primarily as a result of higher revenues from the Company's airline and government customers, which was partially offset by a decrease in business aviation revenue in fiscal year 2014. The profit impact of this revenue increase was offset in part by increases in operating costs and expenses of $276,000 or 3%, resulting in an overall increase in income from operations of $179,000 to a level of $1,104,000 in fiscal year 2014, from $925,000 in the prior year.

Our five major objectives are:

     1. INCREASE OUR EMPHASIS ON REVENUE GROWTH IN PASSUR(R)'S CORE COMMERCIAL MARKETS.

     o 100% of the major North American airlines, over 125 of world-wide airlines, and 73% of the top 30 US airports use at least one of PASSUR(R)'s solutions.
     o There were several major product introductions or new releases in 2014, among others: PASSUR(R) Surface Multilateration ("SMLAT"), Surface Metering and Sequencing, Airport Surface Performance tools, gate-to-gate Estimated Times of Arrival ("ETAs"), and international expansion of the PASSUR(R) Collaborative Information Exchange platform.

     2. INTRODUCE THOSE SAME PRODUCTS DEVELOPED FOR THE COMMERCIAL MARKETS TO THE GOVERNMENT MARKETS, CREATING A STANDARD PLATFORM BETWEEN THE COMMERCIAL AND GOVERNMENT CUSTOMERS, THEREBY PROVIDING IMMEDIATE RETURNS WHILE FACILITATING LARGER GOVERNMENT PROGRAMS. EXAMPLES INCLUDE:

     o Through the sponsorship of our airline customers, the FAA now uses PASSUR(R) solutions at multiple facilities throughout the US, creating a common operating platform between airlines and air traffic control. The PASSUR(R) solutions use metrics and tools that represent commercial operator's priorities and perspectives, yet allow for a data-driven, collaborative management of constraints and optimization between these two critical aviation constituencies.
     o Through an innovative program at a major northeastern US airport, PASSUR(R) has introduced a new level of coordination between airlines and the FAA to ensure the most optimal sequencing of arrivals and departures to reduce on board delays and fuel burn. PASSUR(R)'s solution was developed in collaboration with its airline customers and the FAA to ensure a successful commercial-government partnership.
     o We continue to assemble a program to assist operators and governments to affordably and continuously track their aircraft to maintain positive control at all times, and in the event of an incident or accident, to predict, track, and provide immediate diagnostics.

     3. DEVELOP STRATEGIC RELATIONSHIPS WITH MAJOR COMPANIES TO BROADEN THE REACH OF PASSUR(R) PRODUCTS IN THE WORLD-WIDE COMMERCIAL AND GOVERNMENT MARKETS. EXAMPLES INCLUDE:

     o PASSUR(R) continues to work with various companies, like Raytheon Company ("Raytheon"), to jointly provide integrated solutions to assist the airline, airport, and air traffic management community save money, enhance operational efficiency, increase safety and security, and foster a reduction in the impact on the environment, as well as enhance the passenger experience.

     o In 2014, PASSUR(R) focused its partnership efforts on adapting its existing departure metering and sequencing solutions to address the needs of the anticipated FAA Terminal Flight Data Manager program.

     4. FURTHER BUILD PASSUR(R)'S MARKET SHARE DOMESTICALLY AND INTERNATIONALLY. EXAMPLES INCLUDE:

     o In April 2013, PASSUR(R) launched a partnership with the IATA, which resulted in development of the ITOP, PASSUR(R)'s introductory collaborative system for global airlines, now used by 98 of IATA's international airline members.
     o In 2014, this capability was expanded to support IATA's operational services in Brazil - initially to support the 2014 FIA World Cup traffic, but since then has been extended.

     5. FURTHER EXPAND THE REACH OF PASSUR(R)'S INNOVATIVE COLLABORATIVE INFORMATION SHARING PLATFORM, WHICH BRINGS TOGETHER LOCAL, REGIONAL, NATIONAL, AND INTERNATIONAL AVIATION STAKEHOLDERS IN REAL TIME TO MANAGE COMPLEX, EXPENSIVE, AND DISRUPTIVE EVENTS.

     o PASSUR(R) worked to ensure that PASSUR(R)'s collaborative platform was used by key stakeholders to manage major events, including:
          o Super Bowl XLVIII, February 2, 2014 - regional coordination among all affected airports and surface departure metering on the Monday after the Super Bowl.
          o Chicago TRACON fire, May 14, 2014 - live coordination of holding and diversions between airports, airlines, IATA, ACI, and NBAA to ensure no single airport facility was overwhelmed disproportionately with diversions (as occurred at Hartford, CT on Oct. 29, 2011). There were 89 diversions from O'Hare International Airport during the height of the event. 34 different airports handled the diversions and no single airport handled more than 11% of the diversions.

          o Chicago Center Fire, September 26, 2014 - Very similar coordination and results to the Chicago TRACON fire on May 14, 2014.
          o    Los Angeles and Oakland ARTCC Outage, May 6, 2014.
               o PASSUR(R) ITOP and Airport Information Network ("AIN") used extensively during this event to manage airline/airport coordination of diversions and airport status.
o Our global collaborative decision making program, when combined with our national collaborative system (AIN), the local collaborative network ("PASSUR(R) OPSnet"), allowed us to further build market share, and scale our business, with minimal incremental costs.

We believe these programs will continue to provide value to the Company and its stockholders.

The Company's revenues are generated by selling: (1) subscription-based real-time decision and solutions information; (2) professional services; and (3) annual maintenance contracts for PASSUR(R) Radar Systems.

The Company's major product development and marketing achievements during fiscal year 2014 are summarized below. The Company:

1. Continued to expand its surface management engagements with airlines and airports. Surface management is a core enabling technology for traffic management efficiency programs provided to both commercial and government markets, including pending NextGen programs. Developments over the past year include:

     o Announced that Southwest Airlines contracted for PASSUR(R) Surface Management for 35 US airports across its network to streamline turn times, reduce fuel burn, and enhance on time performance.

     o Launched SMLAT - a new ground-based sensor system to extend PASSUR(R) coverage to runways and taxiways ("movement areas") as well as ramps, alleyways, and throats ("non-movement areas"). SMLAT is a low-cost, effective way to introduce surface surveillance at an airport, either to extend coverage to areas that are not currently within an existing surface surveillance system's capture, or to introduce surface surveillance to an airport that doesn't have any. SMLAT uses passive multilateration sensors to generate real-time data on aircraft and vehicles moving on the airport's surface. This data is integrated with other existing surface surveillance systems to expand the capabilities for surface management of our PITM suite, a web-based integrated business intelligence platform that targets key constraints throughout the lifecycle of a flight to minimize fuel costs and emissions and to improve schedule integrity and the passenger experience. SMLAT is ADS-B enabled, making it readily adaptable to the growing deployment of ADS-B equipped aircraft.

     o Significantly enhanced its surface metering and sequencing solutions, which are designed to optimize the flow of aircraft on departure and arrival by minimizing taxi queue lengths, fuel burn, on-board delays, schedule disruptions, and gate conflicts. Advances include:

          o Introduced new automated processes that allow airlines to coordinate departure and arrival sequences with FAA Air Traffic Control Towers ("ATCT"), to better integrate airline business and operational priorities with ATCT procedures. This allows airlines to prioritize high value flights with on-time arrivals and departures, and minimize fuel burn and taxi delays. This solution takes advantage of investments made in NextGen surface surveillance infrastructure.
          o Introduced new automated processes into the PASSUR(R) de-icing and runway departure metering solution, designed to make it easier for airports to model and then manage the optimal departure program, and for airlines to adjust their departure preferences on the fly with minimal manual effort. This solution is designed to keep departure taxi queues to a minimum, ensure the shortest time between gate departure and takeoff, minimize fuel burn, and reduce on-board delays. This solution takes advantage of investments made in NextGen data sharing.
          o Introduced several significant enhancements to the PASSUR(R) surface visualization and performance solution ("Web Tracker"), including tools to manage gate usage and status, track surface non-aircraft vehicles, and to better analyze the performance of the surface operation.

2. Launched a major enhancement to PASSUR(R)'s ETA predictive solution - now expanding the predictive reach of PASSUR(R)'s ETA from "wheels up departure" all the way to gate arrival. This extended predictive accuracy window greatly enhances the value of PASSUR(R)'s ETA for airlines, allowing them to optimize gate resources and turn times at highly constrained, tightly scheduled airports, and more effectively manage the risks of "crew timeouts" that are part of new, more stringent FAA rest regulations. Multiple, independent airline studies have shown the PASSUR(R) ETA to be the most accurate in the industry.

3. Expanded the integration of PASSUR(R)'s collaborative information sharing platform, further integrating our local, regional, national, and international airline, airport, and other industry stakeholder users into a single resource for collaboration, communication, and coordination of major events in real time. Major events that were managed in 2014 are described above in the major objective section in item 5.

4. Expanded the footprint of the ITOP from the US to Brazil where, in collaboration with IATA, the product was used for the FIFA Soccer World Cup. As a result of the successful deployment during the World Cup, participating airlines decided to continue the use of ITOP Brazil. ITOP is a PASSUR(R) designed and hosted web platform that provides airlines worldwide the ability to minimize same-day constraints in by providing access to critical information about airspace and airport operations, expert traffic management support, and real time alerts and updates - all on a single, live, collaborative portal.

5. Launched PITM to an additional major US airline. This includes modules for surface management and diversion management system-wide.

6. Expanded the capabilities of PASSUR(R) Integrated Traffic Management, a web hosted integrated business intelligence platform that targets key constraints through the entire life cycle of the flight, to optimize fuel costs and emissions, schedule integrity, and the passenger experience. New capabilities include:

     o Enhanced forecasted weather capabilities, which drive the program's terminal airspace throughput optimization predictions. Users can now adapt their own preferred weather models directly into the ATC Portal dashboard.
     o Enhanced airport performance predictions, refined to allow users to more easily match the weather prediction to the expected and optimal performance of the airport.
     o Expanded the number of airports configured for the System Metrics Key Performance Indicator dashboard, which provides real time trend indicators on the efficiency of key metrics in the traffic system.
     o Added diversion and cancellation information to PASSUR(R)'s flagship dashboard, PASSUR(R) Portal.
     o Added several major enhancements to PASSUR(R) surface management solutions.

7. Expanded the "data fusion" of the PASSUR(R) network, to support several unique PASSUR(R) solutions such as diversion management and landing fee management, among others. PASSUR(R) data fusion includes linking all PASSUR(R)s into a single contiguous surveillance network, to ensure seamless, high-resolution flight and airspace coverage throughout the entire flight trajectory wherever a PASSUR(R) is located and integrating and displaying multiple additional data sources. Including the addition this year of ADS-B and ASSC for surface management and landing fee management as well as a unique process for increasing the completeness and accuracy of landings at an airport using an aircraft's beacon code and tail number, which adds value to PASSUR(R)'s aviation fees and charges solution delivered to airlines and airports.

8. Expanded PASSUR(R)'s role as a provider of real time and historical business intelligence and customer service optimization tools to two of the world's largest chains of FBOs. PASSUR(R)'s tools are used to ensure timely servicing of aircraft and passengers, retention of customers within the entirety of the FBO network, and targeting of high value prospects for revenue growth.

9. Announced a collaboration with Raytheon to improve the predictability of air travel, increase efficiencies for airlines, and create a safer, more hassle-free travel experience for passengers. The cooperative agreement includes the integration of PASSUR(R)'s business analysis and predictive analytics decision support software with Raytheon's air traffic management systems.

10. Announced an agreement with INFORM GmbH to develop enhanced turn-management solutions for airlines and airports. The companies began to connect their software and data for a launch project with a mutual airline customer, one of the largest in the world. The combined solution will deliver greater predictability, reliability, and schedule integrity, with fewer delays and disruptions for airlines and airports.

11.  Was awarded two major airport contracts after public competitions:

     o Metropolitan Washington Airports Authority for surface management, collaborative information sharing (including local, regional, national and international connectivity), real time operational dashboards, operational performance analysis, and aviation fees and charges revenue management.
     o Minneapolis St. Paul Metropolitan Airport Commission for collaborative information sharing (including local, regional, national and international connectivity), surface management, real-time operational dashboards, and operational performance analysis.

12. Was awarded one additional patent, related to airport efficiency, bringing the total number of PASSUR(R) patents to nineteen, with thirteen filed and pending.

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the US government. The Company's strategy is to help solve problems faced by its customers and is built on the following basic objectives: (1) continue extending the reach of the PASSUR(R) Network, which provides the proprietary backbone for many of its solutions; (2) continue integrating multiple additional industry data sets into its integrated aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance technologies, in order to ensure that PASSUR(R) is the primary choice for data integration and management for large aviation organizations; (3) continue developing decision support solutions built on business intelligence, predictive analytics, and web-dashboard technology; and
(4) continue developing the Company's professional service capabilities, in order to ensure that its solutions can be fully implemented in the customer's work environment, with minimal demand on the customer's internal resources.

The Company shipped twenty-one and installed five Company-owned PASSUR(R) Systems during fiscal year 2014 (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR(R) Systems are capitalized as part of the Company-owned PASSUR(R) Network. The Company will continue to expand the PASSUR(R) Network by shipping and installing additional PASSUR(R) Systems throughout fiscal year 2015. Management anticipates that future PASSUR(R) sites will provide increased coverage for the PASSUR(R) Network by increasing the Company's ability to contract with new customers at such locations, and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR(R) Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and eighty-five Company-owned PASSUR(R) Systems located at airports worldwide at the end of fiscal year 2014. Redundant PASSUR(R) Systems have been installed at major customer locations.

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

In fiscal year 2014, total revenue increased $455,000, or 4%, to $11,490,000, from $11,035,000 in fiscal year 2013, primarily as a result of higher revenues from the Company's existing customers as well as a new government customer, which was partially offset by a decrease in business aviation revenue in fiscal year 2014.

The Company provided services to all of the top 8 North American Airlines and 73% of the top 30 North American airports, in both fiscal years 2014 and 2013.

The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also, included in cost of revenues are costs associated with upgrades to PASSUR(R) Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) System units added to the PASSUR(R) Network, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not break down its costs by product.

Cost of revenues decreased $664,000, or 12%, in fiscal year 2014, as compared to fiscal year 2013, due in part to a decrease in communication costs of $214,000 (due to the adaptation of a lower cost network infrastructure) as well as a decrease in compensation costs of $127,000, and an increase of $532,000 in capitalized manufacturing, shipping and installation costs of PASSURs and SMLATs, plus an increase of $286,000 in the capitalization of software development costs. These reductions in cost of revenues were partially offset by a $222,000 increase in depreciation and amortization costs and lower capitalized labor and overhead of $271,000 at the Company's Orlando data center.

The increase in capitalized manufacturing costs of $299,000, and the increase in capitalized costs of $233,000 for a total of $532,000, related to an increase in the number of PASSUR(R)s and SMLAT units shipped and installed in the field during the current fiscal year.

When the Company uses its employees to manufacture PASSUR(R)s and SMLAT Systems, build capital assets, and ship and install PASSUR(R)s and SMLAT systems in the field, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed.

Most of the Company's other costs of revenue are fixed, so the increase in revenue resulted in a decrease in cost of sales as a percentage of revenue from 52% to 44% in the current fiscal year.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products. Research and development expenses increased $38,000, or 6%, in fiscal year 2014, as compared to fiscal year 2013, primarily due to an increase in payroll and related costs and travel and entertainment expenses.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2014 or 2013. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $903,000, or 24%, in fiscal year 2014, as compared to fiscal year 2013, due to an increase in payroll and related costs of $477,000, as a result of an increase in headcount, as well as increases in marketing expenses of $197,000 (primarily due to a user conference-the prior conference was held in 2012 ), and higher travel and entertainment expenses of $173,000.

INCOME FROM OPERATIONS

Revenues increased $455,000, or 4%, to $11,490,000, total costs and expenses increased $276,000, or 3%, to $10,386,000, and income from operations increased $179,000, or 19%, to $1,104,000 in fiscal year 2014 as compared to fiscal year 2013.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $47,000, or 16%, in fiscal year 2014, as compared to fiscal year 2013, due to a reduction in note payable of $500,000 during fiscal year 2014 and a reduction of $400,000 in the principal amount of the loan in the fourth quarter of fiscal year 2013.

INCOME BEFORE INCOME TAXES

Income before income taxes increased $225,000, or 35%, to $863,000 in fiscal year 2014, as compared to fiscal year 2013, due to an increase in income from operations of $179,000 and a reduction in interest expense of $47,000.

INCOME TAXES

The effective tax rate for fiscal year 2014 is 59.6%, as compared to 55.8% in the previous fiscal year 2013. This increase is primarily due to an adjustment to the historical deferred tax rate. The statuary income tax expense at 34% for fiscal year 2014 is $294,000. This varies from the actual income tax expense of $515,000 primarily due to $68,000 of permanent differences of meals and entertainment and ISO stock compensation, state income of taxes of $87,000 (net of federal benefit) and a change to the historical deferred tax rate of $67,000.

The Company's provision for income taxes in each year consists of current federal, state, and local minimum taxes.

At October 31, 2014, the Company had available a federal net operating loss carry-forward of $9,149,000 for income tax purposes, which will expire in various tax years from fiscal year 2021 through fiscal year 2034. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The Company follows ASC 740, "Income Taxes", where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2014 and 2013, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

NET INCOME

The Company had net income of $348,000, or $0.04 per diluted share, in fiscal year 2014 as compared to net income of $282,000, or $0.04 per diluted share, in fiscal year 2013.

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $745,000 at October 31, 2014. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,864,880 at October 31, 2014, with a maturity of November 1, 2016. The Company's stockholders' equity was $11,073,000 at October 31, 2014. The Company had net income of $348,000 for fiscal year 2014.

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

During fiscal year 2013, the Company paid fiscal year 2013 interest to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $288,000, representing the entire fiscal year 2013 interest due, thereby meeting the payment requirements of the loan agreement. In the fourth quarter of 2013, the Company made $400,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,364,880 on October 31, 2013.

During fiscal year 2014, the Company paid fiscal year 2014 interest to G.S. Beckwith Gilbert of $241,000, representing the entire fiscal year 2014 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2014, the Company made $500,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,864,880 on October 31, 2014.

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

The Company believes that its liquidity is adequate to meet operating and investment requirements through January 28, 2016. During such period the Company does not anticipate borrowing additional funds

Net cash provided by operating activities was $4,433,000 for fiscal year 2014, and consisted of $348,000 of net income, depreciation and amortization of $2,805,000, stock-based compensation expense of $310,000, and the provision for deferred taxes of $475,000, with the balance consisting of an increase in operating assets and liabilities. Net cash used in investing activities was $3,590,000 for fiscal year 2014, expended primarily for Capitalized software development costs, additions to the PASSUR(R) Network, and a second data center at an off-site location. Net cash used in financing activities was $648,000 for fiscal year 2014, and primarily consisted of a $500,000 repayment on the note payable - related party plus $181,000, for employee's cashless exercise of stock options.

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

The individual offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual element sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement. As such, the units of accounting are based on each individual element sold, and revenue is allocated to each element based on selling price. Selling price is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Our best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices with different classes of customers, geographies and other factors contemplated in negotiating the arrangement with the customer.

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

The Company's long-lived assets, which include the PASSUR(R) Network and Property, plant and equipment, totaled $6,752,000, and accounted for 37% of the Company's total assets as of October 31, 2014.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2014, based upon management's evaluation of the above asset groups, no impairment of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The net PASSUR(R) Network, net Capitalized software development costs, and net Property, plant and equipment totaled $5,429,000, $6,845,000, and $1,323,000, respectively, at October 31, 2014. In management's judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR(R) Network                                        7 years
Capitalized software development costs                   5 years
Property and equipment                                   3 to 10 years

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

Total depreciation and amortization expense was $2,805,000 in fiscal year 2014, and consisted of $1,172,000, $1,261,000, and $372,000 for the PASSUR(R) Network, Capitalized software development costs, and Property, plant and equipment, respectively.

STOCK-BASED COMPENSATION

The Company follows the provisions of FASB ASC 718, "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $310,000 and $275,000 in fiscal years 2014 and 2013, respectively, and was primarily included in selling, general, and administrative expenses.

The Company's stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2014 and 2013; risk-free interest rate of 1.62% to 3.54%, volatility factor of the expected market price of the Company's common stock of 117%, no dividend yield, and a weighted average expected life of the stock options of 5.5 to 6.5 years.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all-existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are currently evaluating the impact of our pending adoption of ASC 2014-09 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK: NOT
REQUIRED.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2014.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2014. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fourth fiscal quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On January 26, 2015, Mr. Whitman (81) and Mr. Morgan (72) each notified the Company of their decision to retire as members of the Board of Directors, effective January 31, 2015. Mr. Whitman also served as Chairman of the Executive Committee of the board and Mr. Morgan served as Chairman of the Compensation Committee of the board. Mr. Whitman's and Mr. Morgan's retirements were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE
REGISTRANT

(A) IDENTIFICATION OF DIRECTORS

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.

NAME                      AGE     DIRECTOR SINCE    DIRECTOR POSITION AND OFFICERS
WITH COMPANY
---------------------------------------------------------------------------------------------

G.S. Beckwith Gilbert     72           1997          Chairman of the Board and Director

John R. Keller            74           1997          Executive Vice President and Director

Bruce N. Whitman (1)      81           1997          Chairman of the Executive Committee and Director

Paul L. Graziani          57           1997          Chairman of the Audit Committee and Director

James T. Barry            53           2000          President, Chief Executive Officer, and Director

James J. Morgan (2)       72           2005          Chairman of the Compensation Committee and Director

Kurt J. Ekert             44           2009          Director

Peter L. Bloom            57           2009          Director

Richard L. Haver          68           2010          Director

Robert M. Stafford        72           2013          Director

Ronald V. Rose            63           2014          Director

Each director is elected to serve until the succeeding Annual Meeting of Stockholders and until his successor is duly elected and qualified.

(1) As discussed in Item 9B, on January 26, 2015, Mr. Whitman notified the Company of his retirement as a director of the Company, effective January 31, 2015. He also served as Chairman of the Executive Committee of the Board.

(2) As discussed in Item 9B, on January 26, 2015, Mr. Morgan notified the Company of his retirement as a director of the Company, effective January 31, 2015. He also served as Chairman of the Compensation Committee of the Board.

(b) IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's executive officers, as well as the office(s) held by each individual, and the year in which each executive officer began to serve in such capacity.

NAME                      AGE      OFFICER SINCE         OFFICER POSITION AND OFFICERS
                                                                  WITH COMPANY
-----------------------------------------------------------------------------------------

James T. Barry            53           1998            President, Chief Executive Officer,
                                                       and Director

Jeffrey P. Devaney        55           2004            Chief Financial Officer, Treasurer,
                                                       and Secretary

John R. Keller            74           1967            Executive Vice President and Director

Dr. James A. Cole         74           1988            Senior Vice President of Research and
                                                       Development

Matthew H. Marcella       57           2003            Vice President of Software Development

Ron A. Dunsky             52           2003            Senior Vice President of  Marketing and
                                                       Business Development

Thomas S. White           59           2011            Executive Vice President of Operations

William S. Leber, Jr.     55           2012            Senior Vice President, Strategic Alliances
                                                       and GovernmentAffairs

Keith D. Wichman          50           2012            Vice President and General Manager, Global
                                                       Airline Solutions


Each officer is elected to serve at the discretion of the Board of Directors.

(c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

None.

(d) FAMILY RELATIONSHIP

None.

(e) BUSINESS EXPERIENCE

The following sets forth the business experience of the Company's directors and executive officers:

G.S. Beckwith Gilbert     Mr. Gilbert has continued to serve as the Company's
                          Chairman of the Board since his election in 1997. Mr.
                          Gilbert was appointed Chief Executive Officer in
                          October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr.
                          Gilbert is President and Chief Executive Officer of
                          Field Point Capital Management Company, a merchant-banking firm, a position he has held since
                          1988. Mr. Gilbert is also Chairman Emeritus and a member of the Board of Fellows of Harvard Medical
                          School, a Director of the Yale Cancer Center, and a member of the Council on Foreign Relations. Mr.
                          Gilbert's current service as Chairman of the Board of the Company and prior service as Chief Executive
                          Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

Bruce N. Whitman          Mr. Whitman has been a Director of the Company since
                          1997 and is the Chairman of the Executive Committee.
                          Mr. Whitman joined FlightSafety International in 1961 as Assistant to the President after two years as Senior Executive Assistant with the National Business
                          Aircraft Association. Later that year, he was elected
                          Vice President and a Director. In 1962, he was named
                          Executive Vice President. He was promoted to his present position of Chairman, CEO & President,
                          FlightSafety International in 2003. He served on the Associate Membership Advisory Council of the National
                          Business Aircraft Association and Board of Governors and Executive Committees of the FlightSafety
                          Foundation and the Civil Air Patrol. He is also a former Director and Chairman of the Audit Committee of Petroleum Helicopters and chaired the Nominating, Compensation and Governance Committees of the Aviall
                          Board of Directors. He was also a member of the Board of Directors of FlightSafety Boeing Training
                          International; a Director of the General Aviation
                          Manufacturers Association; and an Executive Committee member of NATA's Air Charter Safety Foundation. He is past president and a Director of The Wings Club. Bruce is currently Co-Chairman of the Board of the Congressional Medal of Honor Foundation; Chairman of the Audit Committee and member of the Executive
                          Committee of ORBIS International; and a Director
                          Emeritus of the Smithsonian National Air and Space
                          Museum and the Civil Air Patrol. He is on the Board of the Air Force Academy Falcon Foundation and past Vice
                          Chairman; a Trustee and member of the Executive
                          Committee of the National World War II Museum and
                          Trustee of Kent School; member of the Boards of the Aerospace Industries Association, Business Executives for National Security, Corporate Angel Network and
                          Vice Chairman of the USO of Metropolitan New York. Mr.
                          Whitman's knowledge of the Company through his service as a Director and Chairman of the Executive Committee, as well as his extensive participation as a member of business and charitable organization boards, enable him to bring valuable insights and knowledge to the Board.

Paul L. Graziani          Mr. Graziani has been a Director of the Company since
                          1997 and is the Chairman of the Audit Committee. He currently serves as Chief Executive Officer of Analytical Graphics, Inc. ("AGI"), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities, a position he has held since January
                          1989. Until March 2009, he also served as AGI's
                          President. In recent times, Mr. Graziani has been recognized as "CEO of the Year" by the Philadelphia region's Eastern Technology Council and the Chester
                          County Chamber of Business and Industry; "Entrepreneur of the Year" regional winner by Ernst & Young; and "Businessman of the Year" by the local Great Valley
                          Regional Chamber of Commerce. He sits on the Boards of Directors of the United States Geospatial Intelligence
                          Foundation ("USGIF") and Federation of Galaxy
                          Explorers ("FOGE"), and is a member of the board of governors of the Civil Air Patrol ("CAP"). He is an associate fellow of the American Institute of Aeronautics and Astronautics ("AIAA") and has formerly served on the advisory board for Penn State Great
                          Valley. After fulfilling his board tenure, he was recently elected to the honorary position of Life
                          Director of The Space Foundation. In 2009 AGI was named a "Top Small Workplace" by the Wall Street
                          Journal and the non-profit organization Winning
                          Workplaces. Mr. Graziani's knowledge of the Company through his service as a Director of the Company, as well as his experience as CEO of a software company, allow him to bring valuable insight and knowledge to the Board.

James J. Morgan           Mr. Morgan has been a Director of the Company since
                          September 12, 2005 and is the Chairman of the Compensation Committee. Mr. Morgan is also a partner in the New York City based private equity firm
                          Jacobson Partners, a position he has held since
                          September 2001 and is a Director of Swan Products LLC.
                          Mr. Morgan retired in 1997 as President and Chief
                          Executive Officer of Philip Morris U.S.A. Mr. Morgan's knowledge of the Company through his service as a Director of the Company, as well as his prior experience as a CEO, allows him to bring valuable insight and knowledge to the Board.

Kurt J. Ekert             Mr. Ekert has been a Director of the Company since
                          September 10, 2009. Mr. Ekert is currently Executive
                          Vice President & Chief Commercial Officer, Travelport
                          Worldwide Ltd, and has held this position since 2010, which includes global responsibility for sales, customer engagement, product, marketing, pricing, supplier services/content, and operations. From 2006 to 2010, Mr. Ekert was Chief Operating Officer, GTA by
                          Travelport, a global, multi-channel travel intermediary focused on hotels and travel services.
                          Prior to joining GTA, he was Senior Vice President,
                          Travelport Supplier Services, where he oversaw supplier sales, strategy, and content for the Travelport Americas business and consumer groups including Galileo and Orbitz Worldwide. At Travelport, he also has held the positions of Group Vice
                          President, Strategy and Business Development, and
                          Chief Operating Officer, Travelport/Orbitz for
                          Business. Prior to joining Travelport, Mr. Ekert's experience in the travel industry included a number of senior finance roles at Continental Airlines. Before
                          Continental, he spent four years as an active duty
                          U.S. Army officer. Mr. Ekert received a B.S. from the Wharton School of the University of Pennsylvania and a MBA from the University of South Carolina. Mr. Ekert's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the travel industry, allow him to bring valuable insight and knowledge to the Board.

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

Richard L. Haver          Mr. Haver has been a Director of the Company since
                          October 8, 2010. Mr. Haver retired from Northrop
                          Grumman Corporation in December 2010 following 10 years of service with Northrop and the TRW component acquired by Northrop in 2002. His position at Northrop
                          Grumman was Vice President for Intelligence Programs.
                          He earned a B.A. degree in History from Johns Hopkins
                          University in 1967. He served on active duty in the U.S. Navy from 1967 to 1973. In 1973, Mr. Haver became a civilian intelligence analyst in the Anti-Submarine
                          Warfare Systems branch at the Naval Intelligence
                          Support Center. In 1976, he was selected as a department head at the Navy Field Operational
                          Intelligence Office ("NFOIO"), and the next year became the Technical Director of the Naval Ocean
                          Surveillance Information Center. He subsequently held the senior civilian position at NFOIO, serving as Technical Director until assuming the position of Special Assistant to the Director of Naval
                          Intelligence in 1981. He was selected as Deputy
                          Director of Naval Intelligence in June 1985, a position he held until 1989. Mr. Haver was selected by Secretary of Defense Dick Cheney in July 1989 to the position of Assistant to the Secretary of Defense for Intelligence Policy. From 1992 to 1995, he served as the Executive Director for Intelligence Community
                          Affairs. In 1998, he assumed the duties of Chief of Staff of the National Intelligence Council and Deputy to the Assistant Director of Central Intelligence for Analysis and Production. In 1999, Mr. Haver joined TRW as Vice President and Director, Intelligence Programs.
                          He led business development and marketing activities in the intelligence market area for their Systems &

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

Ronald V. Rose            Mr. Rose has been a Director of the Company since
                          December 17, 2014. Mr. Rose now serves as the Vice
                          Chairman, and was formerly CEO, of Decisyon, Inc., a company which accelerates business process improvement through collaborative business intelligence technologies. Prior to Decisyon, Mr. Rose served as Senior Vice President of Dell.com at Dell Inc., where he ran a multi-billion dollar B2B business unit. Prior to Dell, Mr. Rose served as Chief Information Officer of Priceline.com for eleven years during which time the company successfully made the transition from a pre-IPO startup to a multi-billion dollar global travel company. Mr. Rose began his career at Delta Air
                          Lines focusing on transaction systems. Mr. Rose holds a Bachelor of Science degree from Tulane University and the University of Aberdeen Scotland. Mr. Rose received a Masters of Science in Information
                          Technology from the Georgia Institute of Technology.
                          Mr. Rose is a private pilot. Mr. Rose's experience as CEO of a software company in the data analytics and collaborative decision making technology sector allow him to bring valuable insight and knowledge to the Board.

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

Ron A. Dunsky             Mr. Dunsky was named Senior Vice President of
                          Marketing and Business Development in August 2014.
                          Previously Mr. Dunsky was Senior Vice President and
                          General Manager, Worldwide Airports and Corporate
                          Aviation for PASSUR Aerospace, in January 2012. Mr.
                          Dunsky joined PASSUR Aerospace in February 2001, as
                          Director of Marketing and New Product Development. In
                          May of 2003, he was named Vice President, Marketing and New Product Development. Prior to joining PASSUR
                          Aerospace, Mr. Dunsky was Senior Editor with the New
                          York bureau of ABCNews.com, with a focus on aviation content. Prior to ABCNews.com, he was a Senior
                          Producer at CNN (New York Bureau), with special responsibilities for shaping and managing the network's coverage of the aviation industry. Prior to CNN, Mr. Dunsky was a business reporter for the PBS nightly newscast, The McNeil-Lehrer Newshour, after having first served as the program's communications director. He began his career as creative director for one of the pioneering social marketing firms, Manifest
                          Communications of Toronto, Canada.

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

William S. Leber, Jr.     Mr. Leber joined the Company as Vice President, Air
                          Traffic Innovations, in February 2012. In February
                          2014, he was promoted to Senior Vice President, Strategic Alliances and Government Affairs. His responsibilities include strategy formulation specifically in international expansion and strategic alliances. He was formerly a Research Analyst
                          Principal and Senior Manager for Lockheed Martin in their Collaborative ATM Practice. As an airline operations expert, he has been a participant and leader in Collaborative Decision Making ("CDM") development since the early 1990's. He was a Chief
                          Flight Dispatcher and worked for Northwest Airlines and Delta Air Lines for 26 years. He is a member of the FAA's REDAC - NAS Operations Subcommittee where he was Co-Chair of the Weather - ATM Integration Work
                          Group. Mr. Leber is a former Chair of the CDM Future
                          Concepts WG and a former Co-Chair of ATA's overall CDM effort. He is also the former President and Co-founder of the Airline Dispatchers Federation, a non-union professional association.

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

(i) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2014, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(j) BOARD NOMINATIONS BY SHAREHOLDERS

There have not been any material changes to the procedures by which the Company's stockholders may recommend nominees to the Company's board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 27, 2014 by the Company with the Securities and Exchange Commission in connection with the Company's 2014 Annual Meeting of Stockholders.

(k) CODE OF ETHICS

The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2014 (the "2015 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2015 Proxy Statement.

For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TRANSACTIONS WITH RELATED PERSONS

During fiscal year 2013, the Company paid fiscal year 2013 interest to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $288,000, representing the entire fiscal year 2013 interest due, thereby meeting the payment requirements of the loan agreement. In the fourth quarter of 2013, the Company made $400,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,364,880 on October 31, 2013.

During fiscal year 2014, the Company paid fiscal year 2014 interest to G.S. Beckwith Gilbert of $241,000, representing the entire fiscal year 2014 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2014, the Company made $500,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,864,880 on October 31, 2014.

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


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2015 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:
                                                                            PAGE

     (1)  Index to Consolidated Financial Statements
          Included in Part II of This Report:

                 Report of Independent Registered Public                     F-1
                 Accounting Firm - BDO USA, LLP

                 Consolidated Balance Sheets as of                           F-2
                 October 31, 2014 and 2013

                 Consolidated Statements of                                  F-3
                 Income for the years ended
                 October 31, 2014 and 2013

                 Consolidated Statements of Stockholders'                    F-4
                 Equity for the years ended
                 October 31, 2014 and 2013

                 Consolidated Statements of                                  F-5
                 Cash Flows for the years ended
                 October 31, 2014 and 2013

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

10.19 Commitment of G.S. Beckwith Gilbert, dated January 16, 2014 is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.20 Commitment of G.S. Beckwith Gilbert, dated March 7, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 13, 2014.

10.21 Commitment of G.S. Beckwith Gilbert, dated June 11, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.22 Debt Extension Agreement, dated June 11, 2014 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.23 Secured Promissory Note, dated June 11, 2014 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.24 Commitment of G.S. Beckwith Gilbert, dated September 9, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 12, 2014.

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

101.ins**        XBRL Instance

101.xsd**        XBRL Schema

101.cal**        XBRL Calculation

101.def**        XBRL Definition

101.lab**        XBRL Label

101.pre**        XBRL Presentation
______________________
* Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated:  January 28, 2015            By:    /s/ James T. Barry
                                           ------------------
                                           James T. Barry
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated:  January 28, 2015                   /s/ James T. Barry
                                           ------------------
                                           James T. Barry
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  January 28, 2015                   /s/ Jeffrey P. Devaney
                                           ----------------------
                                           Jeffrey P. Devaney
                                           Chief Financial Officer, Treasurer,
                                           and Secretary
                                           (Principal Financial and Accounting
                                           Officer)

Dated:  January 28, 2015                   /s/ G.S. Beckwith Gilbert
                                           -------------------------
                                           G.S. Beckwith Gilbert
                                           Chairman of the Board and Director

Dated:  January 28, 2015                   /s/ John R. Keller
                                           ------------------
                                           John R. Keller
                                           Executive Vice President and Director

Dated:  January 28, 2015                   /s/ Bruce N. Whitman
                                           --------------------
                                           Bruce N. Whitman
                                           Chairman of the Executive Committee
                                           and Director

Dated:  January 28, 2015                   /s/ Paul L. Graziani
                                           --------------------
                                           Paul L. Graziani
                                           Chairman of the Audit Committee and
                                           Director

Dated:  January 28, 2015                   /s/ James J. Morgan
                                           --------------------
                                           James J. Morgan
                                           Chairman of the Compensation
                                           Committee and Director

Dated:  January 28, 2015                   /s/ Kurt J. Ekert
                                           -----------------
                                           Kurt J. Ekert
                                           Director

Dated:  January 28, 2015                   /s/ Peter L. Bloom
                                           ------------------
                                           Peter L. Bloom
                                           Director

Dated:  January 28, 2015                   /s/ Richard L. Haver
                                           --------------------
                                           Richard L. Haver
                                           Director

Dated:  January 28, 2015                   /s/ Robert M. Strafford
                                           -----------------------
                                           Robert M. Stafford
                                           Director

Dated:  January 28, 2015                   /s/ Ronald V. Rose
                                           ------------------
                                           Ronald V. Rose
                                           Director

            Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2014 and 2013 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO USA, LLP



Melville, New York
January 28, 2015


                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                           October 31, 2014 and 2013


                                                                               2014             2013
                                                                          -------------   -------------
Assets
Current assets:
   Cash                                                                   $     648,727   $     454,650
   Accounts receivable, net                                                   1,368,758       1,637,844
   Deferred tax asset, current                                                  537,283         926,771
   Prepaid expenses and other current assets                                    164,179         174,960
                                                                          -------------   -------------
Total current assets                                                          2,718,947       3,194,225

PASSUR(R) Network, net                                                        5,428,490       5,337,740
Capitalized software development costs, net                                   6,844,509       6,126,868
Property and equipment, net                                                   1,323,349       1,346,868
Deferred tax asset, non-current                                               2,035,088       2,121,136
Other assets                                                                    142,482         152,868
                                                                          -------------   -------------
Total assets                                                              $  18,492,865   $  18,279,705
                                                                          =============   =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                       $     650,653   $     561,559
   Accrued expenses and other current liabilities                               833,292         722,898
   Deferred revenue, current portion                                          1,979,873       1,931,374
                                                                          -------------   -------------
Total current liabilities                                                     3,463,818       3,215,831

Deferred revenue, less current portion                                           90,679         135,722
Notes payable - related party                                                 3,864,880       4,364,880
                                                                          -------------   -------------
                                                                              7,419,377       7,716,433
Commitment and contingencies

Stockholders' equity:
   Preferred shares - authorized 5,000,000 shares,
     par value $.01 per share; none issued or outstanding                          --              --
   Common shares - authorized 10,000,000 shares,
     par value $.01 per share; issued 8,225,526 and outstanding
     7,529,026 in fiscal year 2014; issued 8,041,001
     and outstanding 7,344,501 in fiscal year 2013                               82,255          80,410
   Additional paid-in capital                                                15,273,524      15,113,495
   Accumulated deficit                                                       (2,658,816)     (3,007,158)
                                                                          -------------   -------------
                                                                             12,696,963      12,186,747
   Treasury stock, at cost, 696,500 shares in fiscal years 2014 and 2013     (1,623,475)     (1,623,475)
                                                                          -------------   -------------
Total stockholders' equity                                                   11,073,488      10,563,272
                                                                          -------------   -------------
Total liabilities and stockholders' equity                                $  18,492,865   $  18,279,705
                                                                          =============   =============

See accompanying notes to consolidated financial statements.







                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                     Years Ended October 31, 2014 and 2013



                                                                         2014          2013
                                                                    -------------  -------------
Revenues                                                            $  11,489,667  $  11,035,058

Cost and expenses:
   Cost of revenues                                                     5,087,017      5,751,450
   Research and development                                               673,016        635,316
   Selling, general, and administrative expenses                        4,626,071      3,723,233
                                                                    -------------  -------------
                                                                       10,386,104     10,109,999
                                                                    -------------  -------------

Income from operations                                                  1,103,563        925,059

Interest expense - related party                                          240,572        287,564
                                                                    -------------  -------------
Income before income taxes                                                862,991        637,495
Income tax expense, net                                                   514,649        355,593
                                                                    -------------  -------------
Net income                                                          $     348,342  $     281,902
                                                                    =============  =============

Net income per common share - basic                                 $         .05  $         .04
                                                                    =============  =============
Net income per common share - diluted                               $         .04  $         .04
                                                                    =============  =============

Weighted average number of common shares outstanding - basic            7,457,915      7,263,626
                                                                    =============  =============
Weighted average number of common shares outstanding - diluted          7,743,893      7,765,937
                                                                    =============  =============

See accompanying notes to consolidated financial statements.







                                               PASSUR Aerospace, Inc. and Subsidiary

                                           Consolidated Statements of Stockholders' Equity

                                                  Years Ended October 31, 2014 and 2013






                                                                      Additional                                      Total
                                                          Common        paid-in      Accumulated     Treasury      stockholders'
                                             Shares        stock        capital        deficit         stock         equity
                                          -----------  -----------  -------------   ------------   ------------   -------------
Balance at November 1, 2012                 7,193,140  $    78,896  $  15,120,556   $ (3,289,060)  $ (1,623,475)  $  10,286,917

   Exercise of common stock options,          151,361        1,514       (282,431)                                     (280,917)
     net of surrender of shares to pay taxes
   Stock-based compensation expense                                       275,370                                       275,370
   Net income                                                                            281,902                        281,902
                                          -----------  -----------  -------------   ------------   ------------   -------------
 Balance at October 31, 2013                7,344,501  $    80,410  $  15,113,495   $ (3,007,158)  $ (1,623,475)  $  10,563,272

   Exercise of common stock options,
     net of surrender of shares to pay taxes  184,525        1,845       (150,372)                                     (148,527)
   Stock-based compensation expense                                       310,401                                       310,401
   Net income                                                                            348,342                        348,342
                                          -----------  -----------  -------------   ------------   ------------   -------------
Balance at October 31, 2014                 7,529,026  $    82,255  $  15,273,524   $ (2,658,816)  $ (1,623,475)  $  11,073,488
                                          ===========  ===========  =============   ============   ============   =============


See accompanying notes to consolidated financial statements.










                                 PASSUR Aerospace, Inc. and Subsidiary

                                 Consolidated Statements of Cash Flows

                                 Years Ended October 31, 2014 and 2013

                                                                2014           2013
                                                            ------------   -----------

Cash flows from operating activities
Net income                                                  $    348,342   $   281,902
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                             2,805,249     2,589,668
     Provision for deferred taxes                                475,536       353,799
     Provision (recovery) of doubtful accounts receivable          1,456       (12,969)
     Stock-based compensation expense                            310,401       275,370
     Changes in operating assets and liabilities:
       Accounts receivable                                       267,630      (149,209)
       Prepaid expenses and other current assets                  10,781       (44,132)
       Other assets                                               10,386        40,558
       Accounts payable                                           89,094      (106,679)
       Accrued expenses and other current liabilities            110,394        (4,749)
       Deferred revenue                                            3,456       399,011
                                                            ------------   -----------
Total adjustments                                              4,084,383     3,340,668
                                                            ------------   -----------
Net cash provided by operating activities                      4,432,725     3,622,570

Cash flows from investing activities
PASSUR(R) Network, net                                        (1,263,193)     (494,123)
Capitalized software development costs, net                   (1,978,356)   (1,692,599)
Property and equipment, net                                     (348,572)     (561,334)
                                                            ------------   -----------
Net cash used in investing activities                         (3,590,121)   (2,748,056)

Cash flows from financing activities
Repayments of notes payable - related party                     (500,000)     (400,000)
Surrender of shares to pay withholding taxes                    (180,026)     (283,747)
Proceeds from exercise of stock options                           31,500         2,830
                                                            ------------   -----------
Net cash used in financing activities                           (648,527)     (680,917)
                                                            ------------   -----------

Increase in cash                                                 194,077       193,597
Cash - beginning of year                                         454,650       261,053
                                                            ------------   -----------
Cash - end of year                                          $    648,727   $   454,650
                                                            ============   ===========

Supplemental cash flow information


Cash paid during the year for:
  Interest - related party                                  $    241,000   $   288,000
  Income taxes                                              $      9,000   $    41,000


See accompanying notes to consolidated financial statements.






                                     F - 5


                                       43

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                October 31, 2014

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a business intelligence, predictive analytics, and big data Company. Our mission is to connect the world's aviation professionals onto a single platform to improve global air traffic efficiencies. The Company believes it operates in one operating segment.

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

The individual offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual element sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement. As such, the units of accounting are based on each individual element sold, and revenue is allocated to each element based on selling price. Selling price is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Our best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices with different classes of customers, geographies and other factors contemplated in negotiating the arrangement with the customer.

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY (CONTINUED)

From time to time, the Company will enter into an agreement with a customer to receive a one-time fee for rights including, but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users. These fees are recognized as revenue ratably over the expected life of the customer relationship period, typically five years.

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

ACCOUNTS RECEIVABLE

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance tha reflects our best estimate of the amounts that will not be collected. Net accounts receivables is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. Account receivable balances include amounts attributable to deferred revenues.

The provision for doubtful accounts was $30,000 and $29,000 as of October 31, 2014 and 2013, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and econominc trends. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the estimated useful life of the improvements or the term of the lease, including renewal options expected to be exercised, whichever is shorter.

PASSUR(R) NETWORK

The PASSUR(R) Network is comprised of PASSUR(R) Systems, which include the direct and indirect production, shipping, and installation costs incurred for each PASSUR(R) System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR(R) Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and no depreciation is recorded.

                     PASSUR Aerospace, Inc. and Subsidiary

             Notes to Consolidated Financial Statements (continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $1,978,000 as of October 31, 2014 and $1,693,000 as of October 31, 2013. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years.

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

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) Network Systems, amortization of Capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR(R) Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) Systems added to the Network, which includes the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) new capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company follows ASC 740, "Income Taxes", where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2014 and 2013, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share for fiscal years 2014 and 2013 are as follows:

                                                  2014             2013
                                             ------------     ------------

Basic weighted average shares outstanding       7,457,915        7,263,626
Effect of dilutive stock options                  285,978          502,311
                                             ------------     ------------
Diluted weighted average shares outstanding     7,743,893        7,765,937
                                             ============     ============

Weighted average shares which are not
  included in the calculation of
  diluted net income per share because
  their impact is anti-dilutive

Stock options                                     630,522          325,000
                                             ============     ============

Weighted average options to purchase 630,522 and 325,000 shares of common stock at prices ranging from $2.73 to $5.00 per share that were outstanding during 2014 and 2013 were excluded from each respective year's computation of diluted earnings per share. In each of these years, such options' exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

                     PASSUR Aerospace, Inc. and Subsidiary

1.DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $310,000 and $275,000 in fiscal years 2014 and 2013, respectively, and was primarily included in selling, general, and administrative expenses.

The Company's stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2014 and 2013; risk-free interest rate of 1.62% to 3.54%, volatility factor of the expected market price of the Company's common stock of 117%, no dividend yield, and a weighted average expected life of the stock options of 5.5 to 6.5 years.

COMPREHENSIVE INCOME

The Company's comprehensive income is equivalent to that of the Company's total net income for fiscal years 2014 and 2013.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" (ASU 2014-09), to supersede nearly all-existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are currently evaluating the impact of our pending adoption of ASC 2014-09 on our consolidated financial statements.

2. Property and Equipment

Property and equipment consist of the following as of October 31, 2014 and 2013:

                               Estimated
                              useful lives                2014          2013
                              ------------           ------------  ------------

Leasehold improvements         3-5 years             $    207,000  $    207,000
Equipment                     5-10 years                4,976,000     4,627,000
Furniture and fixtures        5-10 years                  538,000       538,000
                                                     ------------  ------------
                                                        5,721,000     5,372,000
Less accumulated depreciation                           4,397,000     4,025,000
                                                     ------------  ------------
Total                                                $  1,324,000  $  1,347,000
                                                     ============  ============


The Company recorded depreciation expense on the assets included in Property and equipment of $372,000 and $259,000 for fiscal years 2014 and 2013, respectively.

                     PASSUR Aerospace, Inc. and Subsidiary

3. PASSUR(R) NETWORK

As of October 31, 2014 and 2013, the Company had $16,871,000 and $15,605,000 of
Company-owned PASSUR(R) Systems capitalized, and $11,442,000 and $10,267,000 of accumulated depreciation related to such costs, resulting in a net asset of $5,429,000 and $5,338,000, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven years. PASSUR(R) Systems which are not installed in the PASSUR(R) Network are carried at cost and no depreciation is recorded. The cost of these uninstalled PASSUR(R) Systems amounted to $139,000 and $867,000 as of October 31, 2014 and 2013, respectively. The Company capitalized $1,263,000 and $494,000 of costs to the PASSUR(R) Network during fiscal years 2014 and 2013, respectively. Included in the PASSUR(R) Network as of October 31, 2014 and 2013, are $1,369,000 and $849,000 of costs pertaining to raw material, work-in-process, and finished goods components. Depreciation expense related to the Company-owned PASSUR(R) Network was $1,172,000 and $1,222,000 in fiscal years 2014 and 2013, respectively. The Company did not dispose of any PASSUR(R) Network assets in fiscal years 2014 or 2013.

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

As of October 31, 2014 and 2013, the Company had $13,012,000 and $11,034,000 of
Capitalized software development costs, and $6,168,000 and $4,907,000 of accumulated amortization related to such costs, resulting in a net asset of $6,845,000 and $6,127,000, respectively. Amortization related to capitalized software development projects was $1,261,000 and $1,109,000 in fiscal years 2014 and 2013, respectively. For the next five years, beginning in fiscal year 2015, future amortization expense for Capitalized software development costs where amortization has commenced, is estimated to approximate $1,331,000, $1,319,000, $1,194,000, $887,000, and $240,000. As of October 31, 2014, the Company had
$1,874,000 of Capitalized software development costs relating to projects in development which are not yet subject to amortization.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of October 31, 2014 and 2013:

                                          2014                   2013
                                      -----------           ------------
Payroll, payroll taxes, and benefits  $   523,000           $    453,000
Professional fees                         136,000                157,000
Marketing expenses                         21,000                 16,000
Bonus & commissions                          --                   11,000
Travel expenses                            76,000                 53,000
Other liabilities                          76,000                 33,000
                                      -----------           ------------
         Total                        $   832,000           $    723,000
                                      ===========           ============

                     PASSUR Aerospace, Inc. and Subsidiary

6. NOTES PAYABLE

During fiscal year 2013, the Company paid fiscal year 2013 interest to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $288,000, representing the entire fiscal year 2013 interest due, thereby meeting the payment requirements of the loan agreement. In the fourth quarter of 2013, the Company made $400,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $4,364,880 on October 31, 2013.

During fiscal year 2014, the Company paid fiscal year 2014 interest to G.S. Beckwith Gilbert of $241,000, representing the entire fiscal year 2014 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2014, the Company made $500,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,864,880 on October 31, 2014.

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

7. LEASES

The Company's headquarters, located in Stamford, Connecticut, are subject to a lease through January 31, 2018, at an average annual rental rate of $230,000. The Company's software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2015, at an average annual rental rate of $126,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement. Rent expense was $445,000 and $386,000 for fiscal years 2014 and 2013, respectively.


                                                   Contractual obligations
 Fiscal Year Ended October 31:                     under operating leases
--------------------------------------------------------------------------------

2015                                                       426,000
2016                                                       265,000
2017                                                       270,000
2018                                                        96,000
Thereafter                                                    --
                                                        ----------
Total minimum contractual obligations                   $1,057,000
                                                        ==========

                     PASSUR Aerospace, Inc. and Subsidiary

8. INCOME TAXES

The Company's provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

A reconciliation of the U.S statutory tax rate to the Company's effective tax rate for fiscal years 2014 and 2013 is as follows:

                                              2014                       2013
                                       Amount      Percent     Amount        Percent
                                   -----------  ----------   -----------  -----------

U.S. statutory tax                 $   294,000        34.0%  $   217,000         34.0%
Permanent differences (1)               68,000         7.8        77,000         12.1
State tax, net of federal benefit       87,000        10.1        62,000          4.7
Change in deferred tax rate             66,000         7.7          --           --
                                   -----------  ----------   -----------  -----------
Income tax expense (benefit), net  $   515,000        59.6%  $   356,000         55.8%
                                   ===========  ==========   ===========  ===========


(1) Permanent differences are comprised of stock compensation of $126,000 and $63,000, in fiscal years 2014 and 2013, respectively, partially off set by other permanent differences of $58,000 in fiscal year 2014, as well as additional other permanent differences of $14,000 in fiscal year 2013.

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2014 and 2013 is as follows:

                                                 2014               2013
                                            --------------   -----------------
Deferred tax assets and liabilities:
Net operating loss carry-forward            $    3,007,000   $       3,665,000
Accrued vacation                                   126,000             115,000
Allowance for doubtful accounts receivable          12,000              11,000
Stock compensation-nonqualified                    148,000             111,000
Depreciation                                      (721,000)           (854,000)
                                            --------------   -----------------
Deferred tax assets and liabilities         $    2,572,000   $       3,048,000
                                            ==============   =================

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits from the exercise of stock options at October 31, 2014 was approximately $1,435,000, and if the Company is able to utilize this benefit in the future, it would result in a credit to additional paid-in capital.

                     PASSUR Aerospace, Inc. and Subsidiary

8. INCOME TAXES (CONTINUED)

The income tax expense (benefit) for fiscal years ended October 31, 2014 and 2013 is as follows:

                                              2014             2013
                                         -------------  ----------------
Current:
Federal                                  $        --    $        (14,000)
State                                           39,000            16,000
                                         -------------  ----------------
Income tax provision-current                    39,000             2,000

Deferred:
Federal                                        415,000           303,000
State                                           61,000            51,000
                                         -------------  ----------------
Total income tax expense (benefit), net  $     515,000  $        356,000
                                         =============  ================

At October 31, 2014, the Company had available a federal net operating loss carry-forward of $9,149,000 for income tax purposes, which will expire in various tax years from fiscal year 2021 through fiscal year 2034. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. At October 31, 2013, the Company had available a federal net operating loss carry-forward of $10,224,000 for income tax purposes, which will expire in various tax years from fiscal year 2020 through fiscal year 2033.

At October 31, 2014 and 2013, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company's tax return years that are subject to examination by taxing authorities are fiscal years 1999 through 2005 and fiscal years 2010 through 2014.

9. STOCK OPTIONS

In fiscal year 2009, the Company's Board of Directors approved the Company's 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company's common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company's common stock as of October 31, 2010. During fiscal year 2011, the plan was amended for the granting of another 500,000 stock option shares, for a total provision of 1,500,000 stock option shares of the Company's common stock as of October 31, 2013 and 2014. The Company's prior stock option plan, which provided for the granting of stock options for up to 2,200,000 shares of the Company's common stock, expired during fiscal year 2009.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

                     PASSUR Aerospace, Inc. and Subsidiary

9. STOCK OPTIONS (CONTINUED)

There were 910,500 shares of common stock reserved for future issuance under the Company's 2009 stock option plan as of October 31, 2014. For fiscal years 2014 and 2013, stock-based compensation expenses of $310,000 and $275,000 was primarily charged to selling, general, and administrative expense. There was $682,000 of unrecognized stock-based compensation costs expected to be recognized over a weighted average period of 3.07 years as of October 31, 2014. The Company had 256,400 shares in unrecognized stock-based options as of October 31, 2014.

Information with respect to the Company's stock options for fiscal years 2014 and 2013 is as follows:


                                                               Weighted     Weighted average
                                                   Number of   average    remaining contractual  Aggregate
                                                     stock     exercise     term (in years)     intrinsic
                                                    options     price                              value


Stock options outstanding at November 1, 2012     1,341,500   $  1.63
Stock options granted                                70,000   $  3.34
Stock options exercised                            (254,000)  $   .32
Stock options forfeited and expired                 (56,500)  $  1.09
                                                -----------
Outstanding at October 31, 2013                   1,101,000   $  2.07
Stock options granted                                72,500   $  3.39
Stock options exercised                            (252,000)  $   .42
Stock options forfeited                              (5,000)  $   .51
                                                -----------
Stock options outstanding at October 31, 2014       916,500   $  2.64                   4.97  $    1,405,000
                                                ===========   =======  =====================  ==============
Stock options exercisable at October 31, 2014       660,100   $  2.21                   3.69  $    1,285,000
                                                ===========   =======  =====================  ==============


The weighted average grant date fair value of the Company's stock options granted during fiscal years 2014 and 2013 was $2.97 and $2.94, respectively. The total intrinsic value of stock options exercised was $694,000 and $760,000 during fiscal years 2014 and 2013, respectively.

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

Two customers accounted for 24% or $2,707,000 of total revenues in fiscal year 2014 and one customer accounted for 11% or $1,269,000 of total revenues in fiscal year 2013. There were no significant accounts receivable balances for these customers as of the fiscal year ended October 31, 2014

The Company had foreign sales of $213,000 and $245,000 in fiscal years 2014 and 2013, respectively. All sales, including foreign sales, are denominated in U.S. dollars.



                                     F - 15