Form 10-Q
period 2015-01-31
PASSUR Aerospace, Inc.
filed 2015-03-13
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

================================================================================
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

There were 7,672,026 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of March 3, 2015.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of January 31, 2015 (unaudited)
        and October 31, 2014.                                                 3

        Consolidated Statements of Income (unaudited)
        Three months ended January 31, 2015 and 2014.                         4

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended January 31, 2015 and 2014.                        5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.         14

Item 4.  Controls and Procedures.                                            14

PART II. OTHER INFORMATION                                                   15

Item 5.  Other Information.                                                  15

Item 6.  Exhibits.                                                           15

Signatures.                                                                  16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             PASSUR Aerospace, Inc. and Subsidiary

                                 Consolidated Balance Sheets

                                                           JANUARY 31,     October 31,
                                                              2015            2014
                                                         -------------   -------------
                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash                                                   $     216,290   $     648,727
   Accounts receivable, net                                   1,662,554       1,368,758
   Deferred tax asset, current                                  452,283         537,283
   Prepaid expenses and other current assets                    228,531         164,179
                                                          -------------   -------------
Total current assets                                          2,559,658       2,718,947

PASSUR(R) Network, net                                        5,708,501       5,428,490
Capitalized software development costs, net                   7,020,042       6,844,509
Property and equipment, net                                   1,319,020       1,323,349
Deferred tax asset, non-current                               2,035,088       2,035,088
Other assets                                                    135,772         142,482
                                                          -------------   -------------
TOTAL ASSETS                                              $  18,778,081   $  18,492,865
                                                          =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $     802,059   $     650,653
   Accrued expenses and other current liabilities               703,432         833,292
   Deferred revenue, current portion                          2,014,238       1,979,873
   Accrued interest - related party                              39,937            --
                                                          -------------   -------------
Total current liabilities                                     3,559,666       3,463,818

Deferred revenue, less current portion                           75,863          90,679
Notes payable - related party                                 3,864,880       3,864,880
                                                          -------------   -------------
                                                              7,500,409       7,419,377
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
   par value $0.01 per share; none issued or outstanding           --              --
  Common shares - authorized 10,000,000 shares,
   par value $0.01 per share; issued 8,368,526 and
   8,225,526 at January 31, 2015 and October 31, 2014            83,685          82,255
  Additional paid-in capital                                 15,335,109      15,273,524
  Accumulated deficit                                        (2,517,647)     (2,658,816)
                                                          -------------   -------------
                                                             12,901,147      12,696,963
  Treasury stock, at cost, 696,500 shares at
   January 31, 2015 and October 31, 2014                     (1,623,475)     (1,623,475)
                                                          -------------   -------------
Total stockholders' equity                                   11,277,672      11,073,488
                                                          -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  18,778,081   $  18,492,865
                                                          =============   =============

See accompanying notes to consolidated financial statements.


                              PASSUR Aerospace, Inc. and Subsidiary

                                Consolidated Statements of Income

                                            (Unaudited)




                                                               THREE MONTHS ENDED JANUARY 31,
                                                                     2015           2014
                                                                -------------  -------------

REVENUES                                                        $   2,764,012  $   2,895,602

COST AND EXPENSES:
  Cost of revenues                                                  1,114,452      1,475,173
  Research and development expenses                                   182,275        164,863
  Selling, general, and administrative expenses                     1,181,854      1,087,748
                                                                -------------  -------------
                                                                    2,478,581      2,727,784
                                                                -------------  -------------

INCOME FROM OPERATIONS                                                285,431        167,818

Interest expense - related party                                       59,262         64,353
                                                                -------------  -------------
Income before income taxes                                            226,169        103,465

Provision for income taxes                                             85,000         39,825
                                                                -------------  -------------
NET INCOME                                                      $     141,169  $      63,640
                                                                =============  =============

Net income per common share - basic                             $         .02  $         .01
                                                                =============  =============
Net income per common share - diluted                           $         .02  $         .01
                                                                =============  =============

Weighted average number of common shares outstanding - basic        7,654,928      7,344,501
                                                                =============  =============
Weighted average number of common shares outstanding - diluted      7,825,820      7,824,700
                                                                =============  =============

See accompanying notes to consolidated financial statements.


                                 PASSUR Aerospace, Inc. and Subsidiary

                                 Consolidated Statements of Cash Flows

                                               (Unaudited)



                                                            THREE MONTHS ENDED JANUARY 31,
                                                                  2015          2014
                                                             ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    141,169   $    63,640
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                710,085       695,156
     Provision for deferred taxes                                  85,000        34,184
     Provision for doubtful accounts                                 --          66,245
     Stock-based compensation                                      28,695        71,149
     Changes in operating assets and liabilities:
       Accounts receivable, net                                  (293,796)      269,520
       Prepaid expenses and other current assets                  (64,352)      (31,232)
       Other assets                                                 6,710        11,778
       Accounts payable                                           151,406       (61,535)
       Accrued expenses and other current liabilities            (129,860)     (129,616)
       Deferred revenue                                            19,549      (192,242)
       Accrued interest - related party                            39,937          --
                                                             ------------   -----------
Total adjustments                                                 553,374       733,407
                                                             ------------   -----------
Net cash provided by operating activities                         694,543       797,047

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                           (546,163)     (139,064)
Software development costs, net                                  (520,813)     (284,892)
Property and equipment, net                                       (94,324)     (176,400)
                                                             ------------   -----------
Net cash used in investing activities                          (1,161,300)     (600,356)
                                                             ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options                        34,320          --
Repayments of note payable - related party                           --        (300,000)
                                                             ------------   -----------
Net cash provided by (used) in financing activities                34,320      (300,000)
                                                             ============   ===========

Decrease in cash                                                 (432,437)     (103,309)
Cash - beginning of period                                        648,727       454,650
                                                             ------------   -----------
Cash - end of period                                         $    216,290   $   351,341
                                                             ============   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                   $     19,325   $    64,353
  Income taxes                                               $      9,033   $     5,641

See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2015

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

We provide airlines and airports the ability to get the most out of today's air traffic management system. As the Federal Aviation Administration ("FAA") brings new capabilities online, we, with our customers, will have the ability to develop additional efficiency solutions.

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

PASSUR(R) offers companies products that are commercially proven, commercially accepted, and with a demonstrated Return on Investment ("ROI") for airlines and airports - providing a critical bridge between the commercial and government opportunities of the FAA's Next Generation Air Transportation System ("NextGen"), the new national airspace system due for implementation across the United States in stages over the next 10 years. NextGen proposes to transform the U.S. air traffic control system from an aging ground-based system to a satellite-based system.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States. Such footnote information was included in the Company's annual report on Form 10-K for the year ended October 31, 2014, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 2015, and its consolidated results of operations and cash flows for the three months ended January 31, 2015 and 2014.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2015.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PASSUR(R) and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with FASB ASC 605-15 ("Revenue Recognition in Financial Statements"), which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

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

ACCOUNTS RECEIVABLE

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annually committed amounts due from customers pursuant to the terms of each respective customer's agreement. Account receivable balances include amounts attributable to deferred revenues.

The provision for doubtful accounts was $30,000 as of January 31, 2015 and October 31, 2014. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the shorter of the estimated useful life of the software or revenues, typically five years. The Company had $1,944,000 of software development projects in development as of January 31, 2015. There are several new software developments projects scheduled to begin in fiscal year 2015.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised useful life.

DEFERRED TAX ASSET

The Company had available a federal net operating loss carry-forward of $8,943,000 for income tax purposes as of January 31, 2015, which will expire in various tax years from fiscal year 2021 through fiscal year 2034. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As of January 31, 2015, the Company's deferred tax asset was $2,487,000, and it was determined it is more likely than not that the net operating loss carry-forward would be used. At October 31, 2014, the Company had available a federal net operating loss carry-forward of $9,149,000 for income tax purposes, which will expire in various tax years from fiscal year 2021 through fiscal year 2034.

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


                                              FOR THE THREE MONTHS ENDED
                                                     JANUARY 31,

                                                 2015         2014
                                             -----------  -----------
Basic weighted average shares outstanding      7,654,928    7,344,501
Effect of dilutive stock options                 170,892      480,199
                                             -----------  -----------
Diluted weighted average shares outstanding    7,825,820    7,824,700
                                             ===========  ===========


Weighted average shares which are not            632,608      620,801
  included in the calculation of diluted
  net income per share because their
  impact is anti-dilutive


STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires the measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $29,000 and $71,000 for the three months ended January 31, 2015 and 2014, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company had a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $3,865,000 (the "Gilbert Note") as of January 31, 2015. The Gilbert Note bears a maturity date of November 1, 2016, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company paid $19,000 of the total amount due of $59,000 in interest incurred on the Gilbert Note through January 31, 2015.

The Company believes that its liquidity is adequate to meet operating and investment requirements through January 31, 2016.

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

Revenue decreased $132,000, or 5%, to $2,764,000 for the three months ended January 31, 2015, as compared to the same periods in fiscal year 2014. A reduction in professional services and maintenance revenue accounted for 76% of the decline in revenue. Existing customer subscription software revenue was consistent for the quarter ended January 31, 2015. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

Cost of revenues decreased $361,000, or 24%, for the three months ended January 31, 2015, as compared to the same period in fiscal year 2014.

In the current three month period compared to the same period in the prior year, the reduction in cost of revenues primarily resulted from higher capitalized costs due to (1) an increase in the number of PASSUR(R) Systems manufactured, shipped, and installed in the field of $282,000 and (2) higher capitalized software development costs of $236,000, and was partially offset by lower capitalized data center costs of $56,000 and higher amortization of $39,000, plus an increase in compensation related costs of $70,000.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. Research and development expenses increased $17,000, or 10%, for the three month ended January 31, 2015, as compared to the same period in fiscal year 2014, primarily due to an increase in salaries plus travel and entertainment expenses.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $94,000, or 9%, for the three months ended January 31, 2015, as compared to the same period in fiscal year 2014. The increase in the current three month period compared to the same period in the prior year was largely due to an increase in compensation and related costs of $69,000 and higher travel and entertainment expense of $11,000.

INCOME FROM OPERATIONS

Income from operations increased $118,000, or 70%, for the three months ended January 31, 2015, to $285,000, as compared to the same period in fiscal year 2014. This increase was due to lower costs of $250,000, or 9%, offset by a decrease in revenue of $132,000, or 5%, in the period.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $5,000, or 8%, for the three months ended January 31, 2015, as compared to the same period in fiscal year 2014, due to a reduction in note payable - related party of $200,000, compared to January 31, 2014.

NET INCOME

The Company had net income of $141,000, or $0.02 per diluted share, for the three months ended January 31, 2015, as compared to net income of $64,000, or $0.01 per diluted share, for the same period in fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceeded current liabilities, excluding deferred revenue by $1,014,000 as of January 31, 2015. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,865,000 as of January 31, 2015, with a maturity of November 1, 2016 (the "Gilbert Note"). The Company's stockholders' equity was $11,278,000 as of January 31, 2015. The Company had net income of $141,000 for the three months ended January 31, 2015.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. The Company believes that its liquidity is adequate to meet operating and investment requirements through January 31, 2016.

Net cash provided by operating activities was $695,000 for the three months ended January 31, 2015, and consisted of $141,000 of net income, depreciation and amortization of $710,000, and stock-based compensation expense of $29,000, with the balance offset by a reduction in operating assets and an increase in liabilities. Net cash used in investing activities was $1,161,000 for the three months ended January 31, 2015, which was expended for capitalized software development costs, additions to the PASSUR(R) Network, and additional servers at our redundant server center in Orlando, FL. Net cash provided by financing was $34,000, for the three months ended January 31, 2015, which consisted of the exercise of stock options.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2015.

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

None.

ITEM 6. EXHIBITS.

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


PASSUR AEROSPACE, INC.

DATED: MARCH 13, 2015     By:   /s/ James T. Barry
                                ------------------
                                James T. Barry
                                President and Chief Executive Officer
                               (Principal Executive Officer)

DATED:  MARCH 13, 2015    By:  /s/ Jeffrey P. Devaney
                               ----------------------
                               Jeffrey P. Devaney
                               Chief Financial Officer, Treasurer, and Secretary
                               (Principal Financial and Accounting Officer)