Form 10-Q
period 2015-04-30
PASSUR Aerospace, Inc.
filed 2015-06-12
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to _______

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

One Landmark Square, Suite 1900, Stamford, Connecticut 06901
---------------------------------------------------------------
(Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code:(203) 622-4086
                                                   ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO[]

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer [ ]       Accelerated filer[ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]NO [X]

================================================================================

--------------------------------------------------------------------------------

There were 7,653,199 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of June 5, 2015.

                                     INDEX

                      PASSUR Aerospace, Inc.and Subsidiary


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of April 30, 2015
         (unaudited) and October 31, 2014.                                     3

         Consolidated Statements of Income (unaudited)                         4
         Six months ended April 30, 2015 and 2014.

         Consolidated Statements of Income (unaudited)                         5
         Three months ended April 30, 2015 and 2014.

         Consolidated Statements of Cash Flows (unaudited)                     6
         Six months ended April 30, 2015 and 2014.

         Notes to Consolidated Financial Statements (unaudited)                7

Item  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.           18

Item 4.  Controls and Procedures.                                             18

PART II. OTHER INFORMATION                                                    19

Item 5. Other Information.                                                    19

Item 6. Exhibits.                                                             19

Signatures.                                                                   19

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                                   APRIL 30,      October 31,
                                                                     2015            2014
                                                               --------------   ---------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                        $      647,350   $       648,727
   Accounts receivable, net                                         2,548,893         1,368,758
   Deferred tax asset, current                                        452,283           537,283
   Prepaid expenses and other current assets                          316,234           164,179
                                                               --------------   ---------------
Total current assets                                                3,964,760         2,718,947

PASSUR(R) Network, net                                              5,563,872         5,428,490
Capitalized software development costs, net                         7,303,051         6,844,509
Property and equipment, net                                         1,366,189         1,323,349
Deferred tax asset, non-current                                     1,838,088         2,035,088
Other assets                                                          241,396           142,482
                                                               --------------   ---------------
TOTAL ASSETS                                                   $   20,277,356   $    18,492,865
                                                               ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $      587,403   $       650,653
   Accrued expenses and other current liabilities                     850,511           833,292
   Deferred revenue, current portion                                3,549,052         1,979,873
                                                               --------------   ---------------
Total current liabilities                                           4,986,966         3,463,818

Deferred revenue, less current portion                                184,120            90,679
Notes payable - related party                                       3,864,880         3,864,880
                                                               --------------   ---------------
                                                                    9,035,966         7,419,377
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
    par value $0.01 per share; none issued or outstanding                --                --
  Common shares - authorized 10,000,000 shares,
    par value $0.01 per share; issued 8,368,526 and 8,225,526
    at April 30, 2015 and October 31, 2014                             83,685            82,255
   Additional paid-in capital                                      15,147,728        15,273,524
   Accumulated deficit                                             (2,365,760)       (2,658,816)
                                                               --------------   ---------------
                                                                   12,865,653        12,696,963
   Treasury stock, at cost, 775,327 shares at April 30, 2015
     and 696,500 shares at October 31, 2014                        (1,624,263)       (1,623,475)
                                                               --------------   ---------------
Total stockholders' equity                                         11,241,390        11,073,488
                                                               --------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   20,277,356   $    18,492,865
                                                               ==============   ===============

See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)


                                                                    SIX MONTHS ENDED APRIL 30,
                                                                      2015             2014
                                                                --------------  ---------------
REVENUES                                                        $    5,985,511  $     5,708,992

COST AND EXPENSES:
  Cost of revenues                                                   2,506,491        2,688,435
  Research and development expenses                                    368,374          335,279
  Selling, general, and administrative expenses                      2,408,638        2,298,231
                                                                --------------  ---------------
                                                                     5,283,503        5,321,945
                                                                --------------  ---------------

INCOME FROM OPERATIONS                                                 702,008          387,047

Interest expense - related party                                       116,591          122,049
                                                                --------------  ---------------
Income before income taxes                                             585,417          264,998

Provision for income taxes                                             292,361          120,094
                                                                --------------  ---------------
NET INCOME                                                      $      293,056  $       144,904
                                                                ==============  ===============

Net income per common share - basic                             $          .04  $           .02
                                                                ==============  ===============
Net income per common share - diluted                           $          .04  $           .02
                                                                ==============  ===============

Weighted average number of common shares outstanding - basic         7,655,496        7,385,626
                                                                ==============  ===============
Weighted average number of common shares outstanding - diluted       7,826,385        7,659,428
                                                                ==============  ===============


See accompanying notes to consolidated financial statements.



                                 PASSUR Aerospace, Inc. and Subsidiary

                                   Consolidated Statements of Income

                                              (Unaudited)


                                                                  THREE MONTHS ENDED APRIL 30,
                                                                     2015            2014
                                                                -------------  ---------------
REVENUES                                                        $   3,221,499  $     2,813,390

COST AND EXPENSES:
  Cost of revenues                                                  1,392,039        1,213,262
  Research and development expenses                                   186,098          170,416
  Selling, general, and administrative expenses                     1,226,785        1,210,484
                                                                -------------  ---------------
                                                                    2,804,922        2,594,162
                                                                -------------  ---------------

INCOME FROM OPERATIONS                                                416,577          219,228

Interest expense - related party                                       57,329           57,696
                                                                -------------  ---------------
Income before income taxes                                            359,248          161,532

Provision for income taxes                                            207,361           80,269
                                                                -------------  ---------------
NET INCOME                                                      $     151,887  $        81,263
                                                                =============  ===============

Net income per common share - basic                             $         .02  $           .01
                                                                =============  ===============
Net income per common share - diluted                           $         .02  $           .01
                                                                =============  ===============

Weighted average number of common shares outstanding - basic        7,656,083        7,428,137
                                                                =============  ===============
Weighted average number of common shares outstanding - diluted      7,823,525        7,709,457
                                                                =============  ===============


See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                SIX MONTHS ENDED APRIL 30,
                                                                  2015              2014
                                                             -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $     293,056   $        144,904
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                               1,458,210          1,388,183
     Provision for deferred taxes                                  282,000            115,131
     Provision for doubtful accounts                                15,000             29,165
     Stock-based compensation                                      112,478            154,251
     Changes in operating assets and liabilities:
       Accounts receivable                                      (1,195,135)           613,782
       Prepaid expenses and other current assets                  (152,055)           (46,342)
       Other assets                                                (98,914)            (4,305)
       Accounts payable                                            (63,250)          (236,762)
       Accrued expenses and other current liabilities               17,220             26,957
       Deferred revenue                                          1,662,620            458,717
                                                             -------------   ----------------
Total adjustments                                                2,038,174          2,498,777
                                                             -------------   ----------------
Net cash provided by operating activities                        2,331,230          2,643,681

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network, net                                            (660,721)          (422,392)
Software development costs                                      (1,193,170)          (791,093)
Property and equipment                                            (241,082)          (212,233)
                                                             -------------   ----------------
Net cash used in investing activities                           (2,094,973)        (1,425,718)
                                                             -------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                        (271,954)              --
Surrender of shares to pay withholding taxes                          --             (180,026)
Proceeds from the exercise of stock options                         34,320             31,500
Repayments of note payable - related party                            --             (500,000)
                                                             -------------   ----------------
Net cash used in financing activities                             (237,634)          (648,526)
                                                             =============   ================

(Decrease) increase in cash                                         (1,377)           569,437
Cash - beginning of period                                         648,727            454,650
                                                             -------------   ----------------
Cash - end of period                                         $     647,350   $      1,024,087
                                                             =============   ================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest - related party                                     $     116,591   $        122,049
  Income taxes                                               $      24,122   $          4,963


See accompanying notes to consolidated financial statements.

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2015

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this quarterly report on Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States "GAAP". Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2014, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 2015, and its consolidated results of operations and cash flows for the six months ended April 30, 2015 and 2014.

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

The provision for doubtful accounts was $45,000 and $30,000 as of April 30, 2015 and October 31, 2014, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the shorter of the estimated useful life of the software or revenues, typically five years. The Company capitalized $672,000 of costs related to software development projects in the three months ended April 30, 2015, and had $1,095,000 of software development projects in development as of April 30, 2015. There are several new software developments projects scheduled to begin in fiscal year 2015.

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

DEFERRED TAX ASSET

The Company had available a federal net operating loss carry-forward of $8,867,000 for income tax purposes as of April 30, 2015, which will expire in various tax years from fiscal year 2021 through fiscal year 2034. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As of April 30, 2015, the Company's deferred tax asset was $2,290,000, and it was determined it is more likely than not that the net operating loss carry-forward would be used. At October 31, 2014, the Company had available a federal net operating loss carry-forward of $9,149,000 for income tax purposes, which will expire in various tax years from fiscal year 2021 through fiscal year 2034.

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


                                                 FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                   APRIL 30,    APRIL 30,
                                                    2015          2014           2015          2014
                                                ------------  -------------  -----------  -------------

Basic weighted average shares outstanding          7,656,083      7,428,137    7,655,496      7,385,626
Effect of dilutive stock options                     167,442        281,320      170,889        273,802
                                                ------------  -------------  -----------  -------------
Diluted weighted average shares outstanding        7,823,525      7,709,457    7,826,385      7,659,428
                                                ============  =============  ===========  =============



Weighted average shares which are not included       821,058        572,680      817,611        580,197
  in the calculation of diluted net income per
  share because their impact is anti-dilutive


STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires the measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $84,000 and $83,000 and $112,000 and $154,000 for the three and six months ended April 30, 2015 and 2014, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company has a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $3,865,000 (the "Gilbert Note") as of April 30, 2015. The Gilbert Note bears a maturity date of November 1, 2016, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Gilbert Note through April 30, 2015.

The Company believes that its liquidity is adequate to meet operating and investment requirements through April 30, 2016.

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

As a result of two new multi year contracts received during this quarter, revenue increased $408,000, or 15%, and $277,000, or 5%, to $3,221,000 and
$5,986,000, respectfully, for the three and six months ended April 30, 2015, as compared to the same periods in fiscal year 2014. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

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

Cost of revenues increased $179,000, or 15%,for the three months ended April 30, 2015, and decreased $182,000, or 7%, for the six months ended April 30, 2015, as compared to the same period in fiscal year 2014.

In the current three month period compared to the same period in the prior year, the increase in cost of revenues primarily resulted from increases in compensation related costs of $112,000 and in amortization of capitalized software projects of $87,000, as well as from lower capitalized costs due to a decrease in the number of PASSUR(R) Systems manufactured, shipped, and installed in the field of $119,000, and was partially offset by higher capitalized software development costs of $166,000.

In the current six month period compared to the same period in the prior year, the reduction in cost of revenues primarily resulted from higher capitalized costs due to (1) an increase in the number of PASSUR(R) Systems manufactured, shipped,and installed in the field of $116,000; and (2) higher capitalized software development costs of $402,000, and was partially offset by lower capitalized data center development costs of $50,000 and higher amortization of $128,000, plus an increase in compensation related costs of $180,000.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. Research and development expenses increased $16,000, or 9%, and $33,000, or 10%,for the three and six months ended April 30, 2015, as compared to the same period in fiscal year 2014, primarily due to an increase in compensation related costs.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $16,000, or 1%,and $110,000, or 5%, for the three and six months ended April 30, 2015, as compared to the same period in fiscal year 2014. The increase in the current three and six months period compared to the same period in the prior year was largely due to an increase in compensation and related costs of $153,000 and $233,000, which is partially offset by the capitalization of costs of $146,000 related to one-time fees.

INCOME FROM OPERATIONS

Income from operations increased $197,000, or 90%,and $315,000, or 81%, for the three and six months ended April 30, 2015, to $417,000, respectfully, and $702,000, as compared to the same period in fiscal year 2014. This increase was largely due to an increase in revenue of $408,000, or 15%, and $277,000, or 5%. This revenue increase in the three months ended April 30, 2015 was partially offset by an increase in total costs and expenses of $211,000, or 8%, as compared to the same period in fiscal year 2014. Total costs and expenses for the six months ended April 30, 2015 were consistent with the prior year.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party was consistent for the three months ended April 30, 2015, and decreased $5,000, or 4%,for the six months ended April 30, 2015, as compared to the same period in fiscal year 2014.

NET INCOME

The Company had net income of $152,000, or $0.02 per diluted share, and $293,000, or $.04 per diluted share,for the three and six months ended April 30, 2015, as compared to net income of $81,000, or $0.01 per diluted share, and $145,000, or $0.02 per diluted share, for the same period in fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by $1,022,000 as of April 30, 2015. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,865,000 as of April 30, 2015, with a maturity of November 1, 2016 (the "Gilbert Note"). Subsequent to the end of the quarter, principal payments of $365,000 were made in May 2015, reducing the balance of the note to $3.5 million.

The Company's stockholders' equity was $11,241,000 as of April 30, 2015. The Company had net income of $293,000 for the six months ended April 30, 2015.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. The Company believes that its liquidity is adequate to meet operating and investment requirements through April 30, 2016.

Net cash provided by operating activities was $2,331,000 for the six months ended April 30, 2015, and consisted of $293,000 of net income, depreciation and amortization of $1,458,000, and stock-based compensation expense of $112,000, with the balance offset by a reduction in operating assets and an increase in liabilities. Net cash used in investing activities was $2,095,000 for the six months ended April 30, 2015, which was expended for capitalized software development costs, additions to the PASSUR(R) Network, and additional servers at our redundant server center in Orlando, Florida. Net cash used by financing was $238,000, for the six months ended April 30, 2015, which consisted of the purchase of treasury stock of $272,000 and the exercise of stock options of $34,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations,included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PASSUR AEROSPACE, INC.

DATED: JUNE 12, 2015                          By:  /s/ James T. Barry
                                                   ------------------
                                                   James T. Barry
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

DATED: JUNE 12, 2015                          By:  /s/ Jeffrey P. Devaney
                                                   -----------------------
                                                   Jeffrey P. Devaney
                                                   Chief Financial Officer,
                                                   Treasurer, and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)