Form 10-Q
period 2015-07-31
PASSUR Aerospace, Inc.
filed 2015-09-11
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO []

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]NO [X]

================================================================================
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

There were 7,653,199 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of September 8, 2015.

                                     INDEX

                      PASSUR Aerospace, Inc.and Subsidiary


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of July 31, 2015 (unaudited)
         and October 31, 2014.                                                 3

         Consolidated Statements of Income (unaudited)                         4
         Nine months ended July 31, 2015 and 2014.

         Consolidated Statements of Income (unaudited)                         5
         Three months ended July 31, 2015 and 2014.

         Consolidated Statements of Cash Flows (unaudited)                     6
         Nine months ended July 31, 2015 and 2014.

         Notes to Consolidated Financial Statements (unaudited)                7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                       13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          18

Item 4.  Controls and Procedures.                                             18

PART II. OTHER INFORMATION                                                    19

Item 5.  Other Information.                                                   19

Item 6.  Exhibits.                                                            19

         Signatures.                                                          20

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                                  JULY 31,             OCTOBER 31,
                                                                    2015                  2014
                                                              ------------------   -------------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                       $          940,804   $           648,727
   Accounts receivable, net                                            1,195,471             1,368,758
   Deferred tax asset, current                                           452,282               537,283
   Prepaid expenses and other current assets                             213,718               164,179
                                                              ------------------   -------------------
Total current assets                                                   2,802,275             2,718,947

PASSUR(R) Network, net                                                 5,957,501             5,428,490
Capitalized software development costs, net                            7,468,348             6,844,509
Property and equipment, net                                            1,336,828             1,323,349
Deferred tax asset, non-current                                        1,834,088             2,035,088
Other assets                                                             252,289               142,482
                                                              ------------------   -------------------
TOTAL ASSETS                                                  $       19,651,329   $        18,492,865
                                                              ==================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $          610,754   $           650,653
   Accrued expenses and other current liabilities                        737,790               833,292
   Deferred revenue, current portion                                   3,202,109             1,979,873
                                                              ------------------   -------------------
Total current liabilities                                              4,550,653             3,463,818

Deferred revenue, less current portion                                   205,932                90,679
Notes payable - related party                                          3,500,000             3,864,880
                                                              ------------------   -------------------
                                                                       8,256,585             7,419,377
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
   par value $0.01 per share; none issued or outstanding                    --                    --
  Common shares - authorized 10,000,000 shares,
   par value $0.01 per share; issued 8,428,526 and 8,225,526
   at July 31, 2015 and October 31, 2014, respectively                    84,285                82,255
  Additional paid-in capital                                          15,278,062            15,273,524
  Accumulated deficit                                                 (2,343,340)           (2,658,816)
                                                              ------------------   -------------------
                                                                      13,019,007            12,696,963
   Treasury stock, at cost, 775,327 shares at July 31, 2015
    and 696,500 shares at October 31, 2014, respectively              (1,624,263)           (1,623,475)
                                                              ------------------   -------------------
Total stockholders' equity                                            11,394,744            11,073,488
                                                              ------------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       19,651,329   $        18,492,865
                                                              ==================   ===================

See accompanying notes to consolidated financial statements.



                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                      NINE MONTHS ENDED JULY 31,
                                                                       2015                2014
                                                                ------------------  -------------------
REVENUES                                                        $        9,229,586  $         8,574,311

COST AND EXPENSES:
  Cost of revenues                                                       3,803,288            3,989,402
  Research and development expenses                                        553,924              506,604
  Selling, general, and administrative expenses                          4,078,973            3,468,094
                                                                ------------------  -------------------
                                                                         8,436,185            7,964,100
                                                                ------------------  -------------------

INCOME FROM OPERATIONS                                                     793,401              610,211

Interest expense - related party                                           170,875              180,063
                                                                ------------------  -------------------
Income before income taxes                                                 622,526              430,148

Provision for income taxes                                                 307,050              156,502
                                                                ------------------  -------------------
NET INCOME                                                      $          315,476  $           273,646
                                                                ==================  ===================

Net income per common share - basic                             $              .04  $               .04
                                                                ==================  ===================
Net income per common share - diluted                           $              .04  $               .04
                                                                ==================  ===================

Weighted average number of common shares outstanding - basic             7,647,066            7,433,951
                                                                ==================  ===================
Weighted average number of common shares outstanding - diluted           7,769,760            7,713,440
                                                                ==================  ===================

See accompanying notes to consolidated financial statements.



                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                      THREE MONTHS ENDED JULY 31,
                                                                       2015               2014
                                                                ------------------  -------------------
REVENUES                                                        $        3,244,075  $         2,865,319

COST AND EXPENSES:
  Cost of revenues                                                       1,296,796            1,300,968
  Research and development expenses                                        185,550              171,325
  Selling, general, and administrative expenses                          1,670,334            1,168,614
                                                                ------------------  -------------------
                                                                         3,152,680            2,640,907
                                                                ------------------  -------------------

INCOME FROM OPERATIONS                                                      91,395              224,412

Interest expense - related party                                            54,285               59,262
                                                                ------------------  -------------------
Income before income taxes                                                  37,110              165,150

Provision for income taxes                                                  14,690               36,408
                                                                ------------------  -------------------
NET INCOME                                                      $           22,420  $           128,742
                                                                ==================  ===================

Net income per common share - basic                             $             --    $               .02
                                                                ==================  ===================
Net income per common share - diluted                           $             --    $               .02
                                                                ==================  ===================

Weighted average number of common shares outstanding - basic             7,630,482            7,529,026
                                                                ==================  ===================
Weighted average number of common shares outstanding - diluted           7,753,176            7,812,157
                                                                ==================  ===================

See accompanying notes to consolidated financial statements.



                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                                     NINE MONTHS ENDED JULY 31,
                                                                     2015                  2014
                                                             ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $          315,475   $            273,646
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                    2,237,699              2,088,122
     Provision for deferred taxes                                       286,000                153,352
     Provision for doubtful accounts                                      6,675                 97,295
     Stock-based compensation                                           226,613                236,242
     Changes in operating assets and liabilities:
       Accounts receivable                                              166,612                522,421
       Prepaid expenses and other current assets                        (49,539)              (132,053)
       Other assets                                                    (109,806)                 3,037
       Accounts payable                                                 (39,899)              (100,143)
       Accrued expenses and other current liabilities                   (95,501)               (61,870)
       Deferred revenue                                               1,337,489                (37,497)
                                                             ------------------   --------------------
Total adjustments                                                     3,966,343              2,768,906
                                                             ------------------   --------------------
Net cash provided by operating activities                             4,281,818              3,042,552

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR(R) Network                                                    (1,309,357)              (654,319)
Software development costs                                           (1,769,847)            (1,349,081)
Property and equipment                                                 (324,824)              (275,340)
                                                             ------------------   --------------------
Net cash used in investing activities                                (3,404,028)            (2,278,740)
                                                             ------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                             (271,954)                  --
Surrender of shares to pay withholding taxes                               --                 (180,026)
Proceeds from the exercise of stock options                              51,120                 31,500
Repayments of note payable - related party                             (364,880)              (500,000)
                                                             ------------------   --------------------
Net cash used in financing activities                                  (585,714)              (648,526)
                                                             ==================   ====================

Increase in cash                                                        292,077                115,286
Cash - beginning of period                                              648,727                454,650
                                                             ------------------   --------------------
Cash - end of period                                         $          940,804   $            569,936
                                                             ==================   ====================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                   $          170,875   $            180,063
  Income taxes                                               $           34,812   $              3,150

See accompanying notes to consolidated financial statements.

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 July 31, 2015

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

PASSUR(R) receives signals from aircraft that, when combined with our historical database of aircraft and airport behavior, including information recorded by our network over the last 10 years, allows us to know more about what has happened historically, and what is happening in real-time. In addition, the historical database, also accessible in real-time, allows us to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airport should perform.

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

Management is addressing the Company's working capital deficiency (which is only caused by its deferred revenue balance) by aggressively marketing the Company's PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this quarterly report on Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2014, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of July 31, 2015, and its consolidated results of operations and cash flows for the nine months ended July 31, 2015 and 2014.

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

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with the Financial Accounting Standards Board's Accounting Standards Update No. 605-15, "Revenue Recognition in Financial Statements" ("FASB ASC 605-15")which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

The Company's revenues are generated by selling: (1) subscription-based, real-time decision and solution information; (2) professional services; and (3) annual maintenance contracts for PASSUR(R) Radar Systems.

Revenues generated from subscription and maintenance agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with FASB ASC 605-15, we recognize revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to its hosted servers, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period any subscription or maintenance revenues invoiced for which services have yet to be rendered, in accordance with FASB ASC 605-15. Revenues generated by professional services are recognized over the term of such executed agreements.

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

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) and Surface Multilateration ("SMLAT")Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also, included in cost of revenues are costs associated with upgrades to PASSUR(R) and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) and SMLAT Systems added to the Network, which includes the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

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

The provision for doubtful accounts was $37,000 and $30,000 as of July 31, 2015 and October 31, 2014, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

PASSUR(R) NETWORK

The PASSUR(R) Network is comprised of PASSUR(R) and SMLAT Systems, which includes the direct and indirect production, shipping, and installation costs incurred for each PASSUR(R) and SMLAT System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at five to seven years. PASSUR(R) and SMLAT Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and no depreciation is recorded.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of FASB ASC 350-40, "Internal-Use Software." FASB ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on the capitalization of costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the shorter of the estimated useful life of the software or revenues, typically five years. The Company capitalized $577,000 of costs related to software development projects in the three months ended July 31, 2015, and capitalized $1,770,000 of costs related to software development projects in the nine months ended July 31, 2015. As of July 31, 2015, the Company had $1,671,000 of software development projects still in development and yet to begin amortization.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. Assets to be disposed of are carried at the lower of their carrying value or fair value, less estimated costs to sell. The Company evaluates the periods of amortization continually to determine whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised useful life.

DEFERRED TAX ASSET

The Company had a federal net operating loss carry-forward of $8,842,000 available for income tax purposes as of July 31, 2015, which will expire in various tax years from fiscal year 2021 through fiscal year 2034. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax asset will not be realized. The Company's deferred tax asset amount was $2,286,000 and $2,572,000 as of July 31, 2015 and October 31, 2014, respectively, and it was determined that it is more likely than not that the net operating loss carry-forward would be used. As of October 31, 2014, the Company had a federal net operating loss carry-forward of $9,149,000 available for income tax purposes, which was set to expire in various tax years from fiscal year 2021 through fiscal year 2034.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of the Company's receivables, accrued expenses, and payables approximate their fair values, principally because of the short-term nature of these items. The fair value of related-party debt is not practicable to determine due primarily to the fact that the Company's related-party debt is held by G.S. Beckwith Gilbert, its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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


                                                   FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                            JULY 31,                   JULY 31,
                                                       2015         2014          2015          2014
                                                 -------------- -------------  -----------  -------------

Basic weighted average shares outstanding             7,630,482     7,529,026    7,647,066      7,433,951
Effect of dilutive stock options                        122,694       283,131      122,694        279,489
                                                 -------------- -------------  -----------  -------------
Diluted weighted average shares outstanding           7,753,176     7,812,157    7,769,760      7,713,440
                                                 ============== =============  ===========  =============

Weighted average shares that are not included           908,306       575,869      908,306        579,511
  in the calculation of diluted net income per
  share because their impact is anti-dilutive.
  These shares consist of common stock
  equivalents.

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires the measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $114,000 and $82,000 and $227,000 and $236,000 for the three and nine months ended July 31, 2015 and 2014, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company has a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $3,500,000 (the "Gilbert Note") as of July 31, 2015. The Gilbert Note bears a maturity date of November 1, 2016, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Gilbert Note through July 31, 2015. During the first nine months of fiscal year 2015, the Company made $365,000 in principal payments, bringing the principal amount of the note payable to $3,500,000 as of July 31, 2015, as compared to $3,865,000 as of October 31, 2014.

The Company believes that its liquidity is adequate to meet operating and investment requirements through July 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties related to the ability of the Company to sell PASSUR(R) Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the current uncertainty in the aviation industry due to terrorist events, the continued war on terrorism, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Essentially all commercial companies using the airspace depend on information from the Federal Aviation Administration ("FAA") for flight tracking. PASSUR(R) augments and integrates FAA information with data from PASSUR(R)'s independent network (the largest passive commercial radar network in the world), which has over 180 radar locations covering North America from coast to coast. PASSUR(R) provides faster aircraft position updates (from one to 4.6 seconds), and more complete information on aircraft. PASSUR(R)'s sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information.

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

PASSUR(R) offers companies products that are commercially proven, commercially accepted, and with a demonstrated Return on Investment ("ROI") for airlines and airports - providing a critical bridge between the commercial and government opportunities of the FAA, Next Generation Air Transportation System ("NextGen"), the new National Airspace System due for implementation across the United States in stages over the next 10 years. NextGen proposes to transform the U.S. air traffic control system from an aging ground-based system to a satellite-based system.

RESULTS OF OPERATIONS

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR(R) Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

Revenue increased $379,000, or 13%, and $655,000, or 8%, to $3,244,000 and
$9,230,000, respectively, for the three and nine months ended July 31, 2015, as compared to the same periods in fiscal 2014. New customer subscriptions and existing customer upgrades to the Company's suite of software applications increased compared to the prior year periods by $459,000, or 17%, and $887,000, or 11%, respectively, for the three and nine months ended July 31, 2015. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR(R) and Surface Multilateration ("SMLAT")Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR(R) and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR(R) and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR(R) and SMLAT System units added to the Network, which includes the production, shipment, and installation of these assets, which are capitalized to the PASSUR(R) Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not break down its costs by product.

When the Company uses its employees to manufacture PASSUR(R) and SMLAT Systems, build capital assets, and ship and install PASSUR(R) and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed in the period.

Cost of revenues remained constant for the three months ended July 31, 2015, and decreased $186,000, or 5%,for the nine months ended July 31, 2015,as compared to the same periods in fiscal year 2014.

In the current three month period compared to the same period in the prior year, there was a significant increase in the number of PASSUR(R) and SMLAT Systems manufactured, shipped, and installed in the field, resulting in higher capitalization of costs of $252,000. This increased capitalization was partially offset by an increase in compensation related costs of $134,000 due to the hiring of a Chief Technology Officer and additional software developers, and an increase in the amortization of capitalized software projects of $91,000 due to the release and sale of new products in this fiscal year.

In the current nine month period compared to the same period in the prior year, the reduction in cost of revenues primarily resulted from higher capitalized costs of $788,000 due to (1) higher capitalized software development costs, and
(2) an increase in the number of PASSUR(R) and SMLAT Systems manufactured, shipped,and installed in the field;and was partially offset by an increase in compensation related costs of $313,000 due to the hiring of a Chief Technology Officer and additional software developers, higher amortization of software development projects of $219,000 due to the release and sale of new products, and lower capitalized data center development costs of $63,000.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. Research and development expenses increased $14,000, or 8%, and $47,000, or 9%,for the three and nine months ended July 31, 2015, as compared to the same periods in fiscal year 2014, primarily due to an increase in compensation related costs.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $502,000, or 43%,and $611,000, or 18%, for the three and nine months ended July 31, 2015, as compared to the same periods in fiscal year 2014. The increase in the current three and nine months period compared to the same periods in the prior year was largely due to an increase in compensation and related costs of $268,000 and $519,000, respectively, primarily due to an increase in headcount. For the three months ended July 31, 2015, recruiting costs increased $75,000 and travel and entertainment costs increased $45,000, as compared to the same period in fiscal 2014.

INCOME FROM OPERATIONS

Income from operations decreased $133,000, or 59%,for the three months ended July 31, 2015 and increased $182,000, or 30%, for the nine months ended July 31, 2015, to $91,000 and $793,000, respectfully, as compared to the same periods in fiscal year 2014. This decrease in the three months ended July 31, 2015, was largely due to an increase in total costs and expenses of $512,000, or 19%, partially offset by an increase in revenue of $379,000, or 13%, as compared to the same period in fiscal year 2014. This increase in the nine months ended July 31, 2015, was largely due to an increase in revenue of $655,000, or 8%, partially offset by an increase in total costs and expenses of $473,000, or 6%, as compared to the same period in fiscal year 2014.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $5,000, or 8% and $9,000, or 5% for the three and nine months ended July 31, 2015, as compared to the same periods in fiscal year 2014, due to lower principal balance on the note.

NET INCOME

The Company had net income of $22,000, or $0.00 per diluted share, and $315,000, or $0.04 per diluted share, for the three and nine months ended July 31, 2015, as compared to net income of $129,000, or $0.02 per diluted share, and $274,000, or $0.04 per diluted share, for the same periods in fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceeded its current liabilities, excluding deferred revenue,by $1,454,000 as of July 31, 2015. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,500,000 as of July 31, 2015, with a maturity of November 1, 2016 (the "Gilbert Note").

The Company's stockholders' equity was $11,395,000 as of July 31, 2015. The Company had net income of $315,000 for the nine months ended July 31, 2015.

Management is addressing the Company's working capital deficiency (which is only caused by its deferred revenue balance) by aggressively marketing the Company's PASSUR(R) and SMLAT Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing. The Company believes that its liquidity is adequate to meet operating and investment requirements through July 31, 2016.

Net cash provided by operating activities was $4,282,000 for the nine months ended July 31, 2015, and consisted of $315,000 of net income, depreciation and amortization of $2,238,000, and stock-based compensation expense of $227,000, with the balance offset by an increase in operating assets and liabilities. Net cash used in investing activities was $3,404,000 for the nine months ended July 31, 2015, which was expended for capitalized software development costs, additions to the PASSUR(R) Network, and additional servers at our redundant server center in Orlando, Florida. Net cash used by financing was $586,000, for the nine months ended July 31, 2015, which consisted of the repayment of note payable of $365,000, plus the purchase of treasury stock of $272,000 and less the exercise of stock options of $51,000.

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

Interest by potential customers in the information and decision support software products obtained from PASSUR(R) and SMLAT Network Systems and its professional services remains strong. As a result, the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If sales do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2015.

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

PART II.OTHER INFORMATION

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

PASSUR AEROSPACE, INC.

DATED: SEPTEMBER 11, 2015             By:  /s/ James T. Barry
                                           ------------------
                                           James T. Barry
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

DATED: SEPTEMBER 11, 2015             By:  /s/ David M. Henderson
                                           ----------------------
                                          David M. Henderson
                                          Chief Financial Officer, Senior Vice
                                          President, Treasurer, and
                                          Secretary(Principal Financial and
                                          Accounting Officer)