Form 10-K
period 2015-10-31
PASSUR Aerospace, Inc.
filed 2016-01-21
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              | X | Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015

                                       OR
         | _ |Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   for the transition period from ___ to ___

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ]NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "accelerated filer and large accelerated filer"in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer[ ] Accelerated filer[ ]
Non-accelerated filer[ ](Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

     The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30,2015 was $7,464,000
             The number of shares of common stock, $0.01 par value,
                outstanding as of January 12, 2016 was 7,673,199

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2015, are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The consolidated financial information provided in this Annual Report on Form 10-K (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the uncertainties related to the ability of the Company to sell its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the potential for terrorist attacks, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property;and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Readers are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K.

                                     PART I

ITEM 1. BUSINESS

PASSUR Aerospace, Inc. ("PASSUR(R)" or the "Company") is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. The Company is recognized as a leader in airline and airport operational efficiency and business aviation marketing and operational solutions, and is a pioneer in the successful use of big data, with an aviation intelligence platform and suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including under utilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several studies have estimated the annual direct costs of such inefficiencies at over $30 billion. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence ("COE"),a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization,with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR's information solutions are used by the largest five North American airlines, over 60 airport customers, including 22 of the top 30 North American airports, more than 200 corporate aviation customers, as well as the U.S. government.

PASSUR's mission is to improve global air traffic efficiencies by connecting the world's aviation professionals onto a single aviation intelligence platform. PASSUR offers companies products that are commercially proven, commercially accepted, and with a demonstrated return on investment ("ROI") for airlines, airports, governments, and business aviation companies.

PASSUR provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services to airlines,airports, governments, and business aviation companies. To enable this unique offering, PASSUR owns and operates the largest commercial passive radar network in the world that updates flight tracks every 1 to 4.6 seconds, powering a proprietary database that is accessible in real-time and delivers timely, accurate information and solutions via PASSUR's industry-leading algorithms and business logic included in its products.

Solutions offered by PASSUR help to ensure flight completion,covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and emissions, while maximizing revenue opportunities, as well as improving operational efficiency and enhancing the passenger experience.

PASSUR gives operators the ability to optimize performance in today's air traffic management system, while bridging the needs of operators and government aviation agencies through collaborative information exchange, shared procedures, and common operating metrics. Many of PASSUR's core capabilities developed for the commercial sector help achieve Next Generation Air Transportation System("NextGen") objectives. We believe these commercial solutions have allowed operators to extract maximum value and capacity from today's infrastructure while creating business and operational case studies for several core NextGen programs.

Commercial aviation operators using the airspace depend on information from the government Air Navigation Services Provider ("ANSP")for flight, airspace, and airport information outside their own fleets. PASSUR augments and integrates government information with data from its independent network (the largest passive commercial radar network in the world), with over 180 radar locations covering North America from coast to coast, and other installations in Europe and Asia. PASSUR provides faster aircraft position updates (from 1 to 4.6 seconds), and more complete information on aircraft. PASSUR's sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information.

PASSUR receives signals from aircraft that, when combined with our historical database of aircraft and airport behavior, including information recorded by our network over the last 10 years, allows the Company to know more about what has happened historically, and what is happening in real-time. In addition, the historical data base allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airport should perform.

                         PASSUR'S STRATEGIC OBJECTIVES

     1. Increase airline cash flow and operational performance while growing PASSUR's revenue in core commercial markets.

     2. Introduce those same products developed for the commercial markets to the government markets, creating a standard platform between the commercial and government customers, thereby providing immediate returns from the core commercial market while facilitating larger government programs and contracts.

     3. Develop strategic relationships with major companies to broaden the reach of PASSUR products in the world-wide commercial and government markets.

     4.   Further build PASSUR's market share domestically and internationally.

     5. Further expand the reach of PASSUR's innovative collaborative information sharing platform, which brings together local, regional, national, and international aviation stakeholders in real time to manage complex, expensive, and disruptive events.

                            PASSUR CORE CAPABILITIES

INTEGRATED SURVEILLANCE NETWORK AND INTEGRATED AVIATION DATABASE

The Company operates what it believes to be the largest and most extensive private commercial aircraft and airspace passive surveillance networks in the world. The PASSUR Network integrates additional key surveillance sources, to include ADS-B, ASDE-X, Mode S, En Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources.

The PASSUR Network creates a direct data feed of critical flight and airspace behavior and conditions, an essential precursor resource for predictive analytics, real-time decision support, and performance analysis tools.

All the surveillance data acquired by the PASSUR Network is integrated and correlated into specialized databases to support predictive, real-time, and post operational requirements. PASSUR databases consolidate multiple overlapping data sets to ensure completeness, accuracy, fulfillment of specific operational requirements, and the normalization of data for a single-source authoritative record of operational performance. The data processed in these master data repositories supports the key capabilities and attributes of the PASSUR software.

PREDICTIVE ANALYTICS

PASSUR decision support solutions are supported by predictive analytics algorithms, which use extensive historical data mining and pattern recognition to predict specific and detailed operating conditions, as well as dynamic predictions based on the extrapolations of real-time surveillance data. PASSUR predictive analytics are built on several core capabilities:

     o Real-time surveillance from the PASSUR Network gives the necessary breadth and granularity of data to support detailed scenario building and pattern recognition. This includes "fast-time simulation" of the airport surface and terminal area operation, applying the necessary decisions and constraints that controllers will have to apply in managing the traffic, as well as addressing the highly nonlinear and non-stationary nature of the airport operating environment.

     o Detailed, granular data acquired by the PASSUR Network, supplemented by many other data sources collected within the integrated aviation database is stored and correlated, providing the large sample sizes required to accurately model future performance based on past performance under similar or identical conditions.

     o PASSUR is recognized by airlines as having the best flight predicted arrival time(Estimated Time of Arrival ("ETA") in the industry. More than seven independent airline studies have demonstrated the PASSUR predicted arrival time to be more accurate than any other source, including the airlines' own internally-generated ETAs. The Company believes that this greater accuracy translates directly into significant operational and financial benefits in areas such as completing connections (passengers and bags), reduced fuel consumption, more efficient staffing plans, and greater on-time schedule completion.

PASSUR INTEGRATED TRAFFIC MANAGEMENT

PASSUR Integrated Traffic Management ("PITM") is, in the Company's opinion, the industry's first, fully integrated air traffic optimization suite. PITM is a metrics-focused, Key Performance Indicator ("KPI") driven solution suite allowing the customer to first view the most critical information for its operation, and then, as necessary, enabling the user to drill down for better visualization and analysis.

PITM focuses on helping airlines complete their mission, on time, by focusing on the major operational constraints such as diversions, airspace and surface optimization, and hub optimization. The platform connects multiple organizations onto one platform, providing a collaborative experience. It allows for problem resolution between organizations in areas such as departure metering or airspace and hub optimization. PITM is also a platform enabling PASSUR's partner companies to provide their solutions to PASSUR's customers. PITM is fully web-delivered, allowing easy access from any web-accessed location.

DECISION SUPPORT DASHBOARDS, KPIS, AND MANAGEMENT BY EXCEPTION

Many PASSUR solutions are delivered in metrics-driven, dashboard format, simplifying and condensing extensive amounts of information into the most relevant operational and business metrics, thereby presenting them in a manner that supports immediate performance assessment and actionable decisions. PASSUR solutions are designed so that users are alerted in real-time to specific conditions and recommended actions, only when operations reach certain user-defined thresholds, thereby preventing information overload.

COLLABORATIVE CAPABILITIES AND INDUSTRIAL NETWORKS

Many PASSUR solutions include a collaborative layer which allows for instant information sharing, coordination of effort, and working with a common operating picture across a wide range of users in the aviation community. These include industrial networking capabilities, which leverage new technologies for business uses in the aviation sector, such as PASSUR's Airport Information Network(TM), a single North American-wide site for real time airport conditions, diversion management, and delay mitigation used by hundreds of aviation professionals.

AVIATION INTELLIGENCE CENTER OF EXCELLENCE TO SUPPORT BIG DATA

The Company's Aviation Intelligence COE is a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization,with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

These experts from the PASSUR COE understand the National Airspace System ("NAS") and are able to translate these internal requirements and external conditions into information solutions that target specific, measurable problems with defined operational and financial performance metrics. These subject matter experts are complemented by a technical team of software engineers, data analysts, radar engineers, database architects, physicists, and statisticians who have years of expertise in managing complex surveillance networks (hardware and software), as well as interpreting and converting complex, live aviation data feeds into robust decision support software solutions.

PRODUCTS AND SERVICES

The Company offers targeted solutions to help airlines complete missions on time:

CATEGORY        PASSUR SOLUTIONS DESCRIPTION                    KEY GROWTH DRIVERS

                [] Web dashboard product that gives             [] Enhances airspace throughput and
                   airlines the ability to analyze                 capacity.
                   and act on airspace conditions               [] Reduces impact of Traffic
                   predictively and in real-time.                  Management Initiatives ("TMI"),
                [] Allows airlines to ensure the                   such as eliminating the need for
                   optimal flow of traffic into an                 ground delays or ground stops.
                   airport in order to preserve                 [] TMI costs can exceed $160 million
                   schedule completion and reduce                  annually for just one airline at
                   costs.                                          larger airports.
                [] Provides predictive analytics,               [] One airline saved an estimated $12
                   alerts, and instant analysis and                million per year at just three
TRAFFIC FLOW       performance summaries to balance                airports through enhanced traffic
 MANAGEMENT        demand and capacity.                            flow management with PASSUR solutions.
                [] Drone Air Traffic Integration is a           [] Assist drone operators seamlessly
                   new service designed to help                    integrate into the NAS.
                   commercial drone operators become
                   more informed, effective, and
                   collaborative members of the NAS by
                   integrating them into PASSUR's aviation
                   intelligence platform, currently used
                   by the main NAS stakeholders (airlines,
                   airports, business aviation, and the
                   Federal Aviation Administration ("FAA")).
                [] Primary customer: airlines, airports,
                   government, and potentially large drone
                   operators.
---------------------------------------------------------------------------------------------------------
                [] Predictive analytics algorithms leverage     [] Reduces the number and costs of
                   extensive historical data mining and pattern    unnecessary diversions.
                   recognition to predict a range of operating  [] Ensures aircraft divert to airports
                   conditions in advance, allowing airlines to     that can enable a faster return to
                   choose the least costly plane to divert,        original destination airport.
DIVERSION          cancel/consolidate flights, predict accurate [] Diversions cost U.S. domestic
MANAGEMENT         hold times, or divert preemptively.             airlines more than $400 million
                [] Allows airlines to decrease the number of       annually in 2013-2014, disrupting
                   diversions they experience and optimize ones    more than 1.6 million passengers.
                   that are unavoidable, improving their        [] PASSUR reduced one carrier's diversions
                   profitability, passenger scores, and            by 11% that same year, which translates
                   environmental footprint.                        into $46 million in savings across the
                [] Primary customer: airlines, airports, and       industry, or 170,000 fewer disrupted
                   government.                                     passengers.

---------------------------------------------------------------------------------------------------------
                                                                    Page 6 of 59

                [] An accurate ETA data feed optimizes all      [] Benefits include completing connections
                   existing airline and airport processes and     (passengers, bags, and crew), reduced fuel
                   technology that depend on knowing when an       consumption, more efficient staffing
    FLIGHT         airplane is going to arrive, without            plans, greater on-time schedule
 PREDICTABILITY    requiring expensive or disruptive internal      completion, reduced gate holds,
 (ETAS AND ETDS)   changes. Predictive flight arrival and          and helping airlines meet stricter
                   departure times built on multiple sources,      "crew rest" regulations.
                   including PASSUR's live and historical       [] Enables better overall planning
                   surveillance of the airspace.                   and scheduling to maximize revenue
                [] Provides accurate gate-to-gate ETA and          opportunities.
                   Estimated Time of Departure ("ETD").         [] Missed connections alone at one
                [] Primary customer: airlines and airports.        airport can cost an airline in
                                                                   excess of $3 million per year.
                                                                [] One airline has reported a $15
                                                                   million per year cost recovery
                                                                   since implementing the PASSUR ETA.
---------------------------------------------------------------------------------------------------------
                [] PASSUR Surface Management helps to reduce    [] Improves the efficiency of arrivals and
                   extended tarmac delays and taxi-in/taxi-out     departures, preserves schedule integrity,
                   times, prioritize high-value flights, and       prioritizes high value flights, and reduces
                   facilitate an efficient turn management         surface delays and fuel burn.
                   process (transition of an aircraft from      [] Reduces the possibility of tarmac delay fines,
                   arrival to departure).                          which can exceed $3 million for airlines.
                [] A suite of capabilities that combine air     [] At one airport using PASSUR Surface
                   and ground surveillance data, visual            Management, over just one year, airlines
                   tracking of aircraft in the airspace and        reduced fuel costs by $10-$15 million,
                   on the airport surface, decision-support        logged 48,000 fewer aircraft taxi hours,
                   software, and key performance indicator         departures, preserves schedule integrity,
 SURFACE           extended tarmac delays and taxi-in/taxi-out     and released 48,000 fewer metric tons of
MANAGEMENT         dashboards.                                     carbon emissions into the atmosphere.
                [] PASSUR's  new surface surveillance sensors
                   allow airlines and airports to visualize
                   parts of the airport otherwise not tracked
                   and monitored.
                [] Primary customer: airlines, airports, and
                   government.
---------------------------------------------------------------------------------------------------------
                [] Optimizes the transition of an aircraft
                   from arrival to departure to ensure an       [] Minimizes the frequency, duration,
                   on-time departure, schedule  completion,  and   downstream effects of delays.
                   maximum and asset utilization.               [] Ensures on-time schedule completion.
                [] Minimizes the time required for a plane to   [] Excess staffing costs related to
                   unload from one flight and reload for the       inefficient turn times are estimated at
    TURN TIME      next flight by monitoring and proactively       close to $1 million per airport per year
    MANAGEMENT     alerting to bottlenecks at each phase of the    for large networked airlines.
                   aircraft's cycle through arrival to departure,
                   allowing flight and passenger handling
                   resources to be adjusted to ensure an on-time
                   process.
---------------------------------------------------------------------------------------------------------
                                                                    Page 7 of 59

                [] Allows airports to communicate and           [] Reduced tarmac delay fines and
                   coordinate with airlines and other key          incidents.
                   stakeholders to ensure that operations are   [] Operational metrics directly affected
CONNECTIVITY AND   optimized with airport-critical information     by the lack of timely updates, including
  COLLABORATION    that is otherwise unavailable.                  secondary/repeat deicing, delays,
                [] Addresses  one  of  the key missing pieces      cancellations, and diversions.
                   in connectivity and collaboration: the       [] A large hub airport reduced costs
                   two-way  flow of accurate, timely, and          by $12 million using PASSUR Connectivity
                   complete information  between  airport          and Collaboration capabilities.
                   operators and airlines.
                [] Primary customer: airports (with airlines as
                   key influencer).
---------------------------------------------------------------------------------------------------------
                [] Reduces airlines' operating costs at the     [] For airports, the program provides
                   airport, and ensures all airlines pay the       faster revenue capture, fiduciary
                   correct amount.                                 accountability, revenue predictability,
AVIATION FEES   [] Provides unique  data independence, accuracy,   and more efficient and fair service to
 AND CHARGES       and reliability - combined with  proven         airline stakeholders.
                   reporting, audit, and billing services - to  [] For airlines, the program ensures that they
                   give airports and airlines the assurance that   pay only their fair share. In addition,
                   all billable weight  is  being captured, that   their fees could go down after the airport
                   the cost of the airfield is being distributed   begins collecting all fees owed, and the
                   fairly and equitably, and that the process is   time and effort required to manage their
                   transparent, automated, and standardized.       fees is reduced.
                [] Primary customer: airports (with airlines as [] PASSUR Landing Fee Management solution manages
                   key influencer).                                $1.2 billion in aviation fees annually.


The Company believes its products, solutions, and services help its aviation customers generate significant returns by:

     (1)  Improving financial performance and cutting costs;
     (2)  Improving operational efficiency and effectiveness;
     (3)  Increasing safety and security; and
     (4)  Improving the passenger experience.

The Company currently owns twenty-three issued patents and has an additional eleven patent applications which are pending with the United States Patent Office. The issued patents expire in various years through 2031.

The Company also owns a federal trademark registration in the mark PASSUR for use with both the PASSUR hardware system installation, and the software products which use the data derived from the PASSUR Network and other sources; and allowed federal trademark applications for the marks NextGen2 and NextGen3, for use with PASSUR Integrated Traffic Management modules and capabilities.

                                                                    Page 8 of 59

The Company believes its business opportunities come from the following industry conditions and demand drivers:

     AIRLINE INDUSTRY DYNAMICS

     o INCREASING AIRLINE PROFITABILITY, DRIVING INVESTMENT IN TECHNOLOGY. We expect airlines will take advantage of their increased profitability to invest in technology that can lower costs, increase revenue, and improve customer satisfaction.
     o CONSOLIDATION IN THE AIRLINE INDUSTRY CREATING DEMAND FOR A COMMON OPERATING SYSTEM. Airlines are consolidating into much larger networks of greater complexity. There is increasing demand for a common operating platform that can service their entire system.
     o CURRENT RATE OF PROJECTED TRAFFIC GROWTH OUTPACING AVIATION INFRASTRUCTURE CAPACITY. There is a dynamic and fast-growing market environment where the projected increase in airline flights over the next 10 years is expected to outpace the current infrastructure's ability to meet the needs of the airline operators. PASSUR's solutions help the aviation industry maximize the capacity of the existing infrastructure. PASSUR has a business model and platform that can be easily scaled to handle new opportunities and is continually identifying new ways to capitalize on and scale these existing capabilities.

     GOVERNMENT POLICY

     o NEW LARGE GOVERNMENT CONTRACTS COMBINING BOTH SAFETY AND EFFICIENCY CAPABILITIES. Today, there is a demand for a combination of safety-based Air Traffic Management ("ATM") and efficiency-based ATM. Many of the requested efficiency capabilities are derived from airline and airport customers' needs.
     o FUNDING SHIFT FROM GOVERNMENT TO COMMERCIAL CREATING A NEED FOR A PORTAL TO THE CIVIL/COMMERCIAL BUSINESS FOR GOVERNMENT CONTRACTORS. Many companies regard PASSUR's substantial commercial market share as a means to increase the probability of winning NextGen and government contracts through the combination of PASSUR's commercial ATM (efficiency) with a partner's government ATM (safety) capabilities. PASSUR has been recognized as the commercial leader in aviation efficiency solutions.
     o LOWER TOLERANCE FOR SEVERE DISRUPTIONS. Public policy in the form of expensive fines levied on airlines reflects this change of attitude. Consumers want better information relating to aviation, and fewer delays.
     o LIMITING CARBON EMISSIONS BECOMING A GREATER FOCUS. Airlines are increasingly sensitive to the industry's carbon footprint. Several of the PASSUR solutions impact both fuel savings as well as reductions in carbon emissions.

    THE CONNECTED AIRPLANE AND INTERNET OF THINGS ("IOT")

     o THE CONNECTED AIRPLANE AND THE IOT ARE EXPECTED TO GROW IN THE COMING YEARS. PASSUR's existing aviation intelligence platform and solutions can integrate the vast array of data being generated from satellites and sensors on airplanes. This platform can extract the most important data and integrate that data into a user-friendly solutions package for the user's critical real-time decisions.

      COLLABORATIVE DECISION MAKING

     o AIRLINES ARE REQUESTING A COLLABORATIVE DECISION MAKING PLATFORM. Large airlines need collaborative decision tools including common operating platforms, enabling instant coordination between system operations departments, hubs, and regional operators, and between airlines and airports, to solve complex operational procedures. Common use systems will incorporate airport-centric as well as airline-centric solutions. Airports are increasingly being tasked with providing more multi-airline operational services, previously provided by each airline. When airports provide collective services, redundancy and costs can be reduced. PASSUR has been asked by airlines and airports to help fulfill this need.

     AUTOMATION AND DATA STANDARDS

     o SIGNIFICANT SHIFT FROM MANUAL PROCESSES TO AUTOMATION CREATING LARGE OPPORTUNITIES FOR COST SAVINGS AND EFFICIENCIES. Many complex and expensive operational processes at airlines and airports are still manual, opening a large opportunity for automation enabling the realization of cost savings and efficiencies. These opportunities are especially prevalent in the areas of irregular operations, airspace and surface management, and operations where there is a heavy requirement for collaboration among airlines and airports.
     o PASSUR'S ENTIRE NETWORK HAS BEEN ADS-B READY FOR SOME TIME AND PASSUR IS LOOKING FORWARD TO CAPITALIZING ON THE INCREASING AVAILABILITY OF ADS-B DATA. ADS-B will eventually become a ubiquitous form of aircraft surveillance.

HOW PASSUR AEROSPACE, INC. GENERATES REVENUE

The Company's revenues are generated by selling: (1) subscription-based, real-time decision and solution information and (2) professional services. Under the subscription model, the customer signs,at a minimum, a one-year contract for access to the information services. The agreement also provides that the information from the PASSUR Network cannot be resold, used by others, or used for unauthorized purposes.

DISTRIBUTION METHOD

The Company's direct sales force sells its products, as do authorized distributors who sell PASSUR's products as part of their total solution, e.g. for environmental management.

COMPETITION

PASSUR has developed a full suite of capabilities to reduce inefficiencies and improve performance across the markets it serves. There is no other company, to PASSUR's knowledge, which offers these capabilities. There are, however, other forms of flight tracking, surveillance, and aviation business intelligence products. Depending on the end use of the Company's products, primary competitors include Sabre, Airbus, Saab, The Weather Company/IBM, and Harris Corporation. The Company also sells certain data solutions through systems integrators, including Bruel & Kjaer, some of which may also sell products that are competitive with those offered by the Company. Most of these companies have larger sales forces and greater financial resources than the Company.

SOURCE OF MATERIALS

The Company obtains its components from distributors and manufacturers throughout the United States. The Company has multiple sources from which to obtain a majority of its components.

DEPENDENCE ON CERTAIN CUSTOMERS

Three customers accounted for 41%,or $5,094,000, of total revenues in fiscal year 2015. One customer accounted for 14% or $1,740,000, a second customer accounted for 13% or $1,692,000, and a third customer accounted for 13% or $1,662,000 of total revenues in fiscal year 2015. Two customers accounted for 24%, or $2,707,000, of total revenues in fiscal year 2014. One customer accounted for 14% or $1,613,000, and a second customer accounted for 10% or $1,094,000 of total revenues in fiscal year 2014. There were no significant past due accounts receivable balances for any customers as of the fiscal year ended October 31, 2015.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products. These expenses amounted to $725,000 and $673,000 in fiscal years 2015 and 2014, respectively.

ENVIRONMENTAL COSTS

The Company is not aware of any environmental issues which would have a material adverse effect on future capital expenditures or current and future business operations.

                                                                   Page 10 or 59

EMPLOYEES

The Company employed forty-four employees, of which thirty-nine were full-time, including eleven officers, as of October 31, 2015. None of its employees is subject to any collective bargaining agreements.

AVAILABLE INFORMATION

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.passur.com. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

ITEM 1A.RISK FACTORS

THE COMPANY'S SUCCESS IS DEPENDENT ON THE AVIATION INDUSTRY. IF THE COMPANY DOES NOT EXECUTE ITS BUSINESS PLAN, OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP DUE TO ECONOMIC OR OTHER FACTORS AFFECTING THE AVIATION INDUSTRY, THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED.

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

Additionally, the aviation industry has been impacted by budgetary constraints, as well as airline bankruptcies and consolidations, changes in fuel costs, and the continued war on terrorism. The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks, or fear of such attacks, even if not made directly, would negatively affect the airline industry (through, for example, increased security, insurance, and other costs, and lost revenue due to increased ticket refunds and decreased ticket sales), which would, in turn, negatively affect the Company.

The aviation industry is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's current revenues are derived from airport, airline, or related businesses, continued increased regulations of the aviation industry, or a continued downturn in the aviation industry's economic situation, could have a material adverse effect on the Company.

RELIANCE ON THE COMPANY'S QUARTERLY OPERATING RESULTS AS AN INDICATION OF FUTURE RESULTS IS INAPPROPRIATE DUE TO POTENTIALLY SIGNIFICANT FLUCTUATIONS.

The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

     o    Delays and/or decreases in the signing and invoicing of new contracts;
     o    The length of time needed to initiate and complete customer contracts;
     o The introduction and market acceptance of new and enhanced products and services;
     o The costs associated with providing existing and new products and services;
     o Economic conditions and the impact on the aviation industry of acts of terrorism; and
     o The potential of future terrorist acts against the aviation industry and the adverse effects of any further terrorist attacks or other international hostilities.

Accordingly, quarter-to-quarter comparisons of its results of operations should not be relied upon as an indication of performance.

                                                                   Page 11 or 59

THE COMPANY MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OPERATING CAPITAL REQUIREMENTS IN THE FUTURE.

While the Company's operations were cash flow positive for the fiscal years ended October 31, 2015 and 2014, and it has a history of profitable operations for nine years, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.

In recent years, the Company has generated sufficient cash to meet its capital requirements. However, in future years,the Company may need to raise additional funds in order to support discretionary expenditures and execute its business plan. These funds, in some cases, may be beyond its scope and normal operating requirements. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by: (1) terminating or eliminating certain operating activities; (2) terminating personnel; (3) eliminating marketing activities; and/or (4) eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand could become adversely affected.

THE COMPANY HAS BEEN PROFITABLE FOR THE CURRENT AND PREVIOUS TEN FISCAL YEARS, BUT, PRIOR TO THAT, INCURRED OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS.

The Company has been profitable for over ten years. The Company had income before taxes of $677,000 and $863,000 for fiscal years ended October 31, 2015 and 2014, respectively. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, as well as to deploy PASSUR Systems in inventory and control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company may not be able to sustain or increase its profits on a quarterly or annual basis in the future. Also, should the Company's investment in capitalized software development costs become impaired, there would be a negative impact on the Company's profitability.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNTS FOR A HIGH PERCENTAGE OF THE COMPANY'S REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's top five customers accounted for 53% of its revenue in fiscal year 2015. The Company's business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers. Additionally, the aviation industry, particularly the airline sector, has experienced bankruptcies and consolidations recently. Bankruptcy filings or consolidations by our existing customers may adversely affect our ability to continue such services and collect payments due to the Company by such customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts could materially adversely affect our business, financial condition, operating results, and cash flow.

THE SOFTWARE BUSINESS FOR THE AVIATION INDUSTRY IS HIGHLY COMPETITIVE, AND FAILURE TO ADAPT TO THE CHANGING INDUSTRY NEEDS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS, AND FINANCIAL CONDITION.

The industry in which we compete is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. We compete with many established companies in the industry we serve, and some of these companies may have substantially greater financial, marketing, and technology resources, larger distribution capabilities, earlier access to potential customers, and greater opportunities to address customers' various information technology requirements. As the aviation industry seeks to be more cost effective, product pricing becomes increasingly important for our customers. As a result, we may experience increased competition from certain low-priced competitors. We continue to develop new products, professional services, and existing product enhancements, but may still be unsuccessful in meeting the needs of our industry in light of other alternatives available in the market. In addition, the pricing of new products, professional services, and existing product enhancements may be above what is required by the marketplace. Our inability to bring new products,professional services, and existing product enhancements to the market in a timely manner, or the failure to achieve industry acceptance, could adversely affect our business, financial condition, operating results, and cash flow.

                                                                   Page 12 to 59

THE COMPANY DEPENDS UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES.

The Company's future performance depends on the continued services of its key sales, technical, and engineering personnel. The Company continues to depend on the efforts of a limited number of key personnel. The employment of any of the Company's key personnel could cease at any time, which could have an adverse effect on our business.

THE PASSUR NETWORK COULD EXPERIENCE DISRUPTIONS, WHICH COULD AFFECT THE DELIVERY OF DATA.

AT&T hosts and maintains the Company's network infrastructure through an existing frame-relay and Multiprotocol Label Switching("MPLS") network and the Company's wireless network is hosted and maintained by Sprint. If AT&T or Sprint experiences system failures, or fails to adequately maintain the frame-relay, MPLS, and wireless networks, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks, or other problems caused by third parties, could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

SECURITY BREACHES COULD EXPOSE THE COMPANY TO LIABILITY AND DAMAGE ITS REPUTATION AND BUSINESS.

The Company processes, stores, and transmits large amounts of data and it is critical to its business strategy that its facilities and infrastructure, including those provided by customers and vendors, remain secure and are perceived by the marketplace to be secure. The Company's infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems. Any physical or electronic break-in or other security breach or compromise of the information handled by the Company or its service providers may jeopardize the security or integrity of information in the Company's computer systems and networks or those of its customers and cause significant interruptions and/or errors in the Company's products and solutions.

Any systems and processes that the Company has developed that are designed to protect customer information and prevent data loss and other security breaches cannot provide absolute security. In addition, the Company may not successfully implement remediation plans to address all potential exposures. It is possible that the Company may have to expend additional financial and other resources to address such problems. Failure to prevent or mitigate data loss or other security breaches could expose the Company or its customers to a risk of loss or misuse of such information, cause customers to lose confidence in the Company's data protection measures, damage the Company's reputation, adversely affect the Company's operating results or result in litigation or potential liability for the Company. While the Company maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all of its losses.

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

UNAUTHORIZED USE OF THE COMPANY'S INTELLECTUAL PROPERTIES BY THIRD PARTIES MAY DAMAGE AND/OR ADVERSELY AFFECT ITS BUSINESS.

The Company regards its trademarks, trade secrets, and all other intellectual property as critical to its future success. Unauthorized use of its intellectual property by third parties may damage and/or impair its business. The Company relies on trademarks, trade secrets, patent protection, and contracts, including confidentiality and non-exclusive license agreements with its customers, employees, consultants, strategic partners, and others to protect its intellectual property rights. Despite these precautions, it may be possible for third parties to obtain and use the Company's intellectual property without its prior knowledge and/or authorization. Prosecuting infringers could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt its business.

The Company currently owns twenty-three issued patents, four of which were issued this year, and has an additional eleven patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2031. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

The Company also owns a federal trademark registration in the mark PASSUR for use with both the PASSUR hardware system installation, and the software products which use the data derived from the PASSUR Network and other sources; and allowed federal trademark applications for the marks NextGen2 and NextGen3,for use with PASSUR Integrated Traffic Management modules and capabilities. The Company believes that the PASSUR NextGen2 and NextGen3 federal registrations will allow the Company to enforce its rights in the marks in the federal court system. The registrations do not assure that others will be prevented from using similar trademarks in connection with related products and/or services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut. Effective June 26, 2009, the Company entered into a five-year lease for 4,000 square feet of office space. This lease was modified during fiscal year 2010, extending the term of the original lease through January 31, 2018, and adding 1,300 square feet of office space, resulting in a total average annual rental rate of $232,000.

The Company's software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2017, leases 12,000 square feet at an average annual rental rate of $132,000.

The Company has a sales office in Bloomington, Minnesota and a software development office in Orlando, Florida.

The Company believes these rates are competitive and are at or below market rates. The Company's headquarters and software development and manufacturing facilities are suitable for its requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its Subsidiary is a party or to which any of its properties are subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                                                   Page 14 or 59

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

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:


PERIOD                                                         PRICES*
------                                                         -------

FISCAL YEAR ENDED OCTOBER 31, 2015                       HIGH           LOW
                                                        ------          ---

FIRST QUARTER                                           $ 4.05       $  2.51
SECOND QUARTER                                          $ 3.55       $  2.80
THIRD QUARTER                                           $ 3.73       $  2.70
FOURTH QUARTER                                          $ 3.45       $  2.60

Fiscal year ended October 31, 2014

First quarter                                           $ 3.15       $  2.50
Second quarter                                          $ 3.45       $  2.71
Third quarter                                           $ 3.50       $  2.50
Fourth quarter                                          $ 4.00       $  2.75

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities and do not include retail markup, markdown, or commission. Further, the quotations do not necessarily represent actual transactions.

(B) HOLDERS

The number of registered equity security holders of record as of January 12, 2016 was 199, as shown in the records of the Company's transfer agent.

(C) DIVIDENDS

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to securities authorized for issuance under the Company's equity compensation plans as of October 31, 2015 is as follows:



                                   NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE
                                    ISSUED UPON EXERCISE OF       EXERCISE PRICE OF      NUMBER OF SECURITIES REMAINING
PLAN CATEGORY                      OUTSTANDING STOCK OPTIONS,      OUTSTANDING STOCK    AVAILABLE FOR FUTURE ISSUANCE UNDER
                                    WARRANTS, AND RIGHTS (a)      OPTIONS, WARRANTS,   EQUITY COMPENSATION PLANS (EXCLUDING
                                                                      AND RIGHTS        SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plan approved
  by security holders                      1,186,000                     $3.27                          438,000
  approved by security holders                  --                        --                                --
                                   -------------------------------------------------------------------------------------------
Total                                      1,186,000                     $3.27                          438,000
                                   ===========================================================================================

ITEM 6.  SELECTED FINANCIAL DATA: Not Required.
--------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues,expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

OVERVIEW

The Company provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services to airlines, airports, governments, and business aviation companies. To enable this unique offering, PASSUR owns and operates the largest commercial passive radar network in the world that updates flight tracks every 1 to 4.6 seconds, powering a proprietary database that is accessible in real-time and delivers timely, accurate information and solutions via PASSUR's industry-leading algorithms and business logic included in its products.

PASSUR's information solutions are used by the largest five North American airlines, over 60 airport customers, including 22 of the top 30 North American airports, more than 200 corporate aviation customers, as well as the U.S. government.

Our core business addresses some of aviation's most intractable and costly operational and financial challenges, including under utilization of airspace and airport capacity, delays, cancellations, and diversions. Several studies have estimated the annual direct costs to the system of such inefficiencies at over $30 billion.

Solutions offered by PASSUR help to ensure flight completion. They cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and emissions, while maximizing revenue opportunities, improving operational efficiency, and enhancing the passenger experience.

In fiscal year 2015, total revenue increased $1,048,000, or 9%, to $12,538,000, from $11,490,000 in fiscal year 2014, primarily as a result of higher revenues from the Company's airline customers, which was partially offset by a decrease in airport and business aviation revenue. The profit impact of this revenue increase was offset by increases in operating costs and expenses of $1,250,000 or 12%, resulting in an overall decrease in income from operations of $202,000 to $902,000 in fiscal year 2015, from $1,104,000 in the prior year.

The Company's revenues are generated by selling: (1) subscription-based real-time decision and solutions information and (2) professional services.


                                                                   Page 16 or 59

The Company's major achievements during fiscal year 2015 are summarized below. The Company:

     1)   Generated year over year overall revenue growth of $1,048,000, or 9%.

     2) Strengthened and expanded its team by nine new employees, or 20%, adding the following new subject matter capabilities and skills in the areas of:
          a) Technology platforms and integration, with emphasis on huge volume of real-time data integration:
          b)   Data aggregation, integration, and architecture;
          c)   Application distribution platforms;
          d)   Aviation operational analysis and research;
          e) System, strategic, and tactical air traffic management for U.S. and international operations; and
          f)   Financial planning, operations, and corporate growth strategy.

     3) Launched PITM at another major U.S. airline, system-wide. This installation includes modules for diversion management, traffic flow management, and surface management.

     4) Launched and deployed PASSUR's newest Extended Estimated Time of Arrival ("XETA") at one of North America's largest airlines for its entire North American system. a) PASSUR XETA provides precise arrival times to enable better turn times, decisions about connections, gate allocations, schedule adjustments, crew allocations, and many other arrival time-dependent decisions.

     5)   Was awarded two major airport contracts after competitive bids to:
          a) Provide a surface management solution for deicing operations -optimizing airport-wide flow of departures during complex, constrained winter operations at a Canadian airport.
          b) Provide a collaborative decision making system to streamline and optimize management of the airfield by linking all key stakeholders onto the PASSUR connectivity and collaboration network at a U.S. airport.

     6) Was selected by the Radio Technical Commission for Aeronautics("RTCA") an organization that develops technical guidance for use by government regulatory authorities and the aviation industry, to create the first industry dashboard for reporting on and analyzing air transportation system performance improvements attributable to the deployment of key NextGen capabilities.
          a) The dashboard capability will support the FAA-Industry Joint Analysis Team of the NextGen Advisory Committee ("NAC") a 32-member federal advisory committee established in 2010 to provide advice on policy level issues facing the aviation community in implementing NextGen and includes a cross section of executives from the airlines, airports, general aviation, pilots, air traffic controllers, the Department of Defense, environmental interests, international interests, and providers of air traffic control technology.
          b) The goal of the performance tracking and analysis dashboard is for RTCA to be a venue to establish a transparent mechanism to collect data, develop reports in a dashboard, and provide the ability to analyze the results, in order to determine the success of the recent NAS improvements and in cases where the benefits are not as expected, to discover and mitigate the underlying issues.
          c) The overall goal is for the FAA and industry to arrive at a common statement of performance.

     7) Sold PASSUR's new surface management technology to two large airline customers at several key airports.
          a) These deployments support more efficient and cost effective operations of aircraft on the airport surface.
               Benefits include:

                    i) De-conflicting congested taxiways and ramps to enable aircraft to depart or arrive in the correct sequence and on time;
                    ii) Reduce the problem of arriving aircraft waiting for a gate; and
                    iii) Making it easier for passengers to make their flight
                         connections.
          b) The new technology - PASSUR Surface Multilateration ("SMLAT") - is an effective way to introduce surface surveillance at an airport, either to extend coverage to areas that are not currently within an existing surface surveillance system's capture range, or to introduce surface surveillance capabilities to an airport. The extended, gate-to-gate surveillance creates total flight tracking which manages and optimizes constraints across the entire flight, including some of the most complex, expensive, and disruptive operations such as tarmac delays, gate holds, taxi queues, turn times, return-to-gate, diversions, and deicing.

     8) Launched major new releases to core PASSUR Integrated Traffic Management solutions, including:
          a) PASSUR Flight Status Monitor ("PFSM"): Airlines using PASSUR Traffic Flow Management solution already receive advance notification about predicted imbalances between demand and capacity. PASSUR customers can now add a new layer of predictive visibility to see inbound demand in more detail (airport wide, their own airline, or specific flights) to help determine the exact adjustments needed to preserve schedule integrity, prioritize high value flights, proactively manage connections, and reduce congestion, disruptions, delay minutes, cancellations, and diversions.
          b) PASSUR Airport Communicator: The newest release of the most widely distributed collaborative information exchange platform in the industry created to optimize airspace efficiency during large events, major disruptions, and daily operations by linking all key stakeholders in real time with airport updates and other critical information in one place. The new release further enhances seamless communication and coordination by communicating the most timely information in way that reflects the way aviation professionals work through mobile device compatibility, greater user-configurability, and new airport-directed content management.

     9) Expanded PASSUR's Aviation Fees and Charges Program, which creates complete, accurate, and transparent reporting and billing of aviation usage fees to ensure all operators are paying only their fair share.
          a) The program now includes Gate Utilization Reports, which adds another area of airport charges traditionally managed manually through self-reporting. These reports are now integrated into the program's independent and standardized process to ensure fairness and transparency.

     10) Was awarded four new patents. The total number of patents awarded to the Company is now twenty-three, with eleven additional patents pending. Three of the new patents are in the following areas:
          a) Predicted airport arrival and departure rates (for a total of three patents in this area);
          b) Departure Metering/Slot Allocation (for a total of four patents in this area); and
          c)   Surface Management (for a total of six patents in this area).


The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S. government. The Company's goal is to help solve problems faced by its customers and is built on the following product development objectives: (1) continue developing decision support solutions built on business intelligence, predictive analytics, and web-dashboard technology;
(2) continue integrating multiple additional industry data sets into its integrated aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance technologies, in order to ensure that PASSUR is the primary choice for data integration and management for large aviation organizations; (3) continue extending the reach of the PASSUR Network, which provides the proprietary backbone for many of the Company's solutions; and(4) continue developing the Company's professional service capabilities, in order to ensure that its solutions can be fully implemented in its customers' work environments, with minimal demand on customers' internal resources.

The Company shipped fifty-five Company-owned SMLAT Systems and installed five PASSUR Systems during fiscal year 2015 (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR and SMLAT Systems are capitalized as part of the Company-owned PASSUR Network. The Company will continue to expand the PASSUR Network by shipping and installing additional PASSUR and SMLAT Systems throughout fiscal year 2016. Management anticipates that future PASSUR sites will provide increased coverage for the PASSUR Network by increasing the Company's ability to contract with new customers at such locations, and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics,as well as decision support applications and solutions derived from the PASSUR Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were one hundred and eighty-five Company-owned PASSUR Systems located at airports worldwide at the end of fiscal year 2015. Redundant PASSUR Systems have been installed at major customer locations.

REVENUES

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of new products, professional services, and existing product enhancements.

In fiscal year 2015, total revenues increased $1,048,000, or 9%, to $12,538,000, from $11,490,000 in fiscal year 2014, primarily as a result of higher revenues from selling more products to the Company's existing customers in the airline market, which was partially offset by a decrease in airport and business aviation revenue.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also, included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the PASSUR Network, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not breakdown its costs by product.

Cost of revenues increased $346,000, or 7%, in fiscal year 2015, as compared to fiscal year 2014, due to an increase in compensation costs of $463,000, primarily as a result of increased headcount, an increase in amortization of software development projects of $301,000, an increase in license fees of $39,000, as well as lower capitalized labor and overhead of $99,000 at the Company's Orlando data center. These increases in cost of revenues were partially offset by additional capitalization of software development projects of $424,000 and an increase in capitalized manufacturing costs of $158,000.

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed.

Costs of revenues as a percentage of revenues decreased from 44% to 43% in fiscal year 2015.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products. Research and development expenses increased $52,000, or 8%, in fiscal year 2015, as compared to fiscal year 2014, primarily due to an increase in payroll and related costs and travel and entertainment expenses.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2015 or 2014. Research and development expenses are funded by current operations.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $852,000, or 18%, in fiscal year 2015, as compared to fiscal year 2014, due to an increase in payroll and related costs of $766,000, primarily as a result of an increase in headcount, as well as increases in travel and entertainment expenses of $68,000.

INCOME FROM OPERATIONS

Revenues increased $1,048,000, or 9%, to $12,538,000, total costs and expenses increased $1,250,000, or 12%, to $11,636,000, and income from operations decreased $202,000, or 19%, to $902,000 in fiscal year 2015 as compared to fiscal year 2014.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $17,000, or 7%, in fiscal year 2015, as compared to fiscal year 2014, due to a reduction in note payable of $365,000 during fiscal year 2015.

INCOME BEFORE INCOME TAXES

Income before income taxes decreased $185,000, or 21%, to $677,000 in fiscal year 2015, as compared to fiscal year 2014.

                                                                   Page 19 or 59

INCOME TAXES

The effective tax rate for fiscal year 2015 was 58.8%, as compared to 59.6% in fiscal year 2014. The statutory income tax expense at 34% for fiscal year 2015 was $230,000. This varies from actual income tax expense of $398,000 primarily due to permanent differences of meals and entertainment and ISO stock compensation of $98,000, state income of taxes of $24,000 (net of federal benefit), and a change to the state deferred tax rate of $46,000.

The Company's provision for income taxes in each year consists of current federal, state, and local minimum taxes.

At October 31, 2015, the Company had available a federal net operating loss carry-forward of $7,847,000 for income tax purposes, which will expire in various tax years from fiscal year 2022 through fiscal year 2035. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The Company follows ASC 740, "Income Taxes," where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2015 and 2014, the Company did not have any uncertain tax positions or a valuation allowance. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

NET INCOME

The Company had net income of $279,000, or $0.04 per diluted share, in fiscal year 2015 as compared to net income of $348,000, or $0.04 per diluted share, in fiscal year 2014.

IMPACT OF INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded current assets by $1,669,000 at October 31, 2015. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,500,000 at October 31, 2015, with a maturity of November 1, 2018. The Company's stockholders' equity was $11,473,000 at October 31, 2015. The Company had net income of $279,000 for fiscal year 2015.

Management is addressing the Company's working capital deficiency by aggressively marketing the Company's PASSUR Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that the continued development of its existing suite of software products and professional services, which address the wide array of needs of the aviation industry,will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing.

During fiscal year 2015, the Company paid interest to G.S. Beckwith Gilbert of $225,000, representing the entire fiscal year 2015 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2015, the Company made $365,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,500,000 on October 31, 2015.

During fiscal year 2014, the Company paid interest to G.S. Beckwith Gilbert of $241,000, representing the entire fiscal year 2014 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2014, the Company made $500,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,864,880 on October 31, 2014.

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

On January 20, 2016, the Company entered into a Second Debt Extension Agreement with G.S. Beckwith Gilbert, effective January 20, 2016, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the New Gilbert Note. The maturity date of the New Gilbert Note was due on November 1, 2016, and the total amount of principal and interest due and owing as of January 20, 2016 was $3,511,667. Pursuant to the Second Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,500,000 (the "Second Replacement Note") in exchange for the New Gilbert Note and the Company agreed to pay the accrued interest under the New Gilbert Note as of January 20, 2016, in an amount equal to $11,667 (the Company paid Mr. Gilbert $36,000 in December 2015 for two months interest), at the time and on the terms set forth in the New Gilbert Note. Under the terms of the Second Replacement Note, the maturity date was extended to November 1, 2017 and the annual interest rate remained at 6%. Interest payments under the Second Replacement Note shall be made annually at October 31 of each year. The note payable is secured by the Company's assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements through January 21, 2017. During such period the Company does not anticipate borrowing additional funds.

Net cash provided by operating activities was $5,209,000 for fiscal year 2015, and consisted of net income of $279,000, depreciation and amortization of $3,002,000, stock-based compensation expense of $341,000, and the provision for deferred taxes of $362,000, with the balance consisting of an increase in operating assets and liabilities. Net cash used in investing activities was $4,346,000 for fiscal year 2015, expended primarily for capitalized software development costs, additions to the PASSUR Network, and a second data center at an off-site location. Net cash used in financing activities was $586,000 for fiscal year 2015, and primarily consisted of a $365,000 repayment on the note payable - related party and $272,000for the purchase treasury stock, offset by $51,000 for employees' exercise of stock options. Net cash provided by operating activities increased by $776,000 in fiscal year 2015 primarily due to an increase in deferred revenue which was driven by new contracts from airline customers.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airlines, airports, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from PASSUR Network Systems and its professional services remains strong. As a result, the Company anticipates an increase in future revenues. However, the Company cannot predict if such revenues will materialize. If revenues do not increase, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company cost reduction initiatives.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC 605-15, ("Revenue Recognition in Financial Statements") which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company's revenues are generated by selling: (1) subscription-based, real-time decision and solution information and (2) professional services.

Revenues generated from subscription agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with ASC 605-15, the Company recognizes revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to its hosted servers, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription revenues invoiced for which services have yet to be rendered, in accordance with ASC 605-15. Revenues generated by professional services are recognized when services are provided.

The individual offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand alone price for each individual element sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement. As such, the units of accounting are based on each individual element sold, and revenue is allocated to each element based on selling price. Selling price is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The Company's BESP is established considering multiple factors including, but not limited to, pricing practices with different classes of customers, geographies and other factors contemplated in negotiating the arrangement with the customer.

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

The Company's long-lived assets, which include the PASSUR Network and Property and equipment, totaled $7,256,000, and accounted for 37% of the Company's total assets as of October 31, 2015.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2015, based upon management's evaluation of the above asset groups, no impairment of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

DEPRECIATION AND AMORTIZATION

The PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $5,903,000, $7,685,000, and $1,354,000, respectively, as of October 31, 2015. In management's judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR Network                                   5 to 7 years
Capitalized software development costs           5 years
Property and equipment                           3 to 10 years

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which include the direct and indirect production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems. PASSUR and SMLAT Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and no depreciation is recorded.

Total depreciation and amortization expense was $3,002,000 in fiscal year 2015, and consisted of $1,015,000, $1,562,000, and $425,000 for the PASSUR Network, Capitalized software development costs, and Property and equipment, respectively.

STOCK-BASED COMPENSATION

The Company follows the provisions of FASB ASC 718,"Compensation-Stock Compensation," which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $341,000 and $310,000 in fiscal years 2015 and 2014, respectively, and was primarily included in selling, general, and administrative expenses.

The Company's stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2015 and 2014: risk-free interest rate of 1.18% to 3.54%, volatility factor of the expected market price of the Company's common stock of 117%, no dividend yield, and a weighted average expected life of the stock options of 5.4 to 6.5 years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK: Not
Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2015.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2015. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2015.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fourth fiscal quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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



NAME                      AGE     DIRECTOR SINCE    DIRECTOR POSITION AND OFFICERS
                                                         WITH THE COMPANY
---------------------------------------------------------------------------------------------

G.S. Beckwith Gilbert     73           1997          Chairman of the Board, Chairman of the Executive
                                                     Committee, and Director

John R. Keller            75           1997          Executive Vice President and Director

Paul L. Graziani          58           1997          Chairman of the Audit Committee and Director

James T. Barry            54           2000          President, Chief Executive Officer, and Director

Kurt J. Ekert             45           2009          Chairman of the Compensation Committee and Director

Peter L. Bloom            58           2009          Chairman of the Technology Committee and Director

Richard L. Haver          69           2010          Director

Robert M. Stafford        73           2013          Director

Ronald V. Rose            64           2014          Director

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


NAME                      AGE      OFFICER SINCE         OFFICER POSITION AND OFFICERS
                                                               WITH THE COMPANY
-----------------------------------------------------------------------------------------

James T. Barry            54           1998            President, Chief Executive Officer,
                                                       and Director

David M. Henderson        45           2015            Chief Financial Officer, Treasurer, and
                                                       Secretary

John R. Keller            75           1967            Executive Vice President and Director

Dr. James A. Cole         75           1988            Senior Vice President of Research and
                                                       Development

Matthew H. Marcella       58           2003            Vice President of Software Development

Ron A. Dunsky             53           2003            Senior Vice President of Marketing and
                                                       Business Development

Jeffrey P. Devaney        56           2004            Vice President of Financial Operations

Thomas S. White           60           2011            Executive Vice President of Operations

William S. Leber, Jr.     56           2012            Senior Vice President, Strategic Alliances
                                                       and Government Affairs

Keith D. Wichman          51           2012            Senior Vice President, Airlines and Airports

David  Brukman            50           2015            Chief Technology Officer


Each officer is elected to serve at the discretion of the Board of Directors.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

None.

(D) FAMILY RELATIONSHIP

None.

                                                                   Page 27 or 59

(E) BUSINESS EXPERIENCE

The following sets forth the business experience of the Company's directors and executive officers:

G.S. Beckwith       Mr. Gilbert has continued to serve as the
Gilbert             Company's Chairman of the Board since his election in 1997.
                    Mr. Gilbert also serves as the Chairman of the Executive
                    Committee. Mr. Gilbert was appointed Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr. Gilbert is President and Chief Executive Officer of Field Point Capital
                    Management Company, a merchant-banking firm, a position he has held since 1988. Mr. Gilbert is also Chairman Emeritus and a member of the Board of Fellows of Harvard Medical
                    School,a Director of the Yale Cancer Center, and a member of the Council on Foreign Relations. Mr. Gilbert's current service as Chairman of the Board of the Company and Chairman of the Executive Committee and prior service as Chief
                    Executive Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

Paul L. Graziani    Mr. Graziani has been a Director of the Company since 1997 and is the Chairman of the Audit Committee. He currently serves as Chief Executive Officer of Analytical Graphics,
                    Inc. ("AGI"), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities, a position he has held since January 1989. Until March 2009, he also served as AGI's President. In recent times, Mr. Graziani has been recognized as "CEO of the Year" by the Philadelphia region's
                    Eastern Technology Council and the Chester County Chamber of
                    Business and Industry; "Entrepreneur of the Year" regional winner by Ernst & Young; and "Businessman of the Year" by the local Great Valley Regional Chamber of Commerce. He sits on the Boards of Directors of the United States Geospatial
                    Intelligence Foundation ("USGIF") and Federation of Galaxy
                    Explorers ("FOGE"), and is a former member of the board of governors of the Civil Air Patrol ("CAP"). He is an associate fellow of the American Institute of Aeronautics and Astronautics ("AIAA") and has formerly served on the advisory board for Penn State Great Valley. After fulfilling his board tenure, he was recently elected to the honorary position of Life Director of The Space Foundation. In 2009
                    AGI was named a "Top Small Workplace" by the Wall Street
                    Journal and the non-profit organization Winning Workplaces.
                    Mr. Graziani's knowledge of the Company through his service as a Director of the Company, as well as his experience as CEO of a software company, allow him to bring valuable insight and knowledge to the Board.

Kurt J. Ekert       Mr. Ekert has been a Director of the Company since September
                    10, 2009 and currently serves as Chairman of the Compensation Committee. Most recently, he served as Executive Vice President & Chief Commercial Officer of
                    Travelport Worldwide Ltd, from 2010 to 2016, where he held global responsibility for sales, customer engagement, product, marketing, pricing, supplier services/content, and operations. Mr. Ekert led the operational turnaround of Travelport to enable evolution from distressed private equity and hedge fund ownership to a successful IPO. From
                    2006 to 2010, Mr. Ekert was Chief Operating Officer, GTA by
                    Travelport, a global, multi-channel travel intermediary focused on hotels and travel services. Prior to joining GTA, he was Senior Vice President, Travelport Supplier Services, where he oversaw supplier sales, strategy, and content for the Travelport Americas business and consumer groups including Orbitz Worldwide and Galileo. At Travelport, he also held the positions of Group Vice President, Strategy and Business Development, and Chief Operating Officer,
                    Travelport/Orbitz for Business. Prior to Travelport, Mr.
                    Ekert held a number of senior finance roles at Continental
                    Airlines, and also spent four years as an active duty U.S.
                    Army officer. Mr. Ekert received a B.S. from the Wharton
                    School of the University of Pennsylvania and a MBA from the University of South Carolina. Mr. Ekert serves as an advisor to Freebird and previously served on the board of eNett
                    International. Mr. Ekert's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in both travel and technology allow him to bring valuable insight and knowledge to the Board.

Peter L. Bloom      Mr. Bloom has been a Director of the Company since December
                    10, 2009 and currently serves as Chairman of the Technology
                    Committee. Mr. Bloom is currently an Advisory Director at
                    General Atlantic, where he has worked since 1996. As a Managing Director at General Atlantic, he was responsible for technology due diligence on prospective investments and assistance to the CEO and senior management teams of portfolio companies on technology strategy and guidance on emerging technology trends. Prior to joining General
                    Atlantic, Mr. Bloom spent thirteen years at Salomon Brothers in a variety of roles in both technology and fixed income sales and trading. He received the Carnegie Mellon/AMS
                    Achievement Award in Managing Information Technology for his work managing the technology implementation of a new distributed computing architecture that supported the company's global business operations. He graduated from Northwestern University in 1978 with a B.A. in Computer
                    Studies and Economics. He is a member of Business Executives for National Security and an Associate Founder of Singularity University. He was a member of the FCC Technical
                    Advisory Council from 2010-2015. He is currently the Chairman of Donors Choose, which was named the most innovative charity in America by Stanford Business School and Amazon. Mr. Bloom is also the co-founder and Chairman of Peak Rescue Institute. He is a member of the board of The
                    Food Bank for New York City and the Cancer Research
                    Institute and the Connected Warrior Foundation. Mr. Bloom's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience and technology expertise, allow him to bring valuable insight and knowledge to the Board.

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

                                                                   Page 29 or 59

Ronald V. Rose      Mr. Rose has been a Director of the Company since December
                    17, 2014. Mr. Rose now serves as CEO of Value Creation
                    Strategies Holdings, LLC an investment company focused on value creation through data analytics technologies. Formerly
                    Mr. Rose was the Vice Chairman, and CEO, of Decisyon, Inc., a company which accelerates business process improvement through the combination of collaborative business intelligence technologies and IoT analytics. Prior to Decisyon, Mr. Rose served as Senior Vice President of
                    Dell.com at Dell Inc., where he ran a multi-billion dollar
                    B2B business unit. Prior to Dell, Mr. Rose served as Chief
                    Information Officer of Priceline.com for eleven years during which time the company successfully made the transition from a pre-IPO startup to a multi-billion dollar global travel company. Mr. Rose began his career at Delta Air Lines focusing on transaction systems. Mr. Rose holds a Bachelor of Science degree from Tulane University and the University of Aberdeen Scotland. Mr. Rose received a Masters of Science in Information Technology from the Georgia Institute of Technology. Mr. Rose is a private pilot. Mr. Rose's experience as CEO of a software company in the data analytics and collaborative decision making technology sector allow him to bring valuable insight and knowledge to the Board.

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

James T. Barry      Mr.  Barry was named Chief Executive Officer of the Company in February 2003 and President in April 2003. Since Mr.
                    Barry joined the Company in 1998, he has held the positions of Chief Operating Officer, Chief Financial Officer,
                    Secretary, and Executive Vice President. Mr. Barry has also been a Director of the Company since 2000. From 1989 to 1998, he was with DIANON Systems, Inc., most recently as Vice President of Marketing. Prior to DIANON, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry's knowledge of the Company through his service as a Director, President, and Chief Executive Officer of the Company allow him to bring valuable insight and knowledge to the Board.

David M. Henderson  Mr. Henderson joined the Company as Chief Financial Officer in June 2015. Previously Mr. Henderson spent four years as Chief Financial Officer at HealthPlanOne, a technology-enabled marketing and member acquisition company serving the healthcare industry. Prior to that he was Vice President of Finance and Corporate Development at Open Solutions, an enterprise software company that sells into the financial institution market. He was previously the Director of Product Management at Palm and AnyDay and began his professional career in the financial services industry at The Carlyle Group and Dillon Read. He holds a BA from Yale University in History and Economics.

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

Matthew H. Marcella Mr. Marcella was named Vice President - Software Development in January 2003. Mr. Marcella joined the Company in 2001 from Cityspree Inc., where he served as lead software architect from 2000 to 2001. From 1996 to 2000, he was a Vice President at Deutsche Bank and Nomura Securities. From 1995 to 1996, he was a Technical Officer at UBS Securities.

Ron A. Dunsky       Mr. Dunsky was named Senior Vice President of Marketing and
                    Business Development in August 2014. Previously Mr. Dunsky was Senior Vice President and General Manager, Worldwide
                    Airports and Corporate Aviation. Mr. Dunsky joined PASSUR
                    Aerospace in February 2001,as Director of Marketing and New
                    Product Development. In May of 2003, he was named Vice
                    President, Marketing and New Product Development. Prior to joining PASSUR Aerospace, Mr. Dunsky was Senior Editor with the New York bureau of ABCNews.com, with a focus on aviation content. Prior to ABCNews.com, he was a Senior Producer at CNN (New York Bureau), with special responsibilities for shaping and managing the network's coverage of the aviation industry. Prior to CNN, Mr. Dunsky was a business reporter for the PBS nightly newscast, The McNeil-Lehrer Newshour, after having first served as the program's communications director. He began his career as creative director for one of the pioneering social marketing firms, Manifest
                    Communications of Toronto, Canada.

Jeffrey P. Devaney  Mr. Devaney joined the Company as Chief Financial Officer,
                    Treasurer, and Secretary in June 2004 and transitioned to Vice President of Financial Operations in June 2015. Prior to joining the Company, Mr. Devaney was the Chief Financial Officer at Cierant Corporation from 2002 to 2004. From 2000 to 2001, he was a Controller at SageMaker, Inc. From 1995 to 2000, he was the Controller at Information Management Associates, Inc.

Thomas S. White     Mr. White was named Executive Vice President of Operations in May 2012. He joined the Company in 2007 as a consultant and in 2008 became an employee and the Director of Air
                    Traffic Management. He was promoted to Vice President of Air
                    Traffic Management in 2010 and Senior Vice President of
                    Technology in 2011. Prior to joining the Company, Mr. White spent 32 years in government service with the FAA and the U.S. Military. Between 2002 and 2007 he was a Senior Manager for the FAA in New York. Before the FAA, he was also a U.S.
                    Army Special Ops helicopter pilot serving with Task Force
                    160th.

William S. Leber,   Mr. Leber joined the Company as Vice President, Air Traffic
Jr                  Innovations, in February 2012. In February 2014, he was
                    promoted to Senior Vice President, Strategic Alliances and
                    Government Affairs. His responsibilities include strategy formulation specifically in international expansion and strategic alliances. He was formerly a Research Analyst
                    Principal and Senior Manager for Lockheed in their Collaborative ATM Practice. As an airline operations expert, he has been a participant and leader in Collaborative
                    Decision Making ("CDM") development since the early 1990s.
                    He was a Chief Flight Dispatcher and worked for Northwest
                    Airlines and Delta Air Lines for 26 years. He is a member of the FAA's REDAC - NAS Operations Subcommittee where he was
                    Co-Chair of the Weather - ATM Integration Work Group. Mr.
                    Leber is a former Chair of the CDM Future Concepts WG and a former Co-Chair of ATA's overall CDM effort. He is also the former President and Co-founder of the Airline Dispatchers
                    Federation, a non-union professional association.

Keith D. Wichman    Mr. Wichman joined the Company in December 2012 and serves as Senior Vice President, Airline and Airports. Previously, he worked for GE Aviation for 14 years as a technical expert and business leader for avionics, airline operations, and Air Traffic Management. He was Chief Engineer of GE's Flight
                    Management Systems product line and Director of ATM and Airline Efficiency Services. Previously, Mr. Wichman served
                    13 years as a lead Flight Controls and Handling Qualities researcher at NASA-Dryden Flight Research Center in
                    California, followed by 3 years at Charles Stark Draper
                    Laboratory in Massachusetts. He holds Bachelor's and
                    Master's degrees in Aerospace Engineering from the University of Cincinnati and the University of Michigan, respectively. Mr. Wichman is an instrument Rated Commercial
                    Pilot and held a Flight Instructor Certificate for 10 years.

David Brukman       Mr. Brukman joined the Company as the Chief Technology
                    Officer in April 2015. Mr. Brukman has worked at Bloomberg
                    LP's R&D Division. Mr. Brukman served as head of technology for Interactive Data Real-Time Services, Standard & Poor's
                    ComStock, and ADC NewNet. Previously he was at Bedford
                    Associates (a division of British Airways). Mr. Brukman has specialized in high-volume, resilient, low-latency systems in telecommunications and capital market industries. He holds a BA and MS in Computer Science, as well as several patents in mobile messaging.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

The Company knows of no event which occurred during the past ten years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

(G) IDENTIFICATION OF AUDIT COMMITTEE

Our Board of Directors has appointed an Audit Committee, consisting of four directors. All of the members of the Audit Committee are independent of our Company and management, as independence is defined under applicable Financial Industry Regulatory Authority ("FINRA") rules. The Audit Committee consists of Mr. Graziani, Mr. Ekert, Mr. Haver, and Mr. Stafford.

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

(I) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2015, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(J) BOARD NOMINATIONS BY SHAREHOLDERS

There have not been any material changes to the procedures by which the Company's stockholders may recommend nominees to the Company's board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 25, 2015 by the Company with the Securities and Exchange Commission in connection with the Company's 2015 Annual Meeting of Stockholders.

(K) CODE OF ETHICS

The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2015 (the "2016 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2016 Proxy Statement.

For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH RELATED PERSONS

During fiscal year 2015, the Company paid interest to G.S. Beckwith Gilbert of $225,000, representing the entire fiscal year 2015 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2015, the Company made $365,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,500,000 on October 31, 2015.

During fiscal year 2014, the Company paid interest to G.S. Beckwith Gilbert of $241,000, representing the entire fiscal year 2014 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2014, the Company made $500,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,864,880 on October 31, 2014.

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

On January 20, 2016, the Company entered into a Second Debt Extension Agreement with G.S. Beckwith Gilbert, effective January 20, 2016, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the New Gilbert Note. The maturity date of the New Gilbert Note was due on November 1, 2016, and the total amount of principal and interest due and owing as of January 20, 2016 was $3,511,667. Pursuant to the Second Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,500,000 (the "Second Replacement Note") in exchange for the New Gilbert Note and the Company agreed to pay the accrued interest under the New Gilbert Note as of January 20, 2016, in an amount equal to $11,667(the Company paid Mr. Gilbert $36,000 in December 2015 for two months interest), at the time and on the terms set forth in the New Gilbert Note. Under the terms of the Second Replacement Note, the maturity date was extended to November 1, 2017 and the annual interest rate remained at 6%. Interest payments under the Second Replacement Note shall be made annually at October 31 of each year. The note payable is secured by the Company's assets.

(B) DIRECTOR INDEPENDENCE

The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry, and Mr. Keller, are independent directors, as "independence" is defined in accordance with the FINRA standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2016 Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:   PAGE

(1) Index to Consolidated Financial Statements

    Included in Part II of This Report:

                 Report of Independent Registered Public                     F-1
                 Accounting Firm - BDO USA, LLP

                 Consolidated Balance Sheets as of                           F-2
                 October 31, 2015 and 2014

                 Consolidated Statements of                                  F-3
                 Income for the years ended
                 October 31, 2015 and 2014

                 Consolidated Statements of Stockholders'                    F-4
                 Equity for the years ended
                 October 31, 2015 and 2014

                 Consolidated Statements of                                  F-5
                 Cash Flows for the years ended
                 October 31, 2015 and 2014

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

10.1 The Company's Amended 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of our Report on Form 8-K filed on April 17, 2006.

10.2 Form of Securities Purchase Agreement, dated May 9, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.3 Debt Conversion Agreement and Secured Promissory Note, dated May 9, 2011 is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 9, 2011.

10.4 Amendment No.1 to Secured Promissory Note, dated September 6, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2011.

10.5 Commitment of G.S. Beckwith Gilbert, dated March 6, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2013.

10.6 Commitment of G.S. Beckwith Gilbert, dated June 10, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.7 Commitment of G.S. Beckwith Gilbert, dated September 5, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 13, 2013.

10.8 Commitment of G.S. Beckwith Gilbert, dated January 16, 2014 is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.9 Commitment of G.S. Beckwith Gilbert, dated March 7, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 13, 2014.

10.10 Commitment of G.S. Beckwith Gilbert, dated June 11, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.11 Debt Extension Agreement, dated June 11, 2014 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.12 Secured Promissory Note, dated June 11, 2014 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.13 Commitment of G.S. Beckwith Gilbert, dated September 9, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 12, 2014.

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

--------------------
* Filed herewith.

** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

DATED:  JANUARY 21, 2016              By: /s/ James T. Barry
                                          ------------------
                                          James T. Barry
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

DATED:  JANUARY 21, 2016              /s/ James T. Barry
                                      ------------------
                                      James T. Barry
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

DATED:  JANUARY 21, 2016              /s/ David M. Henderson
                                      ----------------------
                                      David M. Henderson
                                      Chief Financial Officer, Treasurer,
                                      and Secretary
                                      (Principal Financial and Accounting
                                      Officer)

DATED:  JANUARY 21, 2016              /s/ G.S. Beckwith Gilbert
                                      -------------------------
                                      G.S. Beckwith Gilbert
                                      Chairman of the Board and Director

DATED:  JANUARY 21, 2016              /s/ John R. Keller
                                      ------------------
                                      John R. Keller
                                      Executive Vice President and Director

DATED:  JANUARY 21, 2016              /s/ Paul L. Graziani
                                      ---------------------
                                      Paul L. Graziani
                                      Chairman of the Audit Committee and
                                      Director

DATED:  JANUARY 21, 2016              /s/ Kurt J. Ekert
                                      -----------------
                                      Kurt J. Ekert
                                      Director

DATED:  JANUARY 21, 2016              /s/ Peter L. Bloom
                                      ------------------
                                      Peter L. Bloom
                                      Director

DATED:  JANUARY 21, 2016              /s/ Richard L. Haver
                                      --------------------
                                      Richard L. Haver
                                      Director

DATED:  JANUARY 21, 2016              /s/ Robert M. Strafford
                                      -----------------------
                                      Robert M. Stafford
                                      Director

DATED:  JANUARY 21, 2016              /s/ Ronald V. Rose
                                      ------------------
                                      Ronald V. Rose
                                      Director

            Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2015 and 2014 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO USA, LLP
-----------------


Melville, New York
January 21, 2016


                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                           October 31, 2015 and 2014


                                                                 2015              2014
                                                            --------------   --------------

ASSETS
Current assets:
   Cash                                                     $      925,508   $      648,727
   Accounts receivable, net                                      1,234,986        1,368,758
   Deferred tax asset, current                                     551,671          537,283
   Prepaid expenses and other current assets                       157,930          164,179
                                                            --------------   --------------
Total current assets                                             2,870,095        2,718,947

PASSUR Network, net                                              5,902,751        5,428,490
Capitalized software development costs, net                      7,684,603        6,844,509
Property and equipment, net                                      1,353,532        1,323,349
Deferred tax asset, non-current                                  1,658,557        2,035,088
Other assets                                                       239,861          142,482
                                                            --------------   --------------
TOTAL ASSETS                                                $   19,709,399   $   18,492,865
                                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $      880,819   $      650,653
   Accrued expenses and other current liabilities                  977,900          833,292
   Deferred revenue, current portion                             2,680,244        1,979,873
                                                            --------------   --------------
Total current liabilities                                        4,538,963        3,463,818

Deferred revenue, less current portion                             197,336           90,679
Notes payable - related party                                    3,500,000        3,864,880
                                                            --------------   --------------
                                                                 8,236,299        7,419,377
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
   par value $0.01 per share; none issued or outstanding              --               --
  Common shares - authorized 10,000,000 shares,
     par value $0.01 per share;
     issued 8,428,526 and outstanding 7,653,199
     in fiscal year 2015; issued 8,225,526 and outstanding
     7,529,026 in fiscal year 2014                                  84,284           82,255
   Additional paid-in capital                                   15,663,796       15,273,524
   Accumulated deficit                                          (2,379,552)      (2,658,816)
                                                            --------------   --------------
                                                                13,368,528       12,696,963

Treasury stock, at cost, 775,327 and 696,500 shares
  in fiscal years 2015 and 2014                                 (1,895,428)      (1,623,475)
                                                            --------------   --------------
Total stockholders' equity                                      11,473,100       11,073,488
                                                            --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   19,709,399   $   18,492,865
                                                            ==============   ==============

    See accompanying notes to consolidated financial statements.






                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                     Years Ended October 31, 2015 and 2014


                                                                    2015            2014
                                                                -------------  --------------

REVENUES                                                        $  12,538,059  $   11,489,667

COST AND EXPENSES:
   Cost of revenues                                                 5,433,122       5,087,017
   Research and development                                           724,683         673,016
   Selling,general, and administrative expenses                     5,478,454       4,626,071
                                                                -------------  --------------
                                                                   11,636,259      10,386,104
                                                                -------------  --------------

INCOME FROM OPERATIONS                                                901,800       1,103,563

Interest expense - related party                                      224,542         240,572
                                                                -------------  --------------
Income before income taxes                                            677,258         862,991
Income tax expense, net                                               397,994         514,649
                                                                -------------  --------------
NET INCOME                                                      $     279,264  $      348,342
                                                                =============  ==============

Net income per common share - basic                             $        0.04  $         0.05
                                                                =============  ==============
Net income per common share - diluted                           $        0.04  $         0.04
                                                                =============  ==============

Weighted average number of common shares outstanding - basic        7,648,612       7,457,915
                                                                =============  ==============
Weighted average number of common shares outstanding - diluted      7,775,474       7,743,893
                                                                =============  ==============

See accompanying notes to consolidated financial statements.












                                            PASSUR Aerospace, Inc. and Subsidiary

                                         Consolidated Statements of Stockholders' Equity

                                                Years Ended October 31, 2015 and 2014






                                                                         ADDITIONAL                                          TOTAL
                                                          COMMON           PAID-IN        ACCUMULATED     TREASURY     STOCKHOLDERS'
                                             SHARES        STOCK           CAPITAL           DEFICIT       STOCK          EQUITY
                                          -----------   -----------   -------------   -------------   ------------   -------------
Balance at November 1, 2013                 7,344,501   $    80,410   $  15,113,495   $  (3,007,158)  $ (1,623,475)  $  10,563,272
  Exercise of common stock options,
  net of surrender of shares to pay taxes     184,525         1,845        (150,372)                                      (148,527)
  Stock-based compensation expense                                          310,401                                        310,401
  Net income                                                                                348,342                        348,342
                                          -----------   -----------   -------------   -------------   ------------   -------------
 Balance at October 31,2014                 7,529,026   $    82,255   $  15,273,524   $  (2,658,816)  $ (1,623,475)  $  11,073,488

   Exercise of common stock options           203,000         2,029          49,091                                         51,120
   Purchase of treasury stock                 (78,827)                                                    (271,953)       (271,953)
   Stock-based compensation expense                                         341,181                                        341,181
   Net income                                                                               279,264                        279,264
                                          -----------   -----------   -------------   -------------   ------------   -------------
Balance at October 31, 2015                 7,653,199   $    84,284   $  15,663,796   $  (2,379,552)  $ (1,895,428)  $  11,473,100
                                          ===========   ===========   =============   =============   ============   =============

See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                     Years Ended October 31, 2015 and 2014

                                                            2015            2014
                                                       -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $     279,264   $      348,342
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         3,001,875        2,805,249
     Provision for deferred taxes                            362,143          475,536
     Provision (recovery) of doubtful accounts receivable     16,950            1,456
     Stock-based compensation expense                        341,181          310,401
     Changes in operating assets and liabilities:
       Accounts receivable                                   116,822          267,630
       Prepaid expenses and other current assets               6,249           10,781
       Other assets                                          (97,380)          10,386
       Accounts payable                                      230,165           89,094
       Accrued expenses and other current liabilities        144,609          110,394
       Deferred revenue                                      807,029            3,456
                                                       -------------   --------------
Total adjustments                                          4,929,643        4,084,383
                                                       -------------   --------------
Net cash provided by operating activities                  5,208,907        4,432,725

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR Network                                            (1,489,117)      (1,263,193)
Capitalized software development costs                    (2,401,994)      (1,978,356)
Property and equipment                                      (455,302)        (348,572)
                                                       -------------   --------------
Net cash used in investing activities                     (4,346,413)      (3,590,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - related party                 (364,880)        (500,000)
Purchase of treasury stock                                  (271,953)            --
Surrender of shares to pay withholding taxes                    --           (180,027)
Proceeds from exercise of stock options                       51,120           31,500
                                                       -------------   --------------
Net cash used in financing activities                       (585,713)        (648,527)
                                                       -------------   --------------

Increase in cash                                             276,781          194,077
Cash - beginning of year                                     648,727          454,650
                                                       -------------   --------------
Cash - end of year                                     $     925,508   $      648,727
                                                       =============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the year for:
  Interest - related party                             $     225,000   $      241,000
  Income taxes                                         $      35,000   $        9,000

    See accompanying notes to consolidated financial statements.




                                     F - 5

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                October 31, 2015

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate.

The Company's mission is to improve global air traffic efficiencies by connecting the world's aviation professionals onto a single aviation intelligence platform. The Company believes it operates in one operating segment.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with FASB ASC 605-15, ("Revenue Recognition in Financial Statements") which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

The Company's revenues are generated by selling: (1) subscription-based, real-time decision and solution information and (2) professional services.

Revenues generated from subscription agreements are recognized over the term of such executed agreements and/or customer's receipt of such data or services. In accordance with ASC 605-15, the Company recognizes revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to its hosted servers, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription revenues invoiced for which services have yet to be rendered, in accordance with ASC 605-15. Revenues generated by professional services are recognized when services are provided.

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION POLICY (CONTINUED)

The individual offerings that are included in arrangements with the Company's customers are identified and priced separately to the customer based upon the relative fair value for each individual element sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement. As such, the units of accounting are based on each individual element sold, and revenue is allocated to each element based on selling price. Selling price is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices with different classes of customers, geographies and other factors contemplated in negotiating the arrangement with the customer. The Company uses either VSOE or BESP.

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

ACCOUNTS RECEIVABLE

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. Account receivable balances include amounts attributable to deferred revenues.

The provision for doubtful accounts was $47,000 and $30,000 as of October 31, 2015 and 2014, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is reasonable.

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

PASSUR NETWORK

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which include the direct and indirect production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems. PASSUR and SMLAT Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and no depreciation is recorded.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $2,402,000 for the year ended October 31, 2015 and $1,978,000 for the year ended October 31, 2014. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life. As of October 31, 2015 and 2014, based upon management's evaluation of the above asset groups, no impairment of these asset groups exist.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT Systems added to the Network, which includes the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) new capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets" and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

                     PASSUR Aerospace, Inc. and Subsidiary

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company follows ASC 740, "Income Taxes," where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2015 and 2014, the Company did not have any uncertain tax positions or valuation allowance. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

NET INCOME PER SHARE INFORMATION

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. Shares used to calculate net income per share for fiscal years 2015 and 2014 are as follows:

                                                   2015             2014
                                              --------------  --------------

Basic weighted average shares outstanding          7,648,612       7,457,915
Effect of dilutive stock options                     126,862         285,978
                                              --------------  --------------
Diluted weighted average shares outstanding        7,775,474       7,743,893
                                              ==============  ==============

Weighted average shares which are not
  included in the calculation of diluted net income per share because their impact is anti-dilutive


Stock options                                        900,000         499,500
                                              ==============  ==============

Weighted average options to purchase 900,000 and 499,500 shares of common stock at prices ranging from $2.73 to $5.00 per share that were outstanding during fiscal years 2015 and 2014 were excluded from each respective year's computation of diluted earnings per share. In each of these years, such options' exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

DEFERRED REVENUE

Deferred revenue includes amounts attributable to advances received or invoices sent on customer agreements, which are contractually required and are non-refundable, and may be prepaid either annually, quarterly, or monthly. Revenues from such customer agreements are recognized as income ratably over the period that coincides with the respective agreement.

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

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $341,000 and $310,000 in fiscal years 2015 and 2014, respectively, and was primarily included in selling, general, and administrative expenses.

COMPREHENSIVE INCOME

The Company's comprehensive income is equivalent to that of the Company's total net income for fiscal years 2015 and 2014.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" (ASU 2014-09), to supersede nearly all-existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is currently evaluating the impact of its pending adoption of ASC 2014-09 on its consolidated financial statements.

ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.

                     PASSUR Aerospace, Inc. and Subsidiary

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of October 31, 2015 and 2014:


                             ESTIMATED USEFUL LIVES      2015          2014
                             ---------------------- -------------- -------------

Leasehold improvements             3-5 years        $     207,000 $     207,000
Equipment                          5-10 years           5,431,000     4,976,000
Furniture and fixtures             5-10 years             538,000       538,000
                                                    ------------- --------------
                                                        6,176,000     5,721,000
Less accumulated depreciation                           4,822,000     4,397,000
                                                    ------------- --------------
Total                                               $   1,354,000 $   1,324,000
                                                    ============= ==============

The Company recorded depreciation expense on the assets included in Property and equipment of $425,000 and $372,000 for fiscal years 2015 and 2014, respectively.

3. PASSUR NETWORK

As of October 31, 2015 and 2014, the Company had $18,360,000 and $16,871,000 of
Company-owned PASSUR and SMLAT Systems capitalized, and $12,457,000 and $11,442,000 of accumulated depreciation related to such costs, resulting in a net asset of $5,903,000 and $5,429,000, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at five and seven years. PASSUR and SMLAT Systems which are not installed in the PASSUR Network are carried at cost and no depreciation is recorded. The cost of uninstalled and/or unshipped PASSUR Systems amounted to $1,188,000 and $586,000 as of October 31, 2015 and 2014, respectively. The Company capitalized $1,489,000 and $1,263,000 of costs to the PASSUR Network during fiscal years 2015 and 2014, respectively. Included in the PASSUR Network as of October 31, 2015 and 2014, are $1,625,000 and $1,369,000 of costs pertaining to raw material, work-in-process, and finished goods components. Depreciation expense related to the Company-owned PASSUR Network was $1,015,000 and $1,172,000 in fiscal years 2015 and 2014, respectively. The Company did not dispose of any PASSUR Network assets in fiscal years 2015 or 2014.

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

As of October 31, 2015 and 2014, the Company had $15,415,000 and $13,012,000 of
capitalized software development costs, and $7,730,000 and $6,168,000 of accumulated amortization related to such costs, resulting in a net asset of $7,685,000 and $6,845,000, respectively. The Company's capitalization of software development projects was $2,402,000 and $1,978,000 in fiscal years 2015 and 2014. Amortization related to capitalized software development projects was $1,562,000 and $1,261,000 in fiscal years 2015 and 2014, respectively. For the next five years, beginning in fiscal year 2016, future amortization expense for capitalized software development costs where amortization has commenced is estimated to approximate $1,742,000, $1,616,000, $1,360,000, $884,000, and
$484,000. As of October 31, 2015, the Company had $1,595,000 of capitalized software development costs relating to projects in development which are not yet subject to amortization.

                     PASSUR Aerospace, Inc. and Subsidiary

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of October 31, 2015 and 2014:

                                           2015         2014
                                       -----------  -------------

Payroll, payroll taxes, and benefits  $   628,000  $     523,000
Professional fees                         152,000        136,000
Marketing expenses                           --           21,000
Travel expenses                            94,000         76,000
Other liabilities                         104,000         77,000
                                      -----------  -------------
         Total                        $   978,000  $     833,000
                                      ===========  =============


6. NOTES PAYABLE

During fiscal year 2015, the Company paid interest to G.S. Beckwith Gilbert of $225,000, representing the entire fiscal year 2015 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2015, the Company made $365,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,500,000 on October 31, 2015.

During fiscal year 2014, the Company paid interest to G.S. Beckwith Gilbert of $241,000, representing the entire fiscal year 2014 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2014, the Company made $500,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,864,880 on October 31, 2014.

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

On January 20, 2016, the Company entered into a Second Debt Extension Agreement with G.S. Beckwith Gilbert, effective January 20, 2016, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the New Gilbert Note. The maturity date of the New Gilbert Note was due on November 1, 2016, and the total amount of principal and interest due and owing as of January 20, 2016 was $3,511,667. Pursuant to the Second Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $3,500,000 (the "Second Replacement Note") in exchange for the New Gilbert Note and the Company agreed to pay the accrued interest under the New Gilbert Note as of January 20, 2016, in an amount equal to $11,667(the Company paid Mr. Gilbert $36,000 in December 2015 for two months interest), at the time and on the terms set forth in the New Gilbert Note. Under the terms of the Second Replacement Note, the maturity date was extended to November 1, 2017 and the annual interest rate remained at 6%. Interest payments under the Second Replacement Note shall be made annually at October 31 of each year. The note payable is secured by the Company's assets.

                     PASSUR Aerospace, Inc. and Subsidiary

7. LEASES

The Company's headquarters, located in Stamford, Connecticut, are subject to a lease through January 31, 2018, at an average annual rental rate of $232,000. The Company's software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2017, at an average annual rental rate of $132,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement. Rent expense was $439,000 and $445,000 for fiscal years 2015 and 2014, respectively.

                                            CONTRACTUAL OBLIGATIONS
FISCAL YEAR ENDED OCTOBER 31:               UNDER OPERATING LEASES
--------------------------------------------------------------------------------


2016                                             $   412,000
2017                                                 429,000
2018                                                 122,000
2019                                                  65,000
Thereafter                                           115,000
                                                 -----------
Total minimum contractual obligations            $ 1,143,000
                                                 ===========

8. INCOME TAXES

The Company's provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

A reconciliation of the U.S statutory tax rate to the Company's effective tax rate for fiscal years 2015 and 2014 is as follows:


                                           2015                   2014
                                     AMOUNT     PERCENT     Amount    Percent
                                   -----------  -------   ----------- -------

U.S. statutory tax                 $   230,000     34.0%  $   294,000    34.0%
Stock compensation                      82,000     11.9        54,000    14.5
Meals and entertainment                 16,000      2.5        14,000    (6.7)
State tax, net of federal benefit       70,000     10.4        87,000    10.1
Change in deferred tax rate               --       --          66,000     7.7
                                   -----------  -------   ----------- -------
Income tax expense (benefit), net  $   398,000     58.8%  $   515,000    59.6%
                                   ===========  =======   =========== =======



The effective tax rate for fiscal year 2015 was 58.8%, as compared to 59.6% in fiscal year 2014. The statutory income tax expense at 34% for fiscal year 2015 was $230,000. This varies from actual income tax expense of $398,000 primarily due to permanent differences of meals and entertainment and ISO stock compensation of $98,000, state income of taxes of $24,000 (net of federal benefit), and a change to the state deferred tax rate of $46,000.

                     PASSUR Aerospace, Inc. and Subsidiary

8. INCOME TAXES (CONTINUED)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2015 and 2014 is as follows:

                                                  2015               2014
                                            ---------------   ----------------

Deferred tax assets and liabilities:
Net operating loss carry-forward            $     2,481,000   $      3,007,000
Accrued vacation                                    133,000            126,000
Allowance for doubtful accounts receivable           18,000             12,000
Stock compensation-nonqualified                     186,000            148,000
Depreciation                                       (608,000)          (721,000)
                                            ---------------   ----------------
Deferred tax assets and liabilities         $     2,210,000   $      2,572,000
                                            ===============   ================

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits from the exercise of stock options at October 31, 2015 was approximately $1,485,000, and if the Company is able to utilize this benefit in the future, it would result in a credit to additional paid-in capital.

The income tax expense (benefit) for fiscal years ended October 31, 2015 and 2014 is as follows:


                                              2015           2014
                                         -------------  -------------
Current:
Federal                                  $        --    $        --
State                                           36,000         39,000
                                         -------------  -------------
Income tax provision-current             $      36,000  $      39,000

Deferred:
Federal                                  $     316,000  $     415,000
State                                           46,000         61,000
                                         -------------  -------------
Total income tax expense (benefit), net  $     398,000  $     515,000
                                         =============  =============

At October 31, 2015, the Company had available a federal net operating loss carry-forward of $7,847,000 for income tax purposes, which will expire in various tax years from fiscal year 2022 through fiscal year 2030. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. At October 31, 2014, the Company had available a federal net operating loss carry-forward of $9,149,000 for income tax purposes. The Company does not have a valuation allowance for its deferred tax asset.

At October 31, 2015 and 2014, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company's tax return years that are subject to examination by taxing authorities are fiscal years 1998 through 2005, fiscal year 2010, and fiscal years 2012 through 2015.

                     PASSUR Aerospace, Inc. and Subsidiary

9. STOCK OPTIONS

In fiscal year 2009, the Company's Board of Directors approved the Company's 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company's common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company's common stock as of October 31, 2010. During fiscal year 2011, the plan was amended for the granting of another 500,000 stock option shares, for a total provision of 1,500,000 stock option shares of the Company's common stock as of October 31, 2015 and 2014.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The Company's stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal year 2015: risk-free interest rate of 1.18% to 2.10% which is based on an average of the 5 and 7 year treasury notes, volatility factor of the expected market price of the Company's common stock of 117% (term of 6.5 years), no dividend yield (the Company has not paid dividends), and a weighted average expected life of the stock options of 5.4 to 6.5 years. The weighted average assumptions for fiscal year 2014 are as follows: risk-free interest rate of 1.62% to 3.54% which is based on the 5 and 7 year treasury notes, volatility factor of the expected market price of the Company's common stock of 117% (term of 6.5 years), no dividend yield (the Company has not paid dividends), and a weighted average expected life of the stock options of 5.4 to 6.5 years.

There were 438,000 shares of common stock reserved for future issuance under the Company's 2009 stock option plan as of October 31, 2015. For fiscal years 2015 and 2014,stock-based compensation expenses of $341,000 and $310,000 was primarily charged to selling, general, and administrative expense. There was $1,689,000 of unrecognized stock-based compensation costs expected to be recognized over a weighted average period of 4.2 years as of October 31, 2015. The Company had 625,000 shares in unvested stock-based options as of October 31, 2015.

Information with respect to the Company's stock options for fiscal years 2015 and 2014 is as follows:



                                                               WEIGHTED       WEIGHTED AVERAGE
                                                NUMBER OF       AVERAGE    REMAINING CONTRACTUAL   AGGREGATE
                                                 STOCK         EXERCISE            TERM            INTRINSIC
                                                OPTIONS          PRICE          (IN YEARS)           VALUE
                                             ---------------------------------------------------------------
Stock options outstanding at November 1, 2013   1,101,000   $       2.07
Stock options granted                              72,500   $       3.39
Stock options exercised                          (252,000)  $       0.42
Stock options forfeited and expired                (5,000)  $       1.09
                                              -----------
Outstanding at October 31, 2014                   916,500   $       2.64
Stock options granted                             472,500   $       3.22
Stock options exercised                          (203,000)  $       0.25
                                              -----------
Stock options outstanding at October 31, 2015   1,186,000   $       3.27                    6.7  $      293,000
                                              ===========   ============  =====================  ==============
Stock options exercisable at October 31, 2015     561,000   $       3.21                    4.8  $      273,000
                                              ===========   ============  =====================  ==============


The weighted average grant date fair value of the Company's stock options granted during fiscal years 2015 and 2014 was $3.22 and $2.97, respectively. The total intrinsic value of stock options exercised was $558,000 and $694,000 during fiscal years 2015 and 2014, respectively.

                     PASSUR Aerospace, Inc. and Subsidiary

10. MAJOR CUSTOMERS

The Company's principal business is to provide predictive analytics and decision support technology for the aviation industry to primarily improve the operational performance and cash flow of airlines. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses historically have been immaterial.

Three customers accounted for 41%, or $5,094,000, of total revenues in fiscal year 2015. One customer accounted for 14% or $1,740,000, a second customer accounted for 13% or $1,692,000, and a third customer accounted for 13% or $1,662,000 of total revenues in fiscal year 2015. Two customers accounted for 24%, or $2,707,000, of total revenues in fiscal year 2014. One customer accounted for 14% or $1,613,000, and a second customer accounted for 10% or $1,094,000 of total revenues in fiscal year 2014. There were no significant past due accounts receivable balances for any customers as of the fiscal year ended October 31, 2015.

The Company had foreign sales of $162,000 and $213,000 in fiscal years 2015 and 2014, respectively. All sales, including foreign sales, are denominated in U.S. dollars.

                                     F - 16