Form 10-Q
period 2016-01-31
PASSUR Aerospace, Inc.
filed 2016-03-10
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to _______

                        Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         New York                                     11-2208938
------------------------------              ----------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

One Landmark Square, Suite 1900, Stamford, Connecticut              06901
------------------------------------------------------           ----------
     (Address of Principal Executive Office)                     (Zip Code)


Registrant's telephone number, including area code:(203) 622-4086
                                                   --------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO []

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ]Accelerated filer[]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]NO [X]

================================================================================
--------------------------------------------------------------------------------

There were 7,673,199 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of March 3, 2016.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of January 31, 2016 (unaudited)        3
         and October 31, 2015.

         Consolidated Statements of Income (unaudited)                         4
         Three months ended January 31, 2016 and 2015.

         Consolidated Statements of Cash Flows (unaudited)                     5
         Three months ended January 31, 2016 and 2015.

         Notes to Consolidated Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          14

Item 4.  Controls and Procedures.                                             15

PART II. OTHER INFORMATION                                                    15

Item 5.  Other Information.                                                   15

Item 6.  Exhibits.                                                            15

Signatures.                                                                   16



PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                   PASSUR Aerospace, Inc. and Subsidiary

                                      Consolidated Balance Sheets

                                                                     JANUARY 31,     OCTOBER 31,
                                                                         2016            2015
                                                                    -------------   -------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash                                                             $     457,476   $     925,508
   Accounts receivable, net                                             2,821,365       1,234,986
   Deferred tax asset, current                                            551,671         551,671
   Prepaid expenses and other current assets                              263,561         157,930
                                                                    -------------   -------------
Total current assets                                                    4,094,073       2,870,095

PASSUR Network, net                                                     5,882,743       5,902,751
Capitalized software development costs, net                             7,866,776       7,684,603
Property and equipment, net                                             1,323,798       1,353,532
Deferred tax asset, non-current                                         1,632,281       1,658,557
Other assets                                                              233,698         239,861
                                                                    -------------   -------------
TOTAL ASSETS                                                        $  21,033,369   $  19,709,399
                                                                    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $     568,747   $     880,819
   Accrued expenses and other current liabilities                         942,920         977,900
   Deferred revenue, current portion                                    4,283,690       2,680,244
                                                                    -------------   -------------
Total current liabilities                                               5,795,357       4,538,963

Deferred revenue, less current portion                                    172,718         197,336
Notes payable - related party                                           3,500,000       3,500,000
                                                                    -------------   -------------
                                                                        9,468,075       8,236,299
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
    par value $0.01 per share; none issued or outstanding                    --              --
  Common shares - authorized 10,000,000 shares,
   par value $0.01 per share; issued 8,448,526 and 8,428,526 at
   January 31, 2016 and October 31, 2015, respectively                     84,484          84,284
   Additional paid-in capital                                          15,731,215      15,663,796
   Accumulated deficit                                                 (2,354,977)     (2,379,552)
                                                                    -------------   -------------
                                                                       13,460,722      13,368,528
   Treasury stock, at cost, 775,327 shares at January 31, 2016 and     (1,895,428)     (1,895,428)
    October 31, 2015, respectively
                                                                    -------------   -------------
Total stockholders' equity                                             11,565,294      11,473,100
                                                                    -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  21,033,369   $  19,709,399
                                                                    =============   =============

See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                THREE MONTHS ENDED JANUARY 31,
                                                                      2016           2015
                                                                -------------  --------------
REVENUES                                                        $   3,435,480  $    2,764,012

COST AND EXPENSES:
  Cost of revenues                                                  1,512,486       1,114,452
  Research and development expenses                                   183,409         182,275
  Selling, general, and administrative expenses                     1,633,501       1,181,854
                                                                -------------  --------------
                                                                    3,329,396       2,478,581
                                                                -------------  --------------

INCOME FROM OPERATIONS                                                106,084         285,431

Interest expense - related party                                       53,667          59,262
                                                                -------------  --------------
Income before income taxes                                             52,417         226,169

Provision for income taxes                                             27,842          85,000
                                                                -------------  --------------
NET INCOME                                                      $      24,575  $      141,169
                                                                =============  ==============

Net income per common share - basic                             $        --    $         0.02
                                                                =============  ==============
Net income per common share - diluted                           $        --    $         0.02
                                                                =============  ==============

Weighted average number of common shares outstanding - basic        7,660,590       7,654,928
                                                                =============  ==============
Weighted average number of common shares outstanding - diluted      7,736,288       7,825,820
                                                                =============  ==============

See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                            THREE MONTHS ENDED JANUARY 31,
                                                                 2016           2015
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $     24,575   $    141,169
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                785,742        710,085
     Provision for deferred taxes                                  26,276         85,000
     Provision for doubtful accounts                                8,990           --
     Stock-based compensation                                      57,219         28,695
     Changes in operating assets and liabilities:
       Accounts receivable                                     (1,595,370)      (293,796)
       Prepaid expenses and other current assets                  (56,282)       (64,352)
       Other assets                                                 6,164          6,710
       Accounts payable                                          (312,072)       151,406
       Accrued expenses and other current liabilities             (98,318)      (129,860)
       Deferred revenue                                         1,578,828         19,549
       Accrued interest - related party                              --           39,937
                                                             ------------   ------------
Total adjustments                                                 401,178        553,374
                                                             ------------   ------------
Net cash provided by operating activities                         425,752        694,543

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR Network                                                   (196,169)      (546,163)
Software development costs                                       (621,395)      (520,813)
Property and equipment                                            (86,620)       (94,324)
                                                             ------------   ------------
Net cash used in investing activities                            (904,184)    (1,161,300)
                                                             ------------   ------------

Proceeds from the exercise of stock options                        10,400         34,320

                                                             ------------   ------------
Net cash provided from financing activities                        10,400         34,320
                                                             ------------   ------------

Decrease in cash                                                 (468,032)      (432,437)

Cash - beginning of period                                        925,508        648,727
                                                             ------------   ------------
Cash - end of period                                         $    457,476   $    216,290
                                                             ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                   $     53,667   $     19,325
  Income taxes                                               $     50,737   $      9,033
  Non-cash investing activities - purchase
   of property and equipment under capital lease             $     63,336           --


See accompanying notes to consolidated financial statements.

                                                                    Page 5 of 19

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                January 31, 2016

                                  (Unaudited)

1. NATURE OF BUSINESS

PASSUR Aerospace, Inc. ("PASSUR(R)" or the "Company") is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. The Company is recognized as a leader in airline and airport operational efficiency and business aviation marketing and operational solutions, and is a pioneer in the successful use of big data, with an aviation intelligence platform and suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including under utilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several studies have estimated the annual direct costs of such inefficiencies at over $30 billion. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence ("COE"), a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR's solutions are used by the five largest North American airlines, over 60 airport customers (including 22 of the top 30 North American airports as customers - with PASSUR solutions also used at the remaining top eight airports by one or more PASSUR airline customers), more than 200 corporate aviation customers, and the U.S. government.

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

Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and emissions, while maximizing revenue opportunities, as well as optimizing airline completion rates and enhancing the passenger experience.

PASSUR gives operators the ability to optimize performance in today's air traffic management system, while bridging the needs of operators and government aviation agencies through collaborative information exchange, shared procedures, and common operating metrics. Many of PASSUR's core capabilities developed for the commercial sector help achieve Next Generation Air Transportation System ("NextGen") objectives. We believe these commercial solutions have helped operators extract maximum value and capacity from today's infrastructure while creating business and operational case studies for several core NextGen programs.

Commercial aviation operators using the airspace depend on information from the government Air Navigation Services Provider ("ANSP") for flight, airspace, and airport information outside their own fleets. PASSUR augments and integrates government information with data from its independent network (the largest passive commercial radar network in the world), with over 180 radar locations covering North America from coast to coast, and other installations in Europe and Asia. PASSUR provides faster aircraft position updates (from 1 to 4.6 seconds), and more complete information on aircraft. PASSUR's sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information.

PASSUR receives signals from aircraft that, when combined with our historical database of aircraft and airport behavior, including information recorded by our network over the last 10 years, allows the Company to know more about what has happened historically, and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airport should perform.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this quarterly report on Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2015, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 2015, and its consolidated results of operations and cash flows for the three months ended January 31, 2016 and 2015.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2016.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PASSUR and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements under which amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. Account receivable balances include amounts attributable to deferred revenues.

The provision for doubtful accounts was $45,000 and $30,000 as of January 31, 2016 and 2015, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes its provision is reasonable.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $621,000 for the three months ended January 31, 2016 and $521,000 for the three months ended January 31, 2015. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the asset's revised life.

DEFERRED TAX ASSET

The Company had a federal net operating loss carry-forward of $7,795,000 available for income tax purposes as of January 31, 2016, which will expire in various tax years from fiscal year 2022 through fiscal year 2030. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax asset will not be realized. The Company's deferred tax asset amount was $2,184,000 and $2,210,000 as of January 31, 2016 and October 31, 2015, respectively,and it was determined that it is more likely than not that the net operating loss carry-forward would be used. As of October 31, 2015, the Company had a federal net operating loss carry-forward of $7,847,000 available for income tax purposes, which will expire in various tax years from fiscal year 2022 through fiscal year 2030.

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

                                                    FOR THE THREE MONTHS ENDED
                                                           JANUARY 31,
                                                       2016        2015
                                                   ------------ ------------

Basic weighted average shares outstanding           7,660,590     7,654,928
Effect of dilutive stock options                       75,698       170,892
                                                   ------------ ------------
Diluted weighted average shares outstanding         7,736,288     7,825,820
                                                   ============ ============

Weighted average shares that are not included in    1,117,802       632,608
  the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.


STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires the measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $57,000 and $29,000 for the three months ended January 31, 2016 and 2015, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company has a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $3,500,000(the "Second Replacement Note") as of January 31, 2016. The Second Replacement Note bears a maturity date of November 1, 2017, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Second Replacement Note through January 31, 2016. In February of 2016 the Company paid $600,000 of principal of the Second Replacement Note to G.S. Beckwith Gilbert.

The Company believes that its liquidity is adequate to meet operating and investment requirements through March 3, 2017.

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

PASSUR's solutions are used by the five largest North American airlines, over 60 airport customers (including 22 of the top 30 North American airports as customers - with PASSUR solutions also used at the remaining top eight airports by one or more airline customers), more than 200 corporate aviation customers, and the U.S. government.

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

Revenues increased $671,000, or 24%, to $3,435,000 for the three months ended January 31, 2016, as compared to the same period in fiscal 2015. Customer subscriptions to the Company's suite of software applications and services increased compared to the prior year period by $555,000, or 20%, for the three months ended January 31, 2016. The Company had consulting and license revenue of $118,000 for the three months ended January 31, 2016, as compared to none in the same period in fiscal 2015. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and Surface Multilateration ("SMLAT")Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the Network, which includes the production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not break down its costs by product.

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed in the period.

Cost of revenues increased $398,000, or 36%, to $1,512,000 for the three months ended January 31, 2016, as compared to the same period in fiscal 2015.

In the current three month period compared to the same period in the prior year, the increase in cost of revenues primarily resulted from lower capitalized costs of $122,000 due to a decrease in the number of PASSUR and SMLAT Systems manufactured, shipped, and installed in the field, higher amortization of $108,000, higher compensation related costs of $92,000,and an increase in consulting costs of $78,000.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. Research and development expenses were consistent for the three months ended January 31, 2016, as compared to the same period in fiscal year 2015.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $452,000, or 38%, for the three months ended January 31, 2016, as compared to the same period in fiscal year 2015. The increase in the current three month period compared to the same period in the prior year was primarily due to an increase in compensation and related costs of $436,000, primarily due to an increase in headcount.

INCOME FROM OPERATIONS

Income from operations decreased $179,000, or 63%,for the three months ended January 31, 2016, to $106,000 as compared to the same period in fiscal year 2015. This decrease in the three months ended January 31, 2016, was largely due to an increase in total costs and expenses of $850,000, or 34%, partially offset by an increase in revenue of $671,000, or 24%, as compared to the same period in fiscal year 2015.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $6,000, or 9%, for the three months ended January 31, 2016, as compared to the same period in fiscal year 2015, due to the lower principal balance on the note.

NET INCOME

The Company had net income of $25,000, or $0.00 per diluted share, for the three months ended January 31, 2016, as compared to net income of $141,000, or $0.02 per diluted share, for the same period in fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by $1,701,000 as of January 31, 2016. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,500,000 as of January 31, 2016, with a maturity of November 1, 2017. In February of 2016 the Company paid $600,000 of principal of the Second Replacement Note to G.S. Beckwith Gilbert.

The Company's stockholders' equity was $11,565,000 as of January 31, 2016. The Company had net income of $25,000 for the three months ended January 31, 2016.

Management is addressing the Company's working capital deficiency by aggressively marketing the Company's PASSUR and SMLAT Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed.

Since the PASSURs and SMLATS manufactured by PASSUR are not sold, but used by the Company in its wholly-owned networks, PASSUR's inventory of parts, work in process, and finished goods (not yet installed in the networks) located at its plant of $1,785,000 is not included in Total current assets, but rather is included in the PASSUR Network, net, a long term asset.

Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. The Company believes that its liquidity is adequate to meet operating and investment requirements through March 3, 2017.

Net cash provided by operating activities was $362,000 for the three months ended January 31, 2016, and consisted of $25,000 of net income, depreciation and amortization of $786,000, and stock-based compensation expense of $57,000, with the balance offset by a decrease in operating assets and an increase in operating liabilities. Net cash used in investing activities was $904,000 for the three months ended January 31, 2016, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional servers at our redundant server center in Orlando, Florida. Net cash provided by financing was $74,000 for the three months ended January 31, 2016, which consisted of an equipment lease for computer servers in Orlando, Florida and the exercise of stock options of $10,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

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

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective beginning in 2018, with early adoption permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, which amends the ASC and creates Topic 842, Leases. Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous US GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2016.

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

* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

DATED: MARCH 10, 2016                 By:  /s/ James T. Barry
                                           ------------------
                                           James T. Barry
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

DATED: MARCH 10, 2016                 By:  /s/ David M. Henderson
                                           -----------------------
                                           David M. Henderson
                                           Chief Financial Officer,Senior Vice
                                           President,Treasurer, and
                                           Secretary(Principal Financial and
                                           Accounting Officer)