Form 10-Q
period 2016-04-30
PASSUR Aerospace, Inc.
filed 2016-06-09
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to _______

                        Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New York                               11-2208938
---------------------------------      --------------------------------------
  (State or Other Jurisdiction
of Incorporation or Organization)      (I.R.S. Employer Identification No.)

One Landmark Square, Suite 1900, Stamford, Connecticut           06901
------------------------------------------------------        ----------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]NO [X]

================================================================================

--------------------------------------------------------------------------------

There were 7,690,199 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of June 3, 2016.

                                     INDEX

                      PASSUR Aerospace, Inc.and Subsidiary


                                                                           PAGE
                                                                           ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of April 30, 2016 (unaudited)
           and October 31, 2015.                                               3

           Consolidated Statements of Income (unaudited)
           Six months ended April 30, 2016 and 2015.                           4

           Consolidated Statements of Income (unaudited)
           Three months ended April 30, 2016 and 2015.                         5

           Consolidated Statements of Cash Flows (unaudited)
           Six months ended April 30, 2016 and 2015.                           6

           Notes to Consolidated Financial Statements (unaudited)              7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.        16

Item 4.    Controls and Procedures.                                           17

PART II.   OTHER INFORMATION                                                  17

Item 5.    Other Information.                                                 17

Item 6.    Exhibits.                                                          17

Signatures.                                                                   18

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                                       APRIL 30,      October 31,
                                                                        2016              2015
                                                                   --------------   ---------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash                                                            $    1,156,549   $       925,508
   Accounts receivable, net                                             1,272,759         1,234,986
   Deferred tax asset, current                                            551,671           551,671
   Prepaid expenses and other current assets                              265,462           157,930
                                                                   --------------   ---------------
Total current assets                                                    3,246,441         2,870,095

PASSUR Network, net                                                     5,844,328         5,902,751
Capitalized software development costs, net                             8,114,089         7,684,603
Property and equipment, net                                             1,339,022         1,353,532
Deferred tax asset, non-current                                         1,569,238         1,658,557
Other assets                                                              228,265           239,861
                                                                   --------------   ---------------
TOTAL ASSETS                                                       $   20,341,383   $    19,709,399
                                                                   ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $      306,815   $       880,819
   Accrued expenses and other current liabilities                       1,251,573           977,900
   Deferred revenue, current portion                                    3,574,450         2,680,244
                                                                   --------------   ---------------
Total current liabilities                                               5,132,838         4,538,963

Deferred revenue, less current portion                                    508,141           197,336
Notes payable - related party                                           2,900,000         3,500,000
                                                                   --------------   ---------------
                                                                        8,540,979         8,236,299
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
   par value $0.01 per share; none issued or outstanding                     --                --
  Common shares - authorized 10,000,000 shares,
   par value $0.01 per share; issued 8,465,526 and 8,428,526
   at April 30, 2016 and October 31, 2015, respectively                    84,654            84,284
  Additional paid-in capital                                           15,844,020        15,663,796
  Accumulated deficit                                                  (2,232,842)       (2,379,552)
                                                                   --------------   ---------------
                                                                       13,695,832        13,368,528
   Treasury stock, at cost, 775,327 shares at both April 30, 2016
    and October 31, 2015                                               (1,895,428)       (1,895,428)

                                                                   --------------   ---------------
Total stockholders' equity                                             11,800,404        11,473,100
                                                                   --------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   20,341,383   $    19,709,399
                                                                   ==============   ===============

See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                   SIX MONTHS ENDED APRIL 30,
                                                                      2016            2015
                                                                -------------  --------------
REVENUES                                                        $   7,244,882  $    5,985,511

COST AND EXPENSES:
  Cost of revenues                                                  3,132,625       2,506,491
  Research and development expenses                                   409,513         368,374
  Selling, general, and administrative expenses                     3,360,634       2,408,638
                                                                -------------  --------------
                                                                    6,902,772       5,283,503
                                                                -------------  --------------

INCOME FROM OPERATIONS                                                342,110         702,008

Interest expense - related party                                       97,567         116,591
                                                                -------------  --------------
Income before income taxes                                            244,543         585,417

Provision for income taxes                                             97,834         292,361
                                                                -------------  --------------
NET INCOME                                                      $     146,709  $      293,056
                                                                =============  ==============

Net income per common share - basic                             $        0.02  $         0.04

                                                                =============  ==============
Net income per common share - diluted                           $        0.02  $         0.04
                                                                =============  ==============

Weighted average number of common shares outstanding - basic        7,669,078       7,655,496
                                                                =============  ==============
Weighted average number of common shares outstanding - diluted      7,711,104       7,826,385
                                                                =============  ==============

See accompanying notes to consolidated financial statements.



                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                 THREE MONTHS ENDED APRIL 30,
                                                                      2016            2015
                                                                -------------  ---------------
REVENUES                                                        $   3,809,402  $     3,221,499

COST AND EXPENSES:
  Cost of revenues                                                  1,620,138        1,392,039
  Research and development expenses                                   226,104          186,098
  Selling, general, and administrative expenses                     1,727,133        1,226,785
                                                                -------------  ---------------
                                                                    3,573,375        2,804,922
                                                                -------------  ---------------

INCOME FROM OPERATIONS                                                236,027          416,577

Interest expense - related party                                       43,900           57,329
                                                                -------------  ---------------
Income before income taxes                                            192,127          359,248

Provision for income taxes                                             69,992          207,361
                                                                -------------  ---------------
NET INCOME                                                      $     122,135  $       151,887
                                                                =============  ===============

Net income per common share - basic                             $        0.02  $          0.02
                                                                =============  ===============
Net income per common share - diluted                           $        0.02  $          0.02
                                                                =============  ===============

Weighted average number of common shares outstanding - basic        7,677,755        7,656,083
                                                                =============  ===============
Weighted average number of common shares outstanding - diluted      7,718,942        7,823,525
                                                                =============  ===============

See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                                SIX MONTHS ENDED APRIL 30,
                                                                   2016           2015
                                                              ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    146,709   $     293,056
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                              1,612,147       1,458,210
     Provision for deferred taxes                                  89,319         282,000
     Provision for doubtful accounts                               15,889          15,000
     Stock-based compensation                                     162,374         112,478
     Changes in operating assets and liabilities:
       Accounts receivable                                        (53,662)     (1,195,135)
       Prepaid expenses and other current assets                 (138,816)       (152,055)
       Other assets                                                11,597         (98,914)
       Accounts payable                                          (574,004)        (63,250)
       Accrued expenses and other current liabilities             273,673          17,220
       Deferred revenue                                         1,205,011       1,662,620
                                                             ------------   -------------
Total adjustments                                               2,603,528       2,038,174
                                                             ------------   -------------
Net cash provided by operating activities                       2,750,237       2,331,230

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR Network                                                   (393,356)       (660,721)
Software development costs                                     (1,319,982)     (1,193,170)
Property and equipment                                           (224,078)       (241,082)
                                                             ------------   -------------
Net cash used in investing activities                          (1,937,416)     (2,094,973)
                                                             ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                           --          (271,954)
Payment of notes payable-related party                           (600,000)           --
Proceeds from the exercise of stock options                        18,220          34,320
                                                             ------------   -------------
Net cash used in financing activities                            (581,780)       (237,634)
                                                             ------------   -------------

Increase(decrease) in cash                                        231,041          (1,377)

Cash - beginning of period                                        925,508         648,727
                                                             ------------   -------------
Cash - end of period                                         $  1,156,549   $     647,350
                                                             ============   =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                   $     97,567   $     116,591
  Income taxes                                               $     57,686   $      24,122

See accompanying notes to consolidated financial statements.

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 April 30, 2016

                                  (Unaudited)

1. NATURE OF BUSINESS
   ------------------

PASSUR Aerospace, Inc. ("PASSUR(R)" or the "Company") is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. The Company is recognized as a leader in airline and airport operational efficiency and business aviation marketing and operational solutions, and is a pioneer in the successful use of big data, with an aviation intelligence platform and suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions, among others. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence ("COE"), a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

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

Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and emissions. These solutions maximize revenue opportunities, optimize airline completion rates and enhance the passenger experience.

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

PASSUR receives signals from aircraft that, when combined with our historical database of aircraft and airport behavior, including information recorded by our network over the last 10 years, allow the Company to know more about what has happened historically, and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airport should perform.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this quarterly report on Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2015, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 2016, and its consolidated results of operations and cash flows for the six months ended April 30, 2016 and 2015.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ended October 31, 2016.

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

The provision for doubtful accounts was $45,000 as of April 30, 2016 and 2015, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes its provision is reasonable.

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

Since the PASSURs and SMLATS manufactured by PASSUR are not sold, but used by the Company in its wholly-owned networks, PASSUR's inventory of parts, work in process, and finished goods (not yet installed in the networks) located at its plant of $2,045,000 as of April 30, 2016, is not included in Total current assets, but rather is included in the PASSUR Network, net, a long term asset.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $1,320,000 for the six months ended April 30, 2016 and

$1,193,000 for the six months ended April 30, 2015. The Company amortized $890,000 for the six months ended April 30, 2016 and $734,000 for the six months ended April 30, 2015. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years.

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

DEFERRED TAX ASSET

The Company had a federal net operating loss carry-forward of $7,355,000 available for income tax purposes as of April 30, 2016, which will expire in various tax years from fiscal year 2022 through fiscal year 2030. As of October 31, 2015, the Company had a federal net operating loss carry-forward of $7,847,000 available for income tax purposes. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax asset will not be realized. The Company's deferred tax asset amount was $2,121,000 and $2,210,000 as of April 30, 2016 and October 31, 2015,
respectively, and it was determined that it is more likely than not that the net operating loss carry-forward would be used.

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


                                                FOR THE THREE MONTHS ENDED FOR THE SIX MONTHS ENDED
                                                          APRIL 30,                 APRIL 30,
                                                     2016         2015         2016          2015
                                                 --------------------------------------------------

Basic weighted average shares outstanding         7,677,755     7,656,083    7,669,078    7,655,496
Effect of dilutive stock options                     41,187       167,442       42,026      170,889
                                                -----------  ------------  -----------  -----------
Diluted weighted average shares outstanding       7,718,942     7,823,525    7,711,104    7,826,385
                                                ===========  ============  ===========  ===========

Weighted average shares which are not included    1,004,000       572,680      986,500      817,611
  in the calculation of diluted net income per
  share because their impact is anti-dilutive.
  These shares consist of stock options.

STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires the measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $105,000 and $83,000 and $162,000 and $112,000 for the three and six months ended April 30, 2016 and 2015, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company has a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $2,900,000(the "Second Replacement Note") as of April 30, 2016. The Second Replacement Note bears a maturity date of November 1, 2017, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Second Replacement Note through April 30, 2016.

The Company believes that its liquidity is adequate to meet operating and investment requirements through June 6, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the uncertainties related to the ability of the Company to sell its existing product and professional service lines, as well as its new products and professional services (due to potential competitive pressure from other companies or other products), as well as the potential for terrorist attacks, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Solutions offered by PASSUR help to ensure flight completion. They cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and emissions. These solutions maximize revenue opportunities, optimize airline completion rates and enhance the passenger experience.

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

Revenues increased $588,000, or 18%, and $1,259,000, or 21%,to $3,809,000 and
$7,245,000, for the three and six months ended April 30, 2016, as compared to the same periods in fiscal year 2015. Customer subscriptions to the Company's suite of software applications and services increased compared to the prior year periods by $480,000, or 16%, and $1,039,000, or 18%,for the three and six months ended April 30, 2016. The Company had consulting and license revenue of $159,000 and $277,000 for the three and six months ended April 30, 2016, as compared to $48,000 for the three and six month periods in fiscal year 2015. The Company continues to develop and deploy new software applications and solutions, as well as a wide selection of products which address customers' needs, easily delivered through web-based applications, as well as other new products which include stand-alone professional services.

COST OF REVENUES

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and Surface Multilateration ("SMLAT")Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the Network, which includes the production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as "Capitalized Assets," and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not break down its costs by product.

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed in the period.

Cost of revenues increased $228,000, or 16%, and $626,000, or 25%,to $1,620,000
and $3,133,000,for the three and six months ended April 30, 2016, as compared to the same periods in fiscal year 2015.

In the current three month period compared to the same period in the prior year, there was an increase in compensation related costs of $79,000 and consulting of $68,000 due to additional software developers as employees and consultants,and an increase in the amortization of $68,000 due to the release, sale, and installation of new products in this fiscal year. Total capitalization of costs for software development projects, the number of PASSUR and SMLAT Systems manufactured, shipped, and installed in the field, and data center development costs was consistent compared to the same three month period in the prior year.

In the current six month period compared to the same period in the prior year, the increase in cost of revenues primarily resulted from an increase in compensation related costs of $178,000 and consulting of $140,000 due to additional software developers as employees and consultants, and an increase in the amortization of $168,000 due to the release, sale, and installation of new products in this fiscal year. These increases were partially offset by a reduction in depreciation of $52,000. Capitalization of costs for the number of PASSUR and SMLAT Systems manufactured, shipped, and installed in the field decreased $203,000 primarily due to a reduction in manufacturing activity. Capitalization of software development projects increased $127,000 and capitalization of data center development costs decreased $64,000 compared to the same six month period in the prior year.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $40,000, or 21%, and $41,000, or 11%,to $226,000 and $410,000, for the three and six months ended April 30, 2016, as compared to the same periods in fiscal year 2015. The increase in the current three and six month periods compared to the same periods in the prior year was primarily due to an increase in compensation and related costs.

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses increased $500,000, or 41%, and $952,000, or 40%, for the three and six months ended April 30, 2016, as compared to the same periods in fiscal year 2015. The increase in the current three and six month periods compared to the same periods in the prior year was primarily due to an increase in compensation and related costs of $479,000 and $913,000, primarily due to an increase in headcount.

INCOME FROM OPERATIONS

Income from operations decreased $181,000, or 43%, and $360,000, or 51%, for the three and six months ended April 30, 2016,as compared to the same periods in fiscal year 2015. The decrease in the three and six month periods was due to an increase in total costs and expenses of $768,000, or 27%, and $1,619,000, or 31%. The increase in costs and expenses in the three and six month periods was largely due to an increase in headcount in the third and fourth quarter of fiscal year 2015 made to accommodate an anticipated increase in business activity in fiscal year 2016. Total compensation and related costs increased $606,000, or 37%, and $1,156,000, or 36%, for the three and six months ended April 30, 2016, and revenue increased $588,000, or 18%, and $1,259,000, or 21%, for those same periods.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $13,000, or 23%, and $19,000, or 16%, for the three and six months ended April 30, 2016, as compared to the same periods in fiscal year 2015, due to the lower principal balance on the note.

NET INCOME

The Company had net income of $122,000, or $0.02 per diluted share, and $147,000, or $0.02 per diluted share, for the three and six months ended April 30, 2016, as compared to net income of $152,000, or $0.02 per diluted share, and $293,000, or $0.04 per diluted share, for the same periods in fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceeded its current liabilities, excluding deferred revenue, by $1,688,000 as of April 30, 2016. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $2,900,000 as of April 30, 2016, compared to $3,500,000 as of October 31, 2015, with a maturity of November 1, 2017.

The Company's stockholders' equity was $11,800,000 as of April 30, 2016. The Company had net income of $147,000 for the six months ended April 30, 2016.

Management is addressing the Company's working capital deficiency by aggressively marketing the Company's PASSUR and SMLAT Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed.

Since the PASSURs and SMLATS manufactured by PASSUR are not sold, but used by the Company in its wholly-owned networks, PASSUR's inventory of parts, work in process, and finished goods (not yet installed in the networks) located at its plant of $2,045,000 as of April 30, 2016, is not included in Total current assets, but rather is included in the PASSUR Network, net, a long term asset.

Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. The Company believes that its liquidity is adequate to meet operating and investment requirements through June 6, 2017.

Net cash provided by operating activities was $2,750,000 for the six months ended April 30, 2016, and consisted of $147,000 of net income, depreciation and amortization of $1,612,000, and stock-based compensation expense of $162,000, with the balance offset by a decrease in operating assets and an increase in operating liabilities. Net cash used in investing activities was $1,937,000 for the six months ended April 30, 2016, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional servers at our redundant server center in Orlando, Florida. Net cash used by financing was $582,000 for the six months ended April 30, 2016, which consisted of repayment of note payable of $600,000, less cash from the exercise of stock options of $18,000.

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

In August 2014, the FASB issued new guidance which requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable), and to provide related footnote disclosures in certain circumstances. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, which for the Company is the annual period ending October 31, 2017. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued new guidance on accounting for employee share-based payment awards to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2018. Early adoption, including adoption in an interim period, is permitted. The standard requires the use of several transition methods including a modified retrospective transition method, retrospective method and prospective method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2016.

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

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002.

101.ins*  XBRL Instance

101.xsd*  XBRL Schema

101.cal*  XBRL Calculation

101.def*  XBRL Definition

101.lab*  XBRL Label

101.pre*  XBRL Presentation

* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

DATED: JUNE 9, 2016        By:       /s/ James T. Barry
                                     -------------------
                                     James T. Barry
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

DATED: JUNE 9, 2016        By:      /s/ David M. Henderson
                                    ----------------------
                                    David M. Henderson
                                    Chief Financial Officer,Senior Vice
                                    President,Treasurer, and
                                    Secretary(Principal Financial and
                                    Accounting Officer)