Form 10-Q
period 2016-07-31
PASSUR Aerospace, Inc.
filed 2016-09-09
CIK 225628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [XX]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to _______

                        Commission file number 000-7642

                             PASSUR AEROSPACE, INC.
  ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         New York                                        11-2208938
         --- ----                                        ----------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)

One Landmark Square, Suite 1900, Stamford, Connecticut              06901
--- -------- ------- ----- ----- --------- -----------              -----
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]NO [X]

================================================================================
--------------------------------------------------------------------------------

There were 7,690,199 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of September 7, 2016.

                                     INDEX

                     PASSUR Aerospace, Inc. and Subsidiary


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of July 31, 2016 (unaudited)           3
         and October 31, 2015.

         Consolidated Statements of Income (unaudited)                         4
         Nine months ended July 31, 2016 and 2015.

         Consolidated Statements of Income (unaudited)                         5
         Three months ended July 31, 2016 and 2015.

         Consolidated Statements of Cash Flows (unaudited)                     6
         Nine months ended July 31, 2016 and 2015.

         Notes to Consolidated Financial Statements (unaudited)                7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                       12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.          16

Item 4.  Controls and Procedures.                                             16

PART II. OTHER INFORMATION                                                    17

Item 5.  Other Information.                                                   17

Item 6.  Exhibits.                                                            17

Signatures.                                                                   18

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PASSUR Aerospace, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                                          JULY 31,       October 31,
                                                                           2016             2015
                                                                      --------------   -------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash                                                               $    1,245,645   $     925,508
   Accounts receivable, net                                                1,185,228       1,234,986
   Deferred tax asset, current                                               551,671         551,671
   Prepaid expenses and other current assets                                 399,130         157,930
                                                                      --------------   -------------
Total current assets                                                       3,381,674       2,870,095

PASSUR Network, net                                                        5,799,784       5,902,751
Capitalized software development costs, net                                8,223,196       7,684,603
Property and equipment, net                                                1,302,458       1,353,532
Deferred tax asset, non-current                                            1,435,675       1,658,557
Other assets                                                                 223,452         239,861
                                                                      --------------   -------------
TOTAL ASSETS                                                          $   20,366,239   $  19,709,399
                                                                      ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $      480,356   $     880,819
   Accrued expenses and other current liabilities                          1,122,738         977,900
   Deferred revenue, current portion                                       3,505,482       2,680,244
                                                                      --------------   -------------
Total current liabilities                                                  5,108,576       4,538,963

Deferred revenue, less current portion                                       463,255         197,336
Notes payable - related party                                              2,700,000       3,500,000
                                                                      --------------   -------------
                                                                           8,271,831       8,236,299
COMMITMENT AND CONTINGENCIES

Stockholders' equity:
  Preferred shares - authorized 5,000,000 shares,
   par value $0.01 per share; none issued or outstanding                        --              --
  Common shares - authorized 10,000,000 shares,
   par value $0.01 per share; issued 8,465,526 and
   8,428,526 at July 31, 2016 and October 31, 2015, respectively              84,655          84,284
   Additional paid-in capital                                             15,956,723      15,663,796
   Accumulated deficit                                                    (2,051,542)     (2,379,552)
                                                                      --------------   -------------
                                                                          13,989,836      13,368,528
   Treasury stock, at cost, 775,327 shares at both July 31, 2016 and
    October 31, 2015                                                      (1,895,428)     (1,895,428)
                                                                      --------------   -------------
Total stockholders' equity                                                12,094,408      11,473,100
                                                                      --------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   20,366,239   $  19,709,399
                                                                      ==============   =============

See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)




                                                                    NINE MONTHS ENDED JULY 31,
                                                                      2016            2015
                                                                --------------  --------------
REVENUES                                                        $   11,071,991  $    9,229,586

COST AND EXPENSES:
  Cost of revenues                                                   4,779,657       3,803,288
  Research and development expenses                                    641,255         553,924
  Selling, general, and administrative expenses                      4,946,624       4,078,973
                                                                --------------  --------------
                                                                    10,367,536       8,436,185
                                                                --------------  --------------

INCOME FROM OPERATIONS                                                 704,455         793,401

Interest expense - related party                                       141,933         170,875
                                                                --------------  --------------
Income before income taxes                                             562,522         622,526

Provision for income taxes                                             234,512         307,050
                                                                --------------  --------------
NET INCOME                                                      $      328,010  $      315,476
                                                                ==============  ==============

Net income per common share - basic                             $         0.04  $         0.04
                                                                ==============  ==============
Net income per common share - diluted                           $         0.04  $         0.04
                                                                ==============  ==============

Weighted average number of common shares outstanding - basic         7,676,170       7,647,066
                                                                ==============  ==============
Weighted average number of common shares outstanding - diluted       7,725,333       7,769,760
                                                                ==============  ==============


See accompanying notes to consolidated financial statements.




                     PASSUR Aerospace, Inc. and Subsidiary

                       Consolidated Statements of Income

                                  (Unaudited)


                                                                   THREE MONTHS ENDED JULY 31,
                                                                     2016             2015
                                                                -------------  --------------

REVENUES                                                        $   3,827,108  $    3,244,075

COST AND EXPENSES:
  Cost of revenues                                                  1,647,033       1,296,796
  Research and development expenses                                   231,742         185,550
  Selling, general, and administrative expenses                     1,585,989       1,670,334
                                                                -------------  --------------
                                                                    3,464,764       3,152,680
                                                                -------------  --------------

INCOME FROM OPERATIONS                                                362,344          91,395

Interest expense - related party                                       44,367          54,285
                                                                -------------  --------------
Income before income taxes                                            317,977          37,110

Provision for income taxes                                            136,677          14,690
                                                                -------------  --------------
NET INCOME                                                      $     181,300  $       22,420
                                                                =============  ==============

Net income per common share - basic                             $        0.02  $         0.00
                                                                =============  ==============
Net income per common share - diluted                           $        0.02  $         0.00
                                                                =============  ==============

Weighted average number of common shares outstanding - basic        7,690,199       7,630,482
                                                                =============  ==============
Weighted average number of common shares outstanding - diluted      7,751,483       7,753,176
                                                                =============  ==============

See accompanying notes to consolidated financial statements.


                     PASSUR Aerospace, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                                NINE MONTHS ENDED JULY 31,
                                                                  2016            2015
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $     328,010   $     315,475
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                               2,469,268       2,237,699
     Provision for deferred taxes                                  222,882         286,000
     Provision for doubtful accounts                                18,236           6,675
     Stock-based compensation                                      275,077         226,613
     Changes in operating assets and liabilities:
         Accounts receivable                                        31,523         166,612
         Prepaid expenses and other current assets                (283,158)        (49,539)
         Other assets                                               16,409        (109,806)
         Accounts payable                                         (400,463)        (39,899)
         Accrued expenses and other current liabilities            144,837         (95,501)
         Deferred revenue                                        1,091,158       1,337,489
                                                             -------------   -------------
Total adjustments                                                3,585,769       3,966,343
                                                             -------------   -------------
Net cash provided by operating activities                        3,913,779       4,281,818

CASH FLOWS FROM INVESTING ACTIVITIES
PASSUR Network                                                    (597,894)     (1,309,357)
Software development costs                                      (1,898,521)     (1,769,847)
Property and equipment                                            (315,447)       (324,824)
                                                             -------------   -------------
Net cash used in investing activities                           (2,811,862)     (3,404,028)
                                                             -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                            --          (271,954)
Payment of notes payable-related party                            (800,000)       (364,880)
Proceeds from the exercise of stock options                         18,220          51,120
                                                             -------------   -------------
Net cash used in financing activities                             (781,780)       (585,714)
                                                             -------------   -------------

Increase in cash                                                   320,137         292,077

Cash - beginning of period                                         925,508         648,727
                                                             -------------   -------------
Cash - end of period                                         $   1,245,645   $     940,804
                                                             =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
  Interest - related party                                   $     141,933   $     170,875
  Income taxes                                               $      60,799   $      34,812


See accompanying notes to consolidated financial statements.

                                                                    Page 6 of 21

                     PASSUR Aerospace, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 July 31, 2016

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information contained in this quarterly report on Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2015, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of July 31, 2016, and its consolidated results of operations and cash flows for the nine months ended July 31, 2016 and 2015.

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

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB")ASC 605-15, ("Revenue Recognition in Financial Statements") which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.


The Company's revenues are generated by selling: (1) subscription-based, real-time decision and solution information and services and (2) professional services.

Revenues generated from subscription agreements are recognized over the term of such executed agreements and/or the customer's receipt of such data or services. In accordance with ASC 605-15, the Company recognizes revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to its hosted servers, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases the Company will defer at the close of each month and/or reporting period any subscription revenues invoiced for which services have yet to be rendered, in accordance with ASC 605-15. Revenues generated by professional services are recognized when services are provided.

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

The provision for doubtful accounts was $48,000 and $47,000 as of July 31, 2016 and October 31, 2015, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes its provision is reasonable.

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

Since the PASSURs and SMLATS manufactured by PASSUR are not sold, but used by the Company in its wholly-owned networks, PASSUR's inventory of parts, work in process, and finished goods (not yet installed in the networks) located at its plant of $2,076,000 as of July 31, 2016, is not included in Total current assets, but rather is included in the PASSUR Network, net, a long term asset.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $579,000 and $1,899,000 for the three and nine months ended July 31, 2016 and $577,000 and $1,770,000 for the three and nine months ended July 31, 2015, respectively. The Company amortized $469,000 and $1,360,000 of capitalized software development costs for the three and nine months ended July 31, 2016 and $411,000 and $1,146,000 of capitalized software development costs for the three and nine months ended July 31, 2015, respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically five years.

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

DEFERRED TAX ASSET

The Company had a federal net operating loss carry-forward of $7,322,000 available for income tax purposes as of July 31, 2016, which will expire in various tax years from fiscal year 2022 through fiscal year 2030. As of October 31, 2015, the Company had a federal net operating loss carry-forward of $7,847,000 available for income tax purposes. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance would be established if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax asset will not be realized. The Company's deferred tax asset amount was $1,987,000 and $2,210,000 as of July 31, 2016 and October 31, 2015,
respectively,and it was determined that it is more likely than not that the net operating loss carry-forward would be used.

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

Additionally, on a recurring basis, the Company uses fair value measures when analyzing asset impairments. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present, and the review indicates that the assets will not be fully recoverable based on the undiscounted estimated future cash flows expected to result from the use of the assets, their carrying values are reduced to estimated fair value.

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

                                                 FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                          JULY 31,                     JULY 31,
                                                    2016         2015          2016           2015
                                                -----------  ------------  ------------  --------------

Basic weighted average shares outstanding         7,690,199     7,630,482     7,676,170       7,647,066
Effect of dilutive stock options                     61,284       122,694        49,163         122,694
                                                -----------  ------------  ------------  --------------
Diluted weighted average shares outstanding
                                                  7,751,483     7,753,176     7,725,333       7,769,760
                                                ===========  ============  ============  ==============



Weighted average shares which are not included      917,500       908,306       991,500         908,306
  in the calculation of diluted net income per
  share because their impact is anti-dilutive.
  These shares consist of stock options.


STOCK-BASED COMPENSATION

The Company follows FASB ASC 718 "Compensation-Stock Compensation," which requires the measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $113,000 and $114,000 and $275,000 and $227,000 for the three and nine months ended July 31, 2016 and 2015, respectively, and was primarily included in selling, general, and administrative expenses.

3. NOTES PAYABLE - RELATED PARTY

The Company has a note payable to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $2,700,000(the "Second Replacement Note") as of July 31, 2016. The Second Replacement Note bears a maturity date of November 1, 2017, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Second Replacement Note through July 31, 2016.

The Company believes that its liquidity is adequate to meet operating and investment requirements through September 9, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the uncertainties related to the ability of the Company to sell its existing product and professional service lines, as well as its new products and professional services (due to potential competitive pressure from other companies or other products), as well as the potential for terrorist attacks, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Solutions offered by PASSUR cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and emissions. These solutions maximize revenue opportunities, optimize airline completion rates and enhance the passenger experience.

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

Revenues increased $583,000, or 18%, and $1,842,000, or 20%, to $3,827,000 and
$11,072,000, for the three and nine months ended July 31, 2016, as compared to the same periods in fiscal year 2015. Customer subscriptions to the Company's suite of software applications and services for the three and nine months ended July 31, 2016 increased by $477,000, or 15%, and $1,516,000, or 17%,compared to the same periods in the prior year. The Company had consulting and license revenue of $131,000 and $408,000 for the three and nine months ended July 31, 2016, as compared to $29,000 and $76,000 for the three and nine month periods in fiscal year 2015. The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers' needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

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

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized rather than expensed in the period.

Cost of revenues increased $350,000, or 27%, and $976,000, or 26%,to $1,647,000
and $4,780,000,for the three and nine months ended July 31, 2016, as compared to the same periods in fiscal year 2015.

In the current three month period compared to the same period in the prior year, there was an increase in amortization of $69,000 due to the release, sale, and installation of new products in this fiscal year,and an increase in consulting costs of $25,000 due to the use of additional software developers as consultants. Total capitalization of costs for software development projects,for PASSUR and SMLAT Systems manufactured, shipped, and installed in the field, and data center development costs decreased $253,000 primarily due to a reduction in manufacturing activity, compared to the same three month period in the prior year.

In the current nine month period compared to the same period in the prior year, the increase in cost of revenues primarily resulted from an increase in compensation related costs of $131,000 and consulting of $167,000 due to the use of additional software developers as employees and consultants, and an increase in amortization of $220,000 due to the release, sale, and installation of new products in this fiscal year. These increases were partially offset by a reduction in depreciation of $50,000. Capitalization of costs for PASSUR and SMLAT Systems manufactured, shipped,and installed in the field decreased $378,000 primarily due to a reduction in manufacturing activity. Capitalization of software development projects increased $129,000 and capitalization of data center development costs decreased $61,000 compared to the same nine month period in the prior year.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $46,000, or 25%, and $87,000, or 16%,to $232,000 and $641,000, for the three and nine months ended July 31, 2016, as compared to the same periods in fiscal year 2015. The increase in the current three and nine month periods compared to the same periods in the prior year was primarily due to an increase in compensation and related costs.

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses decreased $84,000, or 5%, for the three months ended July 31, 2016 and increased $868,000, or 21%, for the nine months ended July 31, 2016, as compared to the same periods in fiscal year 2015. The decrease in the current three months was primarily due to a decrease in recruitment fees of $77,000, lower legal and accounting fees of $37,000 and lower travel and entertainment expenses of $23,000. In addition, the Company spent $102,000 on a user conference in the third quarter of fiscal year 2015, which did not take place in fiscal year 2016. These costs reductions were partially offset by an increase in compensation expense of $171,000 for the three months ended July 31, 2016. The increase in the current nine month period compared to the same period in the prior year was primarily due to an increase in compensation and related costs of $948,000, primarily due to an increase in headcount. This increase was partially offset by a reduction in travel and entertainment expenses of $67,000.

INCOME FROM OPERATIONS

Income from operations increased $271,000, or 296%,for the three months ended July 31, 2016, and decreased $89,000, or 11%,for the nine months ended July 31, 2016,as compared to the same periods in fiscal year 2015. The increase in the three month period was due to an increase in revenue of $583,000, or 18%, offset by an increase in total costs and expenses of $312,000, or 10%.The decrease in the nine month period was due to an increase in total costs and expenses of $1,931,000, or 23%, partially offset by an increase in revenue of $1,842,000, or 20%.The increase in costs and expenses in the three and nine month periods was largely due to an increase in headcount in the third and fourth quarter of fiscal year 2015 made to accommodate an anticipated increase in business activity in fiscal year 2016. Total compensation and related costs increased $187,000, or 9%, and $1,194,000, or 22%, for the three and nine months ended July 31, 2016, and revenue increased $583,000, or 18%, and $1,842,000, or 20%, for those same periods.

INTEREST EXPENSE - RELATED PARTY

Interest expense - related party decreased $10,000, or 18%, and $29,000, or 17%,for the three and nine months ended July 31, 2016, as compared to the same periods in fiscal year 2015, due to the lower principal balance on the note.

NET INCOME

The Company had net income of $181,000, or $0.02 per diluted share, and $328,000, or $0.04 per diluted share, for the three and nine months ended July 31, 2016, as compared to net income of $22,000, or $0.00 per diluted share, and $315,000, or $0.04 per diluted share, for the same periods in fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceeded its current liabilities, excluding deferred revenue, by $1,779,000 as of July 31, 2016. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $2,700,000 as of July 31, 2016, compared to $3,500,000 as of October 31, 2015, with a maturity of November 1, 2017.

The Company's stockholders' equity was $12,094,000 as of July 31, 2016. The Company had net income of $328,000 for the nine months ended July 31, 2016.

PASSURs and SMLATS manufactured by PASSUR are not sold, but used by the Company in its wholly-owned networks, PASSUR's inventory of parts, work in process, and finished goods (not yet installed in the networks) located at its plant of $2,076,000 as of July 31, 2016, is not included in Total current assets, but rather is included in the PASSUR Network, net, a long term asset.

Management believes that expanding its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, through the continued development of new product and service offerings, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. The Company believes that its liquidity is adequate to meet operating and investment requirements through September 9, 2017.

Net cash provided by operating activities was $3,914,000 for the nine months ended July 31, 2016, and consisted of $328,000 of net income, depreciation and amortization of $2,469,000, and stock-based compensation expense of $275,000, with the balance offset by a decrease in operating assets and an increase in operating liabilities. Net cash used in investing activities was $2,812,000 for the nine months ended July 31, 2016, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York and Orlando, Florida server centers. Net cash used from financing activities was $782,000 for the nine months ended July 31, 2016, which consisted of repayment of note payable of $800,000, less cash from the exercise of stock options of $18,000.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, global economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airlines, airports, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective beginning in 2018, with early adoption permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2016.

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

PASSUR AEROSPACE, INC.

DATED: SEPTEMBER 9, 2016          By:   /s/ James T. Barry
                                        ------------------
                                        James T. Barry
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

DATED: SEPTEMBER 9, 2016          By:   /s/ David M. Henderson
                                        ----------------------
                                        David M. Henderson
                                        Chief Financial Officer,Senior Vice
                                        President,Treasurer, and
                                        Secretary(Principal Financial and
                                        Accounting Officer)