Form 10-K
period 2016-10-31
PASSUR Aerospace, Inc.
filed 2017-01-10
CIK 225628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10‑K

| X | Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2016

OR

| _ | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2016, was $6,582,000
The number of shares of common stock, $0.01 par value, outstanding as of December 31, 2016, was 7,690,199

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2016, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.  Business

PASSUR Aerospace, Inc. ("PASSUR" or the "Company"), a New York corporation founded in 1967, is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. The Company is recognized as a leader in airline and airport operational efficiency and business aviation marketing and operational solutions, and is a pioneer in the successful use of big data, with an aviation intelligence platform and suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several independent studies have estimated the annual direct and indirect costs of such inefficiencies in the United States at over $30 billion annually. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR's mission is to improve global air traffic efficiencies by connecting the world's aviation professionals onto a single aviation intelligence platform, making PASSUR an essential element in tackling the $30 billion of system-wide inefficiencies. We are an aviation intelligence company that makes air travel more predictable, gate-to-gate, by using predictive analytics generated from our own big data – to mitigate constraints for airlines and their customers. PASSUR's information solutions are used by the largest five North American airlines, more than 60 airport customers, including 22 of the top 30 North American airports (with PASSUR solutions also used at the remaining eight airports by one or more airline customers), hundreds of corporate aviation customers, as well as the U.S. government.

PASSUR provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. To enable this unique offering, PASSUR owns and operates the largest commercial passive radar network in the world that updates flight tracks every 1 to 4.6 seconds, powering a proprietary database that is accessible in real-time and delivers timely, accurate information and solutions via PASSUR's industry-leading algorithms and business logic included in its products.

Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while maximizing revenue opportunities, as well as improving operational efficiency and enhancing the passenger experience.

PASSUR's commercial solutions give aviation operators the ability to optimize performance in today's air traffic management system, while also achieving Next Generation Air Transportation System ("NextGen") objectives.

PASSUR integrates data from multiple sources, including its independent network of over 180 surveillance sensors installed throughout North America creating coast to coast coverage, as well as locations in Europe and Asia; government data; customer data; and data from third party partners. PASSUR's sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with our historical database of aircraft and airport behavior, including information recorded by our network over the last 10 years, allows the Company to know more about what has happened historically, and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airport should perform.

PASSUR's Strategic Objectives

1.	Increase airline cash flow and operational performance while growing PASSUR's revenue in core commercial markets.

2.
Introduce products and solutions developed for the commercial markets to the government markets, creating a standard platform between the commercial and government customers, thereby providing immediate returns from the core commercial market while facilitating larger government programs and contracts.

3.	Develop strategic relationships with major companies to broaden the reach of PASSUR products in the worldwide commercial and government customers.

4.	Further build PASSUR's market share domestically and internationally.

5.
Further expand the reach of PASSUR's innovative collaborative information sharing platform, which brings together local, regional, national, and international aviation stakeholders in real time to manage complex, expensive, and disruptive events.

6.	Provide complete solutions that address increasingly larger aviation challenges – solutions that are often extensions of those products PASSUR is providing to customers today.

PASSUR Core Capabilities

Integrated Surveillance Network and Integrated Aviation Database

The Company operates what it believes to be the largest and most extensive private commercial aircraft, airport, and airspace passive surveillance networks in the world. The PASSUR Network integrates additional key surveillance sources, to include ADS-B, ASDE-X, Mode S, En Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources. PASSUR also integrates extensive amounts of data from its customer's systems, such as airline on-board communications messages ("ACARS") and Airport Operational Databases ("AODB").

The PASSUR Network and database creates a direct data feed of critical flight and airspace behavior and conditions, an essential precursor resource for predictive analytics, real-time decision support, and performance analysis tools.

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

Predictive Analytics

PASSUR decision support solutions are supported by predictive analytics algorithms, which use extensive historical data mining and pattern recognition, along with real-time surveillance data, to predict specific and detailed operating conditions. PASSUR predictive analytics are built on several core capabilities:

•
Real-time surveillance from the PASSUR Network gives the necessary breadth and granularity of data to support detailed scenario building and pattern recognition. This includes "fast-time simulation" of the airport surface and terminal area operation, applying the necessary decisions and constraints that controllers will have to apply in managing the traffic, as well as addressing the highly nonlinear and non-stationary nature, of the airport operating environment.

•
Detailed, granular data acquired by the PASSUR Network, supplemented by many other data sources collected within the integrated aviation database, is stored and correlated, providing the large sample sizes required to accurately model future performance based on past performance under similar or identical conditions.

•
PASSUR is recognized by airlines as having the best flight predicted arrival time (Estimated Time of Arrival, "ETA") in the industry. More than ten independent airline studies have demonstrated the PASSUR predicted arrival time to be more accurate than any other source, including the airlines' own internally-generated ETAs. The Company believes that this greater accuracy translates directly into significant operational and financial benefits in areas such as completing connections (passengers and bags), reduced fuel consumption, more efficient staffing plans, and greater on-time schedule completion.

PASSUR Integrated Traffic Management

PASSUR Integrated Traffic Management ("PITM") is, in the Company's opinion, the industry's first fully integrated air traffic optimization suite. PITM is a metrics-focused, Key Performance Indicator ("KPI") driven solution suite allowing the customer to first view the most critical information for its operation, and then, as necessary, enabling the user to drill down for better visualization and analysis.

PITM helps airlines complete their mission, on time, by focusing on the major operational constraints such as diversions, arrival and departure flow congestion, and airport surface congestion – as well as major irregular operations like disruptive weather, construction closures, large public events, and emergency incidents. The platform connects multiple aviation stakeholders and missions onto one platform, providing a collaborative environment within and between organizations, to address decisions that can only be solved through the real-time exchange of information on a common operating platform. PITM is also a platform enabling PASSUR's partner companies to provide solutions which augment PASSUR capabilities to PASSUR's customers. PITM is fully web-delivered, allowing easy access from any web-enabled device.

Decision Support Dashboards, KPIs, and Management by Exception

Many PASSUR solutions are delivered in metrics-driven, dashboard format, simplifying and condensing extensive amounts of information into the most relevant operational and business metrics, thereby presenting those metrics in a manner that supports immediate performance assessment and actionable decisions. PASSUR solutions are designed so that users are alerted in real-time to specific conditions and recommended actions, especially during irregular operations, only when operations reach certain user-defined thresholds, thereby preventing information overload.

Collaborative Capabilities and Industrial Networks

Many PASSUR solutions include a collaborative layer which allows for instant information sharing and coordination of effort to a wide range of users in the aviation community. These include industrial networking capabilities, which leverage new technologies for business uses in the aviation sector, such as PASSUR's Airport Information Network, a single North American-wide site for real time airport conditions, diversion management, and delay mitigation used by hundreds of aviation professionals. Other PASSUR collaborative capabilities include pre-departure sequencing and/or metering, arrival sequencing, and tarmac delay management.

Aviation Intelligence Center of Excellence to Support Big Data

The Company's Aviation Intelligence Center of Excellence ("CoE") is a team of subject matter experts with extensive experience in airline, airport and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

These experts from the PASSUR CoE understand the National Airspace System ("NAS") and are able to translate these internal requirements and external conditions into information solutions that target specific, measurable problems with defined operational and financial performance metrics. These subject matter experts are complemented by a technical team of software engineers, data scientists, radar engineers, database architects, physicists, and statisticians who have years of expertise in managing complex surveillance networks (hardware and software), as well as interpreting and converting complex, live aviation data feeds into robust decision support software solutions.

Products and Services

The Company offers targeted solutions to help airlines complete missions on time:

Category	PASSUR solutions description		Key growth drivers

■
Web dashboard that gives airlines, airports, and ANSPs the ability to analyze and act on airspace conditions predictively and in real-time. Helps to ensure the optimal flow of traffic into an airport in order to preserve schedule completion and reduce costs.
			■	Enhances airspace throughput and capacity.
	■	Provides predictive analytics, alerts, and instant analysis and performance summaries to balance demand and capacity.	■	Reduces impact of Traffic Management Initiatives ("TMI"), such as eliminating the need for ground delays or ground stops.
Traffic Flow Management	■
Drone Air Traffic Integration is a new service designed to help commercial drone operators become more informed, effective, and collaborative members of the NAS by integrating them into PASSUR's aviation intelligence platform, currently used by the main NAS stakeholders (airlines, airports, business aviation, and the FAA).
			■	TMI costs can exceed $160 million annually for just one airline at larger airports.
	■	Primary customers: airlines, airports, government, and potentially large drone operators.	■	One airline saved an estimated $12 million per year at just three airports through enhanced traffic flow management with PASSUR solutions.
			■	Assist drone operators seamlessly integrate into the NAS.

■
Predictive analytics algorithms leverage extensive historical data mining and pattern recognition and live dynamic conditions to predict a range of operating conditions in advance, allowing airlines to choose the least costly plane to divert, cancel/consolidate flights, predict accurate hold times, or divert preemptively.
			■	Reduces the number and cost of unnecessary diversions.
Diversion Management	■
Allows airlines to decrease the number of diversions they experience and optimize ones that are unavoidable, improving their profitability, passenger scores, and environmental footprint. Allows airports to be prepared for diversions, delays, and cancellations.
			■	Ensures aircraft divert to airports that can enable a faster return to original destination airport.
	■	Primary customers: airlines, airports, and government.	■	Diversions cost U.S. domestic airlines more than $400 million annually in direct costs, disrupting more than 1.6 million passengers.
			■	PASSUR reduced one carrier's diversions by 11% that same year, which translates into $46 million in savings across the industry, or 170,000 fewer disrupted passengers.

■
An accurate ETA data feed optimizes all existing airline and airport processes and systems that depend on knowing when an airplane is going to arrive, without requiring expensive or disruptive internal changes. Predictive flight arrival and departure times built on multiple sources, including PASSUR's live and historical surveillance of the airspace.
■
Benefits include completing connections (passengers, bags, and crew), reduced fuel consumption, more efficient staffing plans, greater on-time schedule completion, reduced gate holds, and helping airlines meet stricter "crew rest" regulations.

Flight Predictability (ETAs and ETDs)	■	Provides accurate gate-to-gate ETA and Estimated Time of Departure ("ETD").	■	Enables better overall planning and scheduling to maximize revenue opportunities.
	■	Primary customers: airlines and airports.	■	Missed connections alone at one airport can cost an airline in excess of $3 million per year.
			■	One airline has reported a $15 million per year cost recovery since implementing the PASSUR ETA.

■
PASSUR Surface Management helps to reduce extended tarmac delays and taxi-in/taxi-out times, prioritize high-value flights, and facilitate an efficient turn management process (transition of an aircraft from arrival to departure).
			■	Improves the efficiency of arrivals and departures, preserves schedule integrity, prioritizes high value flights, and reduces surface delays and fuel burn.
Surface Management	■
A suite of capabilities that combine air and ground surveillance data, visual tracking of aircraft in the airspace and on the airport surface, decision-support software, and key performance indicator dashboards.
			■	Reduces the possibility of tarmac delay fines, which can exceed $3 million per event.
	■	PASSUR's new surface surveillance sensors allow airlines and airports to visualize parts of the airport otherwise not tracked and monitored.	■
At one airport using PASSUR Surface Management, over just one year, airlines reduced fuel costs by $10-$15 million, logged 48,000 fewer aircraft taxi hours, and released 48,000 fewer metric tons of carbon emissions into the atmosphere.

	■	Primary customers: airlines, airports, and government.

	■	Optimizes the transition of an aircraft from arrival to departure to ensure an on-time departure, schedule completion, and maximum asset utilization.	■	Minimizes the frequency, duration, and downstream effects of delays.
Turn Time Management	■
Minimizes the time required for a plane to unload from one flight and reload for the next flight by monitoring and proactively alerting to bottlenecks at each phase of the aircraft's cycle through arrival to departure, allowing flight and passenger handling resources to be adjusted to ensure an on-time process.
			■	Ensures on-time schedule completion.
	■	Primary customers: airlines and airports	■	Excess staffing costs related to inefficient turn times are estimated at close to $1 million per airport per year for large networked airlines.

	■	Allows airports to communicate and coordinate with airlines and other key stakeholders to ensure that operations are optimized with airport-critical information that is otherwise unavailable.	■	Reduced tarmac delay fines and incidents.
Connectivity and Collaboration	■
Addresses one of the key missing pieces in connectivity and collaboration: the two-way flow of accurate, timely, and complete information between airport operators, airlines, and other key stakeholders.
			■	Operational metrics directly affected by the lack of timely updates, including secondary/repeat deicing, delays, cancellations, and diversions.
	■	Primary customer: airports (with airlines as key influencer).	■	A large hub airport reduced costs by $12 million using PASSUR Connectivity and Collaboration capabilities.

	■	Reduces airlines' operating costs at the airport, and ensures all airlines pay the correct amount.	■	For airports, the program provides faster revenue capture, fiduciary accountability, revenue predictability, and more efficient and fair service to airline stakeholders.
Aviation Fees and Charges	■
Provides unique data independence, accuracy, and reliability – combined with proven reporting, audit, and billing services – to give airports and airlines the assurance that all billable weight is being captured, that the cost of the airfield is being distributed fairly and equitably, and that the process is transparent, automated, and standardized.
■
For airlines, the program ensures that they pay only their fair share. In addition, their fees could go down after the airport begins collecting all fees owed, and the time and effort required to manage their fees is reduced.

	■	Primary customer: airports (with airlines as key influencer).	■	PASSUR Landing Fee Management solution manages approximately $1.2 billion in aviation fees annually.

The Company believes its products, solutions, and services help its aviation customers generate significant returns by:

(1)	improving financial performance and cutting costs;

(2)	improving operational efficiency and effectiveness;

(3)	increasing safety and security; and

(4)	improving the passenger experience.

The Company currently owns 23 issued patents and has an additional 16 patent applications pending with the United States Patent Office. The issued patents expire in various years through 2031.

The Company also owns a federal trademark registration application in the mark PASSUR for use with both the PASSUR hardware system installation, and the software products which use the data derived from the PASSUR Network and other sources; and allowed federal trademark registrations for the marks NextGen2 and NextGen3, for use with PASSUR Integrated Traffic Management modules and capabilities.

The Company believes its business opportunities come from the following industry conditions and demand drivers:

Airline Industry Dynamics

•
Increasing airline profitability, driving investment in technology. We expect airlines will take advantage of their increased profitability to invest in technology that can lower costs, increase revenue, and improve customer satisfaction.

•
Consolidation in the airline industry creating demand for a common operating system. Airlines are consolidating into much larger networks of greater complexity. There is increasing demand for a common operating platform that can service their entire system.

•
Current rate of projected traffic growth outpacing aviation infrastructure capacity. There is a dynamic and fast-growing market environment where the projected increase in airline flights over the next 10 years is expected to outpace the current infrastructure's ability to meet the needs of the airline operators. Over time, airlines cannot rely on low-priced fuel and ancillary fees to grow their top line – they will need growth in capacity of the NAS to accommodate the expected growth in demand for air travel. PASSUR's solutions help the aviation industry maximize the capacity of the existing infrastructure. PASSUR has a business model and platform that can be easily scaled to handle new opportunities and is continually identifying new ways to capitalize on and scale these existing capabilities.

•
Increased susceptibility to systemic disruption. The NAS has become much more sensitive to disruptions, and less capable of quickly rebounding, because of tightly-packed airline schedules, growth in passenger volumes, reduction in fleet sizes, and congestion at several key airport metroplexes. The NAS is highly susceptible to disruptions at several key airport metroplexes, which have a chronic and disproportionate delay impact that ripples across the system.

Government Policy

•
New emphasis on infrastructure spending. The most recent U.S. election has resulted in an administration committed to large-scale infrastructure projects, which could include technologies, like PASSUR's, designed to increase efficiencies to ensure that public investments in existing and new infrastructure are efficient and cost-effective.

•
New large government contracts combining both safety and efficiency capabilities. Today, there is a demand for a combination of safety-based Air Traffic Management ("ATM") and efficiency-based ATM. Many of the requested efficiency capabilities are derived from airline and airport customers' needs.

•
Government contracts require proven commercial viability for public programs. Increasingly, government RFPs for large-scale aviation systems and technologies require a proven track record of precursor models from the commercial sector, in order to shorten development time and ensure the broadest level of adoption by all stakeholders. Many companies regard PASSUR's substantial commercial market share as a means to increase the probability of winning NextGen and government contracts through the combination of PASSUR's commercial ATM (efficiency) with a partner's government ATM (safety) capabilities. PASSUR has been recognized as the commercial leader in aviation efficiency solutions.

•
Lower tolerance for severe disruptions. Public policy in the form of expensive fines levied on airlines reflects this change of attitude. Consumers want better information relating to aviation, and fewer delays.

•
Limiting carbon emissions becoming a greater focus. Airlines are increasingly sensitive to the industry's carbon footprint. Several of the PASSUR solutions impact both fuel savings as well as reductions in carbon emissions.

The Connected Airplane and Internet of Things ("IoT")

•
The Connected Airplane and the IoT are expected to grow in the coming years. PASSUR's existing aviation intelligence platform and solutions can integrate the vast array of data being generated from satellites, and sensors on airplanes. This platform can extract the most important data and integrate that data into a user-friendly solutions package for the user's critical real-time decisions.

Collaborative Decision Making

•
Airlines, airports, government, and other aviation stakeholders are requesting a collaborative decision making platform. Large airlines need collaborative decision tools including common operating platforms, enabling instant coordination between system operations departments, hubs, and regional operators, and between airlines and airports, to solve complex operational procedures. Common use systems will incorporate airport-centric as well as airline-centric solutions. Airports are increasingly being tasked with providing more multi-airline operational services, previously provided by each airline. When airports provide collective services, redundancy and costs can be reduced. PASSUR has been asked by airlines and airports to help fulfill this need.

Automation and Data Standards

•
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

•
PASSUR's entire network has been ADS-B ready for some time and PASSUR is looking forward to capitalizing on the increasing availability of ADS-B data. ADS-B will eventually become a ubiquitous form of aircraft surveillance.

How PASSUR Generates Revenue

The Company's revenues are generated by selling: (1) subscription-based, real-time decision and solution information and (2) professional services. Under the subscription model, the customer typically signs a contract for access to the information services ranging from one year to five years. The agreement also provides that the information from the PASSUR Network cannot be resold, used by others, or used for unauthorized purposes.

Distribution Method

The Company's direct sales force sells its products, as do authorized distributors or integrators who sell PASSUR's products as part of their total solution, e.g. for environmental management.

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

Dependence on Certain Customers

Three customers accounted for 45%, or $6,698,000, of total revenues in fiscal year 2016. One customer accounted for 17% or $2,555,000, a second customer accounted for 17% or $2,460,000, and a third customer accounted for 11% or $1,683,000 of total revenues in fiscal year 2016. One of PASSUR'S customers, who accounted for 11% of total revenues during fiscal year 2016, did not renew a contract that expired on December 31, 2016.  However, PASSUR believes that the impact from the revenue to be recognized from new customer contracts previously signed during fiscal year 2016, and the anticipated revenues from either that company and/or new customer acquisitions in fiscal year 2017, is expected to offset the non-renewal of this agreement in fiscal year 2017. Three customers accounted for 41%, or $5,094,000, of total revenues in fiscal year 2015. One customer accounted for 14% or $1,740,000, a second customer accounted for 13% or $1,692,000, and a third customer accounted for 13% or $1,662,000 of total revenues in fiscal year 2015. As of October 31, 2016, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 30%, or $330,000, a second customer accounted for 19%, or $213,000, and a third customer accounted for 14%, or $157,000. As of October 31, 2015, the Company had two customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 17%, or $215,000, and a second customer accounted for 15%, or $192,000. There were no significant past due accounts receivable balances for any customers as of the fiscal year ended October 31, 2016.

Research and Development

The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products. These expenses amounted to $826,000 and $725,000 in fiscal years 2016 and 2015, respectively.

Environmental Costs

The Company is not aware of any environmental issues that would have a material adverse effect on future capital expenditures or current and future business operations.

Employees

The Company employed 49 employees, of which 43 were full-time, including three officers, as of October 31, 2016. None of its employees is subject to any collective bargaining agreements.

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

Additionally, the aviation industry has been impacted by budgetary constraints, as well as airline bankruptcies and consolidations, changes in fuel costs, and the continued war on terrorism. The terrorist attacks of September 11, 2001, caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks, or fear of such attacks, even if not made directly, would negatively affect the airline industry (through, for example, increased security, insurance, and other costs, and lost revenue due to increased ticket refunds and decreased ticket sales), which would, in turn, negatively affect the Company.

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

Reliance on the Company's quarterly operating results as an indication of future results is inappropriate due to potentially significant fluctuations.

The Company's future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

•	delays and/or decreases in the signing and invoicing of new contracts;

•	the length of time needed to initiate and complete customer contracts;

•	the introduction and market acceptance of new and enhanced products and services;

•	the costs associated with providing existing and new products and services;

•	economic conditions and the impact on the aviation industry of acts of terrorism; and

•	the potential of future terrorist acts against the aviation industry and the adverse effects of any further terrorist attacks or other international hostilities.

Accordingly, quarter-to-quarter comparisons of the Company's results of operations should not be relied upon as an indication of performance.

The Company may be unable to raise additional funds to meet operating capital requirements in the future.

While the Company's operations were cash flow positive for the fiscal years ended October 31, 2016 and 2015, and it has a history of profitable operations for ten years, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.

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

The Company has been profitable for the past ten years. The Company had income before taxes of $1,025,000 and $677,000 for fiscal years ended October 31, 2016 and 2015, respectively. The Company's ability to maintain profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, as well as to deploy PASSUR Systems in inventory and control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company may not be able to sustain or increase its profits on a quarterly or annual basis in the future. Also, should the Company's investment in capitalized software development costs become impaired, there would be a negative impact on the Company's profitability.

A limited number of customer contracts accounts for a high percentage of the Company's revenues, and the inability to replace a key customer contract could adversely affect its results of operations, business, and financial condition.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's top five customers accounted for 55% of its revenue in fiscal year 2016. The Company's business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers. One of the Company's customers, who accounted for 11% of total revenues during fiscal year 2016, did not renew a contract that expired on December 31, 2016.  However, the Company believes that the impact from the revenue to be recognized from new customer contracts previously signed during fiscal year 2016, and the anticipated revenues from either that company and/or new customer acquisitions in fiscal year 2017, is expected to offset the non-renewal of this agreement in fiscal year 2017.

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

AT&T hosts and maintains the Company's network infrastructure through an existing frame-relay and Multiprotocol Label Switching ("MPLS") network and the Company's wireless network is hosted and maintained by Sprint. If AT&T or Sprint experiences system failures, or fails to adequately maintain the frame-relay, MPLS, and wireless networks, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company's network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks, or other problems caused by third parties, could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

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

The Company currently owns twenty-three issued patents and has an additional sixteen patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2031. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

The Company also owns a federal trademark registration application in the mark PASSUR for use with both the PASSUR hardware system installation, and the software products which use the data derived from the PASSUR Network and other sources; and allowed federal trademark registration for the marks NextGen2 and NextGen3, for use with PASSUR Integrated Traffic Management modules and capabilities. The Company believes that the PASSUR NextGen2 and NextGen3 federal registrations will allow the Company to enforce its rights in the marks in the federal court system. The registrations do not assure that others will be prevented from using similar trademarks in connection with related products and/or services.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company's headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut. Effective June 26, 2009, the Company entered into a five-year lease for 4,000 square feet of office space. This lease was modified during fiscal year 2010, extending the term of the original lease through January 31, 2018, and adding 1,300 square feet of office space, resulting in a total average annual rental rate of $234,000 and a total of 5,300 square feet.

The Company's hardware and software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2017, leases 12,000 square feet at an average annual rental rate of $134,000.

The Company's primary software development facility is located at 5750 Major Blvd, Suite 530, Orlando, Florida. Effective May 1, 2016, the Company expanded its offices and entered into a five-year lease for 3,445 square feet of office space at an average annual rental rate of $67,000.

The Company has a sales office in Bloomington, Minnesota.

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

None.

(a)  Market Information

The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is traded on the over-the-counter bulletin board.

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

Period	Prices*

Fiscal year ended October 31, 2016	High	Low

First quarter	$3.45	$2.25
Second quarter	$2.95	$2.17
Third quarter	$3.92	$2.33
Fourth quarter	$4.00	$2.75

Fiscal year ended October 31, 2015

First quarter	$4.05	$2.51
Second quarter	$3.55	$2.80
Third quarter	$3.73	$2.70
Fourth quarter	$3.45	$2.60

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities and do not include retail markup, markdown, or commission. Further, the quotations do not necessarily represent actual transactions.

(b)  Holders

The number of registered equity security holders of record as of December 31, 2016 was 182, as shown in the records of the Company's transfer agent.

(c)  Dividends

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities authorized for issuance under the Company's equity compensation plans as of October 31, 2016, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants, and rights (a)	Weighted average exercise price of outstanding stock options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,329,000	$3.42	228,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,329,000	$3.42	228,000

Item 6.  Selected Financial Data

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

PASSUR's information solutions are used by the largest five North American airlines, more than 60 airport customers, including 22 of the top 30 North American airports (with PASSUR solutions also used at the remaining eight airports by one or more airline customers), hundreds of corporate aviation customers, as well as the U.S. government.

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

The Company's revenues are generated by selling: (1) subscription-based real-time decision and solutions information and (2) professional services.

The Company's major achievements during fiscal year 2016 are summarized below. The Company:

1)	Generated revenue of $14,893,000 and year over year overall revenue growth of $2,354,000, or 19%.

2)	Achieved a tenth consecutive year of profitability.

3)	Strengthened and expanded its technology and software development team headcount by 23%.

4)
Increased deployments of PASSUR's surface management programs – 65% of daily flights at U.S. airports with surface tracking that are managed with PASSUR Surface Management solutions. In 2016, PASSUR contracted and installed its new Surface Management solution including PASSUR Surface Surveillance systems, at three additional airports, and is under contract for four additional installations. PASSUR Surface Management solutions help to optimize constraints across the entire flight, including some of the most complex, expensive, and disruptive operations such as tarmac delays, gate holds, taxi queues, turn times, return-to-gate, diversions, and deicing.

5)
Enhanced and deployed its newest flight predictability solution, which provides the most accurate and reliable prediction of flight arrival times, at two of the largest U.S. airlines. PASSUR's predictive analytics are now used for 53% of daily passenger flights in the U.S., providing the most accurate information to passengers and enabling key improvements across airline operations – such as turn times, decisions about connections, gate allocations, schedule adjustments, crew allocations, and many other arrival time-dependent decisions.

6)
Expanded its airport-airline collaborative network, with the addition of six new airports. This real-time platform provides close coordination and information sharing between airlines and airports, used to manage complex or disrupted operations and to reduce costs and passenger disruptions.

7)
Announced a partnership with AirMap, the leading airspace management platform for drones. The partnership will make real-time data about manned aircraft flights from PASSUR's commercial passive radar and ground-based flight surveillance network available to the hundreds of drone innovators and app developers who use AirMap's developer platform; to the millions of drones that are powered by AirMap's integrations with leading drone manufacturers; and to anyone who downloads the AirMap iOS or Android app.

8)
Launched the industry's first dashboard for reporting on and analyzing air transportation system performance improvements attributable to the deployment of key NextGen capabilities, for Radio Technical Commission for Aeronautics, following award of the contract last year. This is the first industry dashboard for reporting on and analyzing air transportation system performance improvements attributable to the deployment of key NextGen capabilities – a transparent mechanism to collect data, develop the reports in a dashboard, provide the ability to analyze the results, to determine the success of the recent NAS improvements and in cases where the benefits are not as expected, to discover and mitigate the underlying issues. The goal is for the FAA and industry to arrive at a common statement of performance. The project is supporting the FAA-Industry Joint Analysis Team ("JAT") of the NextGen Advisory Committee, a 32-member federal advisory committee established in 2010 to provide advice on policy-level issues facing the aviation community in implementing NextGen, and includes a cross section of executives from the airlines, airports, general aviation, pilots, air traffic controllers, the Department of Defense, environmental interests, international interests, and providers of air traffic control technology. The JAT formally began using the platform to assess and report on several key NextGen programs.

9)	Launched several new solutions and enhancements to its existing platform, PASSUR Integrated Traffic Management , including:

a)
 PASSUR Intelligent Query ("P-IQ"), which supports airlines and airports in segmenting their most important operational objectives, and then automatically alerts and notifies them to actions they can take to achieve their goals. It is a capability that automates and streamlines opportunities for efficiency gains, revenue optimization, and cost savings on a daily basis.

b)
New release of ATC Portal, adding dynamically updating arrival and departure demand at an airport – making this unique predictive solution even more effective in enabling airlines and airports to proactively anticipate disruptions and adjust their operation to minimize costs and passenger disruptions.

c)
New release of PASSUR's flagship flight, airport, and airspace visualization solution, Web Tracker – adding greater flexibility and speed for customers to customize their screens to reflect their specific operating environment, workflow requirements, and key operational and business metrics.

d)
Released new versions of PASSUR Departure Metering and Sequencing at multiple airports, which enables airlines to prioritize high-value flights, reduce the number of aircraft waiting to take off, and sequence arrivals and departures to most efficiently use gates and reflect their most critical business and operational priorities.

	e)	Was awarded two new patents. The total number of patents awarded to the Company is now 23, with 16 additional patents pending. The new patents are in the following areas:

		i)	Departure Metering/Slot Allocation (for a total of 6 patents in this or related areas); and

		ii)	Noise monitoring and alerting (for a total of 7 patents in this or related areas).

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

The Company shipped one Company-owned PASSUR System and installed 24 Company owned PASSUR and SMLAT Systems during fiscal year 2016 (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR and SMLAT Systems are capitalized as part of the Company-owned PASSUR Network. The Company will continue to expand the PASSUR Network by shipping and installing additional PASSUR and SMLAT Systems throughout fiscal year 2017. Management anticipates that future PASSUR sites will provide increased coverage for the PASSUR Network by increasing the Company's ability to contract with new customers at such locations, and by providing existing customers with additional data solutions. The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were over 180 Company-owned PASSUR Systems located at airports worldwide at the end of fiscal year 2016. Redundant PASSUR Systems have been installed at major customer locations.

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

In fiscal year 2016, total revenues increased $2,354,000, or 19%, to $14,893,000, as compared with $12,538,000 in fiscal year 2015. The increase in total revenues was primarily driven by the growth in subscription-based revenues from our installed base of customers totaling approximately $1,940,000 or 13% as compared with fiscal year 2015. In addition, during fiscal year 2016, our subscription-based revenues from new customers increased $368,000, as compared with fiscal year 2015.  Our subscription-based revenues from the airline and airport markets increased approximately 28% and 8% in fiscal year 2016, respectively, as compared with fiscal year 2015. Finally, one of the PASSUR'S customers, who accounted for 11% of total revenues during fiscal year 2016, did not renew a contract that expired on December 31, 2016.  However, PASSUR believes that the impact from the revenue to be recognized from new customer contracts previously signed during fiscal year 2016, and the anticipated revenues from either that company and/or new customer acquisitions in fiscal year 2017, is expected to offset the non-renewal of this agreement in fiscal year 2017.

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

Cost of revenues increased $944,000, or 17%, in fiscal year 2016, as compared with fiscal year 2015, due to an increase in amortization of software development projects of $283,000, an increase in consulting fees of $153,000, as well as lower capitalized labor and overhead of $371,000, due to lower manufacturing activity. In addition, data feeds and license fees increased $111,000.

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed and amortize over 7 years for PASSUR or 5 years for SMLAT systems typically.

Costs of revenues as a percentage of revenues was consistent at 43% in fiscal year 2016 and fiscal year 2015.

Research and Development

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing hardware, software, and information products. Research and development expenses increased $102,000, or 14%, in fiscal year 2016, as compared to fiscal year 2015, primarily due to an increase in payroll and related costs of $132,000, which was partially offset by a reduction in travel and entertainment expenses of $43,000.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2016 or 2015. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $1,003,000, or 18%, in fiscal year 2016, as compared to fiscal year 2015, primarily as a result of increased personnel related costs, partially offset by a decrease in consulting fees of $149,000. Our sales and marketing salary expense increased approximately $438,000 or 19%, as compared to the prior fiscal year, as a result of our continued investments in sales and marketing to achieve our present and future revenue growth objectives. In addition, our general and administrative salary expense increased approximately $450,000 or 29%, as compared to the prior fiscal year, due to hiring of several key employees.

Income from Operations

Revenues increased $2,354,000, or 19%, to $14,893,000, total costs and expenses increased $2,048,000, or 18%, to $13,685,000, and income from operations increased $306,000, or 34%, to $1,208,000 in fiscal year 2016 as compared to fiscal year 2015.

Interest Expense – Related Party

Interest expense – related party decreased $41,000, or 18%, in fiscal year 2016, as compared to fiscal year 2015, due to a reduction in note payable of $800,000 during fiscal year 2016.

Income before Income Taxes

Income before income taxes increased $347,000, or 51%, to $1,025,000 in fiscal year 2016, as compared with fiscal year 2015.

Income Taxes

The effective tax rate for fiscal year 2016 was 57.6%, as compared with 58.8% in fiscal year 2015. The statutory income tax expense at 34% for fiscal year 2016 was $349,000. This varies from actual income tax expense of $590,000 primarily due to permanent differences of meals and entertainment and ISO stock compensation of $139,000, state income of taxes of $33,000 (net of federal benefit), and a change to the state deferred tax rate of $69,000.

The Company's provision for income taxes in each year consists of current federal, state, and local minimum taxes.

At October 31, 2016, the Company had available a federal net operating loss carry-forward of $6,341,000 for income tax purposes, which will expire in various tax years from fiscal year 2022 through fiscal year 2033. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The Company follows ASC 740, "Income Taxes," where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2016 and 2015, the Company did not have any uncertain tax positions or a valuation allowance. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

Net Income

The Company's net income increased $156,000 or 56% to $435,000, or $0.06 per diluted share, in fiscal year 2016 as compared to net income of $279,000, or $0.04 per diluted share, in fiscal year 2015.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

Liquidity and Capital Resources

The Company's current liabilities exceeded current assets by $1,200,000 at October 31, 2016. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $2,700,000 at October 31, 2016, with a maturity of November 1, 2017. The Company's stockholders' equity was $12,327,000 at October 31, 2016. The Company had net income of $435,000 for fiscal year 2016.

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

During fiscal year 2016, the Company paid interest to G.S. Beckwith Gilbert of $183,000, representing the entire fiscal year 2016 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2016, the Company made $800,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $2,700,000 on October 31, 2016.

During fiscal year 2015, the Company paid interest to G.S. Beckwith Gilbert of $225,000, representing the entire fiscal year 2015 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2015, the Company made $365,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,500,000 on October 31, 2015.

On January 6, 2017, the Company entered into a Third Debt Extension Agreement with G.S. Beckwith Gilbert, effective January 6, 2017, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2017, and the total amount of principal and interest due and owing as of January 6, 2017, was $2,700,000. Pursuant to the Third Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $2,700,000 (the "Third Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of January 6, 2017, in an amount equal to $30,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Third Replacement Note, the maturity date was extended to November 1, 2018 and the annual interest rate remained at 6%. Interest payments under the Third Replacement Note shall be made annually at October 31st of each year. The note payable is secured by the Company's assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements for the next twelve months.

Net cash provided by operating activities was $4,910,000 for fiscal year 2016, and consisted of net income of $435,000, depreciation and amortization of $3,341,000, stock-based compensation expense of $401,000, and the provision for deferred taxes of $541,000, with the balance consisting of an increase in operating assets and liabilities. Net cash used in investing activities was $3,530,000 for fiscal year 2016, expended primarily for capitalized software development costs, additions to the PASSUR Network, and a second data center at an off-site location. Net cash used in financing activities was $782,000 for fiscal year 2016, and primarily consisted of an $800,000 repayment on the note payable – related party, offset by $18,000 for employees' exercise of stock options. Net cash provided by operating activities decreased by $299,000 in fiscal year 2016 primarily due to the decrease of accounts payable during the year.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airlines, airports, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Interest by potential customers in the information and decision support software products obtained from PASSUR Network Systems and its professional services remains strong. As a result, the Company believes that future revenues will continue to increase on an annualized basis. However, there are no guarantees that such annualized future revenue increases will occur. If revenues do not increase and the Company's cost-structure is not reflective to the revenue fluctuations, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and Company ability to optimize its cost structures.

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

Revenue Recognition

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company's consolidated financial statements, the company recognizes revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition, FASB ASC 605-15, ("Revenue Recognition in Financial Statements"). We recognize revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collection of the resulting receivable is deemed probable.

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

The individual offerings that are included in arrangements with our customers are identified and priced separately to the customer based upon the stand-alone price for each individual element sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, the units of accounting are based on each individual element sold, and revenue is allocated to each element based on selling price.  Selling price is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The Company's BESP is established considering multiple factors including, but not limited to, pricing practices with different classes of customers, geographies and other factors contemplated in negotiating the arrangement with the customer.

From time to time, the Company will enter into an agreement with a customer to receive a one-time fee for rights including, but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users, installation costs associated with the deployment of additions to the Company owned PASSUR Network, or set-up fees associated with new deployments of the Company software solutions. These fees are recognized as revenue ratably over the term of the agreement or relationship period of such arrangement, whichever is longer, but typically five years.

Capitalized Software Development Costs

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company's consolidated financial statements, the Company capitalizes costs related to the development of internal use software in accordance with authoritative guidance issued by the FASB on internal-use software, ASC 350-40, "Internal-Use Software." The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software.

As of October 31, 2016 and 2015, the Company had $8,264,000 and $7,685,000, respectively, of software development costs, net of amortization. The Company has a formal program to determine when technological feasibility of a product is established and assumptions are used that reflect the Company's best estimates. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Software costs are included in "Capitalized software development costs, net" on the Company's balance sheet and are depreciated using the straight-line method over their estimated useful life, generally five years.

Impairment of Long-Lived Assets

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company's consolidated financial statements, the Company follows the provisions of FASB ASC 360-10, "Impairment and Disposal of Long-Lived Assets." The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life.

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

The Company's long-lived assets, which include the PASSUR Network and Property and equipment, totaled $6,927,000, and accounted for 35% of the Company's total assets as of October 31, 2016.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2016, based upon management's evaluation of the above asset groups, no impairment of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

Depreciation and Amortization

The PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $5,740,000, $8,264,000, and $1,187,000, respectively, as of October 31, 2016. As of October 31, 2015, the PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $5,903,000, $7,685,000, and $1,354,000, respectively. In management's judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

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

Total depreciation and amortization expense was $3,341,000 in fiscal year 2016, and consisted of $939,000, $1,845,000, $496,000, and $61,000 for the PASSUR Network, Capitalized software development costs, Property and equipment, and one-time fees, respectively. During fiscal year 2015, total depreciation and amortization expense was $3,055,000 in fiscal year 2016, and consisted of $1,015,000, $1,562,000, $425,000, and $53,000 for the PASSUR Network, Capitalized software development costs, Property and equipment, and one-time fees, respectively.

Stock-Based Compensation

As discussed further in Note (9) Stock-Based Compensation to the Company's consolidated financial statements, the Company accounts for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation, FASB ASC 718, "Compensation-Stock Compensation," which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect the Company's best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company's control.  Additionally, the Company estimates forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. Stock-based compensation expense was $401,000 and $341,000 in fiscal years 2016 and 2015, respectively, and was primarily included in selling, general, and administrative expenses.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 8.  Financial Statements and Supplementary Data

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company's annual financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2016.

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

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2016. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fourth fiscal quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

As previously disclosed on Form 8-K filed by the Company on October 20, 2016, the Company has entered into an agreement with Louis J. Petrucelly, the Company's Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to which Mr. Petrucelly will be paid twelve months base salary in the event a change in control of the Company causes, within twelve months of the change in control results in an involuntary or voluntary for "Good Reason" termination of his employment. The foregoing description of the agreement with Mr. Petrucelly is a summary. The full text of the agreement is filed as Exhibit 99.1 and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrant

(a) Identification of Directors

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.

Name	Age	Director since	Director Position and Officers with the Company

G.S. Beckwith Gilbert	74	1997	Executive Chairman of the Board, Chairman of the Executive Committee, and Director

John R. Keller	76	1997	Executive Vice President and Director

Paul L. Graziani	59	1997	Chairman of the Audit Committee and Director

James T. Barry	55	2000	President, Chief Executive Officer, and Director

Kurt J. Ekert	46	2009	Chairman of the Compensation Committee and Director

Peter L. Bloom	59	2009	Chairman of the Technology Committee and Director

Richard L. Haver	70	2010	Director

Robert M. Stafford	74	2013	Director

Ronald V. Rose	65	2014	Director

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

Name	Age	Officer since	Officer Position and Officers with the Company

G.S. Beckwith Gilbert	74	1997	Executive Chairman of the Board, Chairman of the Executive Committee, and Director

James T. Barry	55	1998	President, Chief Executive Officer, and Director

Louis J. Petrucelly	42	2016	Chief Financial Officer, Treasurer, and Secretary

Each officer is elected to serve at the discretion of the Board of Directors.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationship

None.

(e) Business Experience

The following sets forth the business experience of the Company's directors and executive officers:

G.S. Beckwith Gilbert
Mr. Gilbert is Executive Chairman of the Board of Directors of the Company. Mr. Gilbert has continued to serve as the Company's Chairman of the Board since his election in 1997. Mr. Gilbert also serves as the Chairman of the Executive Committee.  Mr. Gilbert was appointed Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr. Gilbert is President and Chief Executive Officer of Field Point Capital Management Company, a merchant-banking firm, a position he has held since 1988. Mr. Gilbert is also Chairman Emeritus and a member of the Board of Fellows of Harvard Medical School, a Director of the Yale Cancer Center, and a member of the Council on Foreign Relations. Mr. Gilbert's current service as Chairman of the Board of the Company and Chairman of the Executive Committee and prior service as Chief Executive Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

Paul L. Graziani
Mr. Graziani has been a Director of the Company since 1997 and is the Chairman of the Audit Committee. He currently serves as Chief Executive Officer of Analytical Graphics, Inc. ("AGI"), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities, a position he has held since January 1989. Until March 2009, he also served as AGI's President. In recent times, Mr. Graziani has been recognized as "CEO of the Year" by the Philadelphia region's Eastern Technology Council and the Chester County Chamber of Business and Industry; "Entrepreneur of the Year" regional winner by Ernst & Young; and "Businessman of the Year" by the local Great Valley Regional Chamber of Commerce. He sits on the Boards of Directors of the United States Geospatial Intelligence Foundation and Federation of Galaxy Explorers, and is a former member of the board of governors of the Civil Air Patrol. He is an associate fellow of the American Institute of Aeronautics and Astronautics and has formerly served on the advisory board for Penn State Great Valley. After fulfilling his board tenure, he was recently elected to the honorary position of Life Director of The Space Foundation. In 2009 AGI was named a "Top Small Workplace" by the Wall Street Journal and the non-profit organization Winning Workplaces. Mr. Graziani's knowledge of the Company through his service as a Director of the Company, as well as his experience as CEO of a software company, allow him to bring valuable insight and knowledge to the Board.

Kurt J. Ekert
Mr. Ekert has been a Director of the Company since September 10, 2009, and currently serves as Chairman of the Compensation Committee. Mr. Ekert is currently President and Chief Executive Officer of Carlson Wagonlit Travel ("CWT"), the world's leading business travel management company, since April 2016.  Prior to CWT, Mr. Ekert served as Executive Vice President & Chief Commercial Officer of Travelport Worldwide Ltd ("Travelport"), from 2010 to 2016, where he held global responsibility for sales, customer engagement, product, marketing, pricing, supplier services/content, and operations. Mr. Ekert led the operational turnaround of Travelport to enable evolution from distressed private equity and hedge fund ownership to a successful IPO.  Mr. Ekert held numerous senior operating and business development roles during his career at Travelport, including Chief Operating Officer of GTA and Senior Vice President of Supplier Services. Prior to Travelport, Mr. Ekert held a number of senior finance roles at Continental Airlines, and also spent four years as an active duty U.S. Army officer. Mr. Ekert received a B.S. from the Wharton School of the University of Pennsylvania and a MBA from the University of South Carolina.  Mr. Ekert serves as an advisor to Freebird and previously served on the board of eNett International.  Mr. Ekert's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in both travel and technology allow him to bring valuable insight and knowledge to the Board.

Peter L. Bloom
Mr. Bloom has been a Director of the Company since December 10, 2009, and currently serves as Chairman of the Technology Committee. Mr. Bloom was a Managing Director of General Atlantic for 15 years. In that role, he was responsible for technology due diligence on prospective investments and assistance to the CEO and senior management teams of portfolio companies on technology strategy and guidance on emerging technology trends. Prior to joining General Atlantic, Mr. Bloom spent thirteen years at Salomon Brothers in a variety of roles in both technology and fixed income sales and trading. He received the Carnegie Mellon/AMS Achievement Award in Managing Information Technology for his work managing the technology implementation of a new distributed computing architecture that supported the company's global business operations. He graduated from Northwestern University in 1978 with a B.A. in Computer Studies and Economics. He is a member of Business Executives for National Security and an Associate Founder of Singularity University. He was a member of the FCC Technical Advisory Council from 2010 to 2015. He is currently the Chairman of DonorsChoose, which was named the most innovative charity in America by Stanford Business School and Amazon. Mr. Bloom is also the co-founder and Chairman of Peak Rescue Institute. He is a member of the board of the Cancer Research Institute and the Connected Warrior Foundation. Mr. Bloom's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience and technology expertise, allow him to bring valuable insight and knowledge to the Board.

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

Ronald V. Rose
Mr. Rose has been a Director of the Company since December 17, 2014. Mr. Rose now serves as CEO of Value Creation Strategies Holdings, LLC, an investment company focused on value creation through data analytics technologies. Formerly Mr. Rose was the Vice Chairman and CEO, of Decisyon, Inc., a company which accelerates business process improvement through the combination of collaborative business intelligence technologies and IoT analytics. Prior to Decisyon, Mr. Rose served as Senior Vice President of Dell.com at Dell Inc., where he ran a multi-billion dollar B2B business unit. Prior to Dell, Mr. Rose served as Chief Information Officer of Priceline.com for eleven years during which time the company successfully made the transition from a pre-IPO startup to a multi-billion dollar global travel company. Mr. Rose began his career at Delta Air Lines focusing on transaction systems. Mr. Rose holds a Bachelor of Science degree from Tulane University and the University of Aberdeen Scotland. Mr. Rose received a Master's of Science in Information Technology from the Georgia Institute of Technology. Mr. Rose is a private pilot. Mr. Rose's experience as CEO of a software company in the data analytics and collaborative decision making technology sector allows him to bring valuable insight and knowledge to the Board.

John R. Keller
Mr. Keller serves as Executive Vice President of the Company, a position he has held since the Company's inception in 1967 as one of the co-founders. Mr. Keller has also been a Director of the Company since 1997. Mr. Keller received his bachelor's and master's degrees in electrical engineering from New York University in 1960 and 1962, respectively. Mr. Keller's knowledge of the Company through his service as a Director and Executive Vice President of the Company allows him to bring valuable insight and knowledge to the Board.

James T. Barry
Mr. Barry was named Chief Executive Officer of the Company in February 2003 and President in April 2003. Since Mr. Barry joined the Company in 1998, he has held the positions of Chief Operating Officer, Chief Financial Officer, Secretary, and Executive Vice President. Mr. Barry has also been a Director of the Company since 2000. From 1998 to 2006 Mr. Barry was a Vice President of Field Point Capital Management Company. From 1989 to 1998, he was with DIANON Systems, Inc., most recently as Vice President of Marketing. Prior to DIANON, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry's knowledge of the Company through his service as a Director, President, and Chief Executive Officer of the Company allows him to bring valuable insight and knowledge to the Board.

Louis J. Petrucelly
Mr. Petrucelly joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in October 2016. Mr. Petrucelly has more than 15 years of experience in multi-dimensional corporate finance, operations, and accounting. Previously, Mr. Petrucelly spent almost 10 years at FalconStor Software, Inc., a leading software-defined storage data services company, serving most recently as Executive Vice President, Chief Financial Officer, and Treasurer since August 2012. Mr. Petrucelly joined FalconStor Software, Inc. in March 2007 and held several senior financial positions. Prior to FalconStor Software, Inc., Mr. Petrucelly spent time in senior financial positions at both Granite Broadcasting Corporation and PASSUR Aerospace, Inc. He began his career with Ernst & Young, LLP. Mr. Petrucelly received his B.S. from the C.W. Post Campus of Long Island University.

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

(i) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2016, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(j) Board Nominations by Shareholders

There have not been any material changes to the procedures by which the Company's stockholders may recommend nominees to the Company's board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 25, 2016, by the Company with the Securities and Exchange Commission in connection with the Company's 2016 Annual Meeting of Stockholders.

(k) Code of Ethics

The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2016 (the "2017 Proxy Statement").

Item 11.  Executive Compensation

The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2017 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2017 Proxy Statement.

For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d), above.

Item 13.  Certain Relationships and Related Transactions

(a) Transactions with Related Persons

During fiscal year 2016, the Company paid interest to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $183,000, representing the entire fiscal year 2016 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2016, the Company made $800,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $2,700,000 on October 31, 2016.

During fiscal year 2015, the Company paid interest to G.S. Beckwith Gilbert of $225,000, representing the entire fiscal year 2015 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2015, the Company made $365,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $3,500,000 on October 31, 2015.

On January 6, 2017, the Company entered into a Third Debt Extension Agreement with G.S. Beckwith Gilbert, effective January 6, 2017, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2017, and the total amount of principal and interest due and owing as of January 6, 2017, was $2,700,000. Pursuant to the Third Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $2,700,000 (the "Third Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of January 6, 2017, in an amount equal to $30,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Third Replacement Note, the maturity date was extended to November 1, 2018, and the annual interest rate remained at 6%. Interest payments under the Third Replacement Note shall be made annually at October 31 of each year. The note payable is secured by the Company's assets.

During fiscal year 2016, the Company paid the son of an Executive Vice President and Director approximately $17,000 as a consultant to assist in the installation and maintenance of the PASSUR Network.

(b) Director Independence
The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Barry, and Mr. Keller, are independent directors, as "independence" is defined in accordance with the FINRA standards.

Item 14.  Principal Accounting Fees and Services

The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2017 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c) Index to Exhibits

The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 15(a)(3).

Exhibits

3.1	The Company's composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

3.2	The Company's By-laws, dated as of May 16, 1988, are incorporated by reference to Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.1	The Company's Amended 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of our Report on Form 8-K filed on April 17, 2006.

10.2	Form of Securities Purchase Agreement, dated May 9, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.3	Debt Conversion Agreement and Secured Promissory Note, dated May 9, 2011 is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 9, 2011.

10.4	Amendment No.1 to Secured Promissory Note, dated September 6, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2011.

10.5	Commitment of G.S. Beckwith Gilbert, dated March 6, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2013.

10.6	Commitment of G.S. Beckwith Gilbert, dated June 10, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.7	Commitment of G.S. Beckwith Gilbert, dated September 5, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 13, 2013.

10.8	Commitment of G.S. Beckwith Gilbert, dated January 16, 2014 is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.9	Commitment of G.S. Beckwith Gilbert, dated March 7, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 13, 2014.

10.10	Commitment of G.S. Beckwith Gilbert, dated June 11, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.11	Debt Extension Agreement, dated June 11, 2014 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.12	Secured Promissory Note, dated June 11, 2014 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.13	Commitment of G.S. Beckwith Gilbert, dated September 9, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 12, 2014.

10.14*	Debt Extension Agreement, dated as of January 6, 2017, by and between PASSUR Aerospace, Inc. and G. S. Beckwith Gilbert.

10.15*	Secured Promissory Note, dated as of January 6, 2017, from PASSUR Aerospace, Inc., as Borrower, to G. S. Beckwith Gilbert, as Lender.

21	List of Subsidiaries is incorporated by reference to our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Change of Control Agreement between the Company and Louis J. Petrucelly dated January 6, 2017.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation
____________________
* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: January 9, 2017	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: January 9, 2017	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 9, 2017	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

SIGNATURES (continued)

Dated: January 9, 2017	/s/ G.S. Beckwith Gilbert
G.S. Beckwith Gilbert
Executive Chairman of the Board and Director

Dated: January 9, 2017	/s/ John R. Keller
John R. Keller
Executive Vice President and Director

Dated: January 9, 2017	/s/ Paul L. Graziani
Paul L. Graziani
Director

Dated: January 9, 2017	/s/ Kurt J. Ekert
Kurt J. Ekert
Director

Dated: January 9, 2017	/s/ Peter L. Bloom
Peter L. Bloom
Director

Dated: January 9, 2017	/s/ Richard L. Haver
Richard L. Haver
Director

Dated: January 9, 2017	/s/ Robert M. Strafford
Robert M. Stafford
Director

Dated: January 9, 2017	/s/ Ronald V. Rose
Ronald V. Rose
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2016 and 2015 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York
January 9, 2017

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

October 31, 2016 and 2015

	2016	2015

Assets
Current assets:
Cash	$1,523,655	$925,508
Accounts receivable, net	1,073,498	1,234,986
Deferred tax asset, current	418,889	551,671
Prepaid expenses and other current assets	217,410	157,930
Total current assets	3,233,452	2,870,095

PASSUR Network, net	5,739,753	5,902,751
Capitalized software development costs, net	8,263,533	7,684,603
Property and equipment, net	1,187,158	1,353,532
Deferred tax asset, non-current	1,250,833	1,658,557
Other assets	208,755	239,861
Total assets	$19,883,484	$19,709,399

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$356,387	$880,819
Accrued expenses and other current liabilities	936,272	977,900
Deferred revenue, current portion	3,140,292	2,680,244
Total current liabilities	4,432,951	4,538,963

Deferred revenue, long term portion	423,346	197,336
Notes payable – related party	2,700,000	3,500,000
	7,556,297	8,236,299
Commitment and contingencies
Stockholders' equity:
Preferred shares – authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares – authorized 10,000,000 shares, par value $0.01 per share; issued 8,465,526 and outstanding 7,690,199 in fiscal year 2016; issued 8,428,526 and outstanding 7,653,199 in fiscal year 2015	84,654	84,284
Additional paid–in capital	16,082,865	15,663,796
Accumulated deficit	(1,944,904)	(2,379,552)
	14,222,615	13,368,528
Treasury stock, at cost, 775,327 and 775,327 shares in fiscal years 2016 and 2015	(1,895,428)	(1,895,428)
Total stockholders' equity	12,327,187	11,473,100
Total liabilities and stockholders' equity	$19,883,484	$19,709,399

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended October 31, 2016 and 2015

	2016	2015

Revenues	$14,892,495	$12,538,059

Cost and expenses:
Cost of revenues	6,377,104	5,433,122
Research and development	826,227	724,683
Selling, general, and administrative expenses	6,481,260	5,478,454
	13,684,591	11,636,259

Income from operations	1,207,904	901,800

Interest expense – related party	183,333	224,542
Income before income taxes	1,024,571	677,258
Income tax expense	589,923	397,994
Net income	$434,648	$279,264

Net income per common share – basic	$0.06	$0.04
Net income per common share – diluted	$0.06	$0.04
Weighted average number of common shares outstanding – basic	7,679,696	7,648,612
Weighted average number of common shares outstanding – diluted	7,730,566	7,775,474

      See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

Years Ended October 31, 2016 and 2015

	Shares	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity

Balance at November 1, 2014	7,529,026	$82,255	$15,273,524	$(2,658,816)	$(1,623,475)	$11,073,488
Exercise of common stock options	203,000	2,029	49,091			51,120
Purchase of treasury stock	(78,827)				(271,953)	(271,953)
Stock-based compensation expense			341,181			341,181
Net income				279,264		279,264
Balance at October 31, 2015	7,653,199	$84,284	$15,663,796	$(2,379,552)	$(1,895,428)	$11,473,100
Exercise of common stock options	37,000	370	17,850			18,220
Stock-based compensation expense			401,219			401,219
Net income				434,648		434,648
Balance at October 31, 2016	7,690,199	$84,654	$16,082,865	$(1,944,904)	$(1,895,428)	$12,327,187

   See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended October 31, 2016 and 2015

	2016	2015

Cash flows from operating activities
Net income	$434,648	$279,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,341,349	3,055,214
Provision for deferred taxes	540,505	362,143
Provision (recovery) of doubtful accounts receivable	5,982	16,950
Stock-based compensation expense	401,219	341,181
Changes in operating assets and liabilities:
Accounts receivable	155,506	116,822
Prepaid expenses and other current assets	(120,260)	(47,090)
Other assets	31,106	(97,380)
Accounts payable	(524,432)	230,165
Accrued expenses and other current liabilities	(41,628)	144,609
Deferred revenue	686,058	807,029
Total adjustments	4,475,405	4,929,643
Net cash provided by operating activities	4,910,053	5,208,907

Cash flows from investing activities
PASSUR Network	(776,138)	(1,489,117)
Capitalized software development costs	(2,423,811)	(2,401,994)
Property and equipment	(330,177)	(455,302)
Net cash used in investing activities	(3,530,126)	(4,346,413)

Cash flows from financing activities
Repayments of notes payable – related party	(800,000)	(364,880)
Purchase of treasury stock	-	(271,953)
Proceeds from exercise of stock options	18,220	51,120
Net cash used in financing activities	(781,780)	(585,713)

Increase in cash	598,147	276,781
Cash – beginning of year	925,508	648,727
Cash – end of year	$1,523,655	$925,508

Supplemental cash flow information

Cash paid during the year for:
Interest – related party	$183,000	$225,000
Income taxes	$62,000	$35,000

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

October 31, 2016

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

From time to time, the Company will enter into an agreement with a customer to receive a one-time fee for rights including, but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users, installation costs associated with the deployment of additions to the Company owned PASSUR Network, or set-up fees associated with new deployments of the Company software solutions.  These fees are recognized as revenue ratably over the term of the agreement or relationship period of such arrangement, whichever is longer, but typically five years.

Deferred revenue is classified on the Company's balance sheet as a liability until such time as revenue from services is properly recognized as revenue in accordance with ASC 605-15 and the corresponding agreement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include those related to revenue recognition, stock-based compensation, software development costs, the PASSUR Network and income taxes. Actual results could differ from those estimates.

Subsequent Events

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

Accounts Receivable

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. Account receivable balances include amounts attributable to deferred revenues. The provision for doubtful accounts was $26,000 and $47,000 as of October 31, 2016, and 2015, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life. As of October 31, 2016, and 2015 based upon management's evaluation of the above asset groups, there is no impairment of these asset groups.

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company follows ASC 740, "Income Taxes," where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2016 and 2015, the Company did not have any uncertain tax positions or a valuation allowance. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

Research and Development Costs

Research and development costs are expensed as incurred.

Net Income per Share Information

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. Shares used to calculate net income per share for fiscal years 2016 and 2015 are as follows:

	2016	2015

Basic weighted average shares outstanding	7,679,696	7,648,612
Effect of dilutive stock options	50,870	126,862
Diluted weighted average shares outstanding	7,730,566	7,775,474

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive
Stock options	1,182,000	900,000

Weighted average options to purchase 1,182,000 and 900,000 shares of common stock at prices ranging from $1.40 to $5.00 per share that were outstanding during fiscal years 2016 and 2015 were excluded from each respective year's computation of diluted earnings per share. In each of these years, such options' exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

Deferred Revenue

Deferred revenue includes amounts attributable to advances received or billings related to customer agreements, which are contractually required and are non-refundable, and may be prepaid either annually, quarterly, or monthly. Deferred revenues from such customer agreements are recognized as revenue ratably over the period that coincides with the respective agreement.

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

Stock-Based Compensation

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $401,000 and $341,000 in fiscal years 2016 and 2015, respectively, and was primarily included in selling, general, and administrative expenses.

Comprehensive Income

The Company's comprehensive income is equivalent to that of the Company's total net income for fiscal years 2016 and 2015.

Accounting Pronouncements issued but not yet adopted

In August 2016, the FASB issued new guidance on presentation and classification of eight specific items within the statement of cash flows, including (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. This update is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, which for the Company will be the beginning of the annual period ending October 31, 2019. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued new guidance on accounting for employee share-based payment awards to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be the beginning of the annual period ending October 31, 2018. Early adoption, including adoption in an interim period, is permitted. The standard requires the use of several transition methods including a modified retrospective transition method, retrospective method and prospective method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

PASSUR Aerospace, Inc. and Subsidiary

     Notes to Consolidated Financial Statements (continued)

In February 2016, the FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new guidance will replace existing guidance on leases in accounting principles generally accepted in the United States when it becomes effective. The new standard is effective for the annual period beginning after December 15, 2018, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2020. Early application is permitted. The standard requires the use of a modified retrospective transition method; however, certain optional practical expedients may be applied. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. The standard (i) requires an entity to measure equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring an entity to perform a qualitative assessment to identify impairment, (iii) changes certain presentation and disclosure requirements related to financial assets and financial liabilities, and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company will be the annual period ending October 31, 2019. Early adoption, including adoption in an interim period, is not permitted except for certain amendments in this update. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on the Company's financial results.

In November 2015, the FASB issued new guidance which requires an entity to classify deferred tax liabilities and assets, along with any related valuation allowance, as non-current in its consolidated balance sheet. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, which for the Company will be the annual period ending October 31, 2018. Early adoption, including adoption in an interim period, is permitted. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on the Company's financial results.

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles in the United States when it becomes effective. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2019. Early application as of January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial reporting.

PASSUR Aerospace, Inc. and Subsidiary

     Notes to Consolidated Financial Statements (continued)

2. Property and Equipment

Property and equipment consist of the following as of October 31, 2016 and 2015:

	Estimated useful lives	2016	2015

Leasehold improvements	3-5 years	$216,000	$207,000
Equipment	5-10 years	5,727,000	5,431,000
Furniture and fixtures	5-10 years	563,000	538,000
		6,506,000	6,176,000
Less accumulated depreciation		5,319,000	4,822,000
Total		$1,187,000	$1,354,000

The Company recorded depreciation expense on the assets included in Property and equipment of $496,000 and $425,000 for fiscal years 2016 and 2015, respectively.

3. PASSUR Network

PASSUR Network consist of the following as of October 31, 2016 and 2015:

	2016		2015

PASSUR Network, beginning balance		$18,360,000	$16,871,000
Additions		776,000	1,489,000
Total capitalized PASSUR Network costs		19,136,000	18,360,000
Less accumulated depreciation		13,396,000	12,457,000
PASSUR Network, ending balance, net	$	$ 5,740,000	$5,903,000

The Company capitalized $776,000 and $1,489,000 of costs to the PASSUR Network during fiscal years 2016 and 2015, respectively. Depreciation expense related to the Company-owned PASSUR Network was $939,000 and $1,015,000 in fiscal years 2016 and 2015, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven and five years for PASSUR and SMLAT systems, respectively.

The net carrying balance of the PASSUR Network as of October 31, 2016 and October 31, 2015, was $5,740,000 and $5,903,000, respectively. Included in the net carrying balance as of October 31, 2016, were parts and finished goods for PASSUR and SMLAT Systems totaling $1,000,000 and $1,767,000, respectively, which have not yet been installed. As of October 31, 2015, $1,188,000 and $1,625,000 of parts and finished goods for PASSUR and SMLAT systems, respectively, were included in the net carrying balance of the PASSUR Network. PASSUR and SMLAT Systems which are not installed are carried at cost and not depreciated until installed.

As of October 31, 2016, depreciation expense for the PASSUR Network assets where depreciation has commenced is estimated to approximate $739,000, $576,000, $506,000, $435,000, and $191,000, for the fiscal years ended October 31, 2017, 2018, 2019, 2020 and 2021, respectively. The Company did not dispose of or record any impairments related to any of the  PASSUR Network assets in fiscal years 2016 or 2015.

During fiscal year 2016, the Company paid the son of an Executive Vice President and Director approximately $17,000 as a consultant to assist in the installation and maintenance of the PASSUR Network.

PASSUR Aerospace, Inc. and Subsidiary

     Notes to Consolidated Financial Statements (continued)

4.  Capitalized Software Development Costs

PASSUR Software Development costs consist of the following as of October 31, 2016 and 2015:

	2016	2015

Software development costs, beginning balance	$15,415,000	$13,013,000
Additions	2,424,000	2,402,000
Total capitalized software development costs	17,839,000	15,415,000
Less accumulated amortization	9,575,000	7,730,000
Software development costs, ending balance, net	$8,264,000	$7,685,000

The Company's capitalization of software development projects was $2,424,000 and $2,402,000 in fiscal years 2016 and 2015. Amortization related to capitalized software development projects was $1,845,000 and $1,562,000 in fiscal years 2016 and 2015, respectively.

As of October 31, 2016, amortization expense for capitalized software development costs where amortization has commenced is estimated to approximate $2,121,000, $2,058,000, $1,590,000, $1,409,000, and $896,000, for the fiscal years ended October 31, 2017, 2018, 2019, 2020 and 2021, respectively. As of October 31, 2016, the Company had $2,140,000 of capitalized software development costs relating to projects in development which are not yet subject to amortization. The Company did not record any impairments related to capitalized software development projects in fiscal years 2016 or 2015.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of October 31, 2016 and 2015:

	2016	2015

Payroll, payroll taxes, and benefits	$513,000	$628,000
Professional fees	148,000	152,000
Travel expenses	142,000	94,000
Other liabilities	133,000	104,000
Total	$936,000	$978,000

Effective for the Company’s fiscal year 2017, the Company converted its vacation policy to no longer allow for unused vacation days to be carried forward to future periods or paid if an employee separates from the Company. As a result of the change to the Company’s vacation policy, the Company no longer has an accrued vacation obligation and reversed the related accrual of $414,000 of which $176,000, $43,000, and $195,000 was recorded in cost of sales, research and development, and general and administrative expenses, respectively, in the accompanying consolidated income statement.

6. Notes Payable

During fiscal year 2016, the Company paid interest to G.S. Beckwith Gilbert of $183,000, representing the entire fiscal year 2016 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2016, the Company made $800,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $2,700,000 on October 31, 2016.

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

6. Notes Payable (continued)

On January 6, 2017, the Company entered into a Third Debt Extension Agreement with G.S. Beckwith Gilbert, effective January 6, 2017, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2017, and the total amount of principal and interest due and owing as of January 6, 2017, was $2,700,000. Pursuant to the Third Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $2,700,000 (the "Third Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of January 6, 2017, in an amount equal to $30,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Third Replacement Note, the maturity date was extended to November 1, 2018, and the annual interest rate remained at 6%. Interest payments under the Third Replacement Note shall be made annually at October 31 of each year. The note payable is secured by the Company's assets.

7. Leases

The Company's headquarters, located in Stamford, Connecticut, are subject to a lease through January 31, 2018, at an average annual rental rate of $234,000. The Company's software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2017, at an average annual rental rate of $134,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement. Rent expense, which includes utilities, was $590,000 and $439,000 for fiscal years 2016 and 2015, respectively.

Fiscal Year Ended October 31:	Contractual obligations under operating leases

2017	$431,000
2018	122,000
2019	65,000
2020	72,000
Thereafter	61,000
Total minimum contractual obligations	$751,000

8. Income Taxes

The Company's provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

A reconciliation of the U.S statutory tax rate to the Company's effective tax rate for fiscal years 2016 and 2015 is as follows:

	2016		2015
	Amount	Percent	Amount	Percent

U.S. statutory tax	$349,000	34.0%	$230,000	34.0%
Stock compensation	125,000	12.2	82,000	12.1
Meals and entertainment	14,000	1.4	16,000	2.3
State tax, net of federal benefit	102,000	9.9	70,000	10.4
Income tax expense (benefit), net	$590,000	57.6%	$398,000	58.8%

The effective tax rate for fiscal year 2016 was 57.6%, as compared to 58.8% in fiscal year 2015. The statutory income tax expense at 34% for fiscal year 2016 was $349,000. This varies from actual income tax expense of $590,000 primarily due to permanent differences of meals and entertainment and ISO stock compensation of $139,000, state income of taxes of $33,000 (net of federal benefit), and a change to the state deferred tax rate of $69,000.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2016 and 2015 is as follows:

	2016	2015

Deferred tax assets and liabilities:
Net operating loss carry-forward	$1,894,000	$2,481,000
Accrued vacation	-	133,000
Allowance for doubtful accounts receivable	19,000	18,000
Stock compensation-nonqualified	198,000	186,000
Depreciation	(441,000)	(608,000)
Deferred tax assets and liabilities	$1,670,000	$2,210,000

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits from the exercise of stock options at October 31, 2016 was approximately $1,485,000, and if the Company is able to utilize this benefit in the future, it would result in a credit to additional paid-in capital.

The income tax expense for fiscal years ended October 31, 2016 and 2015 is as follows:

	2016	2015

Current:
Federal	$-	$-
State	50,000	36,000
Income tax provision-current	$50,000	$36,000

Deferred:
Federal	$471,000	$316,000
State	69,000	46,000
Total income tax expense (benefit), net	$590,000	$398,000

At October 31, 2016, the Company had available a federal net operating loss carry-forward of $6,341,000 for income tax purposes, which will expire in various tax years from fiscal year 2022 through fiscal year 2033. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. At October 31, 2015, the Company had available a federal net operating loss carry-forward of $7,847,000 for income tax purposes, which will expire in various tax years from fiscal year 2022 through fiscal year 2033.

At October 31, 2016 and 2015, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company's tax return years that are subject to examination by taxing authorities are fiscal years 2013 through 2016.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation

In fiscal year 2009, the Company's Board of Directors approved the Company's 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company's common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company's common stock as of October 31, 2010. During fiscal year 2011, the plan was amended for the granting of another 500,000 stock option shares, for a total provision of 1,500,000 stock option shares of the Company's common stock as of October 31, 2016, and 2015.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

Information with respect to the Company's stock options for fiscal years 2016 and 2015 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Stock options outstanding at November 1, 2014	916,500	$2.64	5.0	$1,405,000
Stock options granted	472,500	$3.22
Stock options exercised	(203,000)	$0.25
Outstanding at October 31, 2015	1,186,000	$3.27	6.7	$293,000
Stock options granted	240,000	$3.41
Stock options exercised	(37,000)	$0.49
Stock options forfeited	(60,000)	$2.49
Stock options outstanding at October 31, 2016	1,329,000	$3.42	3.9	$130,000
Stock options exercisable at October 31, 2016	631,000	$3.51	5.2	$126,000

The weighted average grant date fair value of the Company's stock options granted during fiscal years 2016 and 2015 was $3.41 and $3.22, respectively. The total intrinsic value of stock options exercised was $77,000 and $558,000 during fiscal years 2016 and 2015, respectively.

The Company's stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2016 and 2015:

	Years ended December 31,
	2016	2015
Expected dividend yield	0%	0%
Expected volatility	117%	117%
Risk-free interest rate	1.41-1.85%	1.18 - 2.10%
Expected term (years)	4.9 - 6.5	5.4 - 5.5
Discount for post-vesting restrictions	N/A	N/A

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation (continued)

The Company recognized share-based compensation expense for all awards issued under the Company's stock equity plans in the following line items in the consolidated statement of operations:

	2016	2015

Cost of revenues	$25,000	$59,000
Research and development	122,000	49,000
Selling, general and administrative	254,000	233,000
	$401,000	$341,000

The following table summarizes the plans under which the Company granted equity compensation as of October 31, 2016:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares
PASSUR Aerospace, Inc., 2009 Stock Incentive Plan	1,500,000	228,000	1,272,000	February 24, 2019

The following table summarizes the Company's equity plans that have expired but that still have equity awards outstanding as of October 31, 2016:

Name of Plan	Shares Available for Grant	Shares Outstanding

PASSUR Aerospace, Inc., 1999 Stock Incentive Plan	—	57,000

All outstanding options granted under the Company's equity plans have terms of ten years. The Company's stock options vest over a period of five years.

There was $1,857,000 of unrecognized stock-based compensation costs expected to be recognized over a weighted average period of 3.9 years as of October 31, 2016. The Company had 708,000 shares in unvested stock-based options as of October 31, 2016.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Three customers accounted for 45%, or $6,698,000, of total revenues in fiscal year 2016. One customer accounted for 17% or $2,555,000, a second customer accounted for 17% or $2,460,000, and a third customer accounted for 11% or $1,683,000 of total revenues in fiscal year 2016. One of the Company's customers, who accounted for 11% of total revenues during fiscal year 2016, did not renew a contract that expired on December 31, 2016.  Three customers accounted for 41%, or $5,094,000, of total revenues in fiscal year 2015. One customer accounted for 14% or $1,740,000, a second customer accounted for 13% or $1,692,000, and a third customer accounted for 13% or $1,662,000 of total revenues in fiscal year 2015. As of October 31, 2016, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 30%, or $330,000, a second customer accounted for 19%, or $213,000, and a third customer accounted for 14%, or $157,000. As of October 31, 2015, the Company had two customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 17%, or $215,000, and a second customer accounted for 15%, or $192,000. There were no significant past due accounts receivable balances for any customers as of the fiscal year ended October 31, 2016.

The Company had foreign sales of $220,000 and $162,000 in fiscal years 2016 and 2015, respectively. All sales, including foreign sales, are denominated in U.S. dollars.