Form 10-Q
period 2017-01-31
PASSUR Aerospace, Inc.
filed 2017-03-10
CIK 225628

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10‑Q

 ☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period ended January 31, 2017

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number    000‑7642

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

There were 7,690,199 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of March 1, 2017.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I. Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	January 31, 2017	October 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$503,228	$1,523,655
Accounts receivable, net	2,884,483	1,073,498
Deferred tax assets, current	418,889	418,889
Prepaid expenses and other current assets	189,339	217,410
Total current assets	3,995,939	3,233,452

PASSUR Network, net	5,686,154	5,739,753
Capitalized software development costs, net	8,419,097	8,263,533
Property and equipment, net	1,138,577	1,187,158
Deferred tax assets, non-current	1,165,039	1,250,833
Other assets	202,711	208,755
Total assets	$20,607,517	$19,883,484

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$654,148	$356,387
Accrued expenses and other current liabilities	699,004	936,272
Deferred revenue, current portion	3,925,787	3,140,292
Total current liabilities	5,278,939	4,432,951

Deferred revenue, long term portion	415,982	423,346
Note payable - related party	2,700,000	2,700,000
Total liabilities	8,394,921	7,556,297

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 10,000,000 shares, par value $0.01 per share; issued 8,465,526 and 8,465,526 at January 31, 2017 and October 31, 2016	84,654	84,654
Additional paid-in capital	16,224,825	16,082,865
Accumulated deficit	(2,201,455)	(1,944,904)
	14,108,024	14,222,615
Treasury stock, at cost, 775,327 shares at both January 31, 2017 and October 31, 2016	(1,895,428)	(1,895,428)
Total stockholders' equity	12,212,596	12,327,187
Total liabilities and stockholders' equity	$20,607,517	$19,883,484

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2017	2016

Revenues	$3,615,556	$3,435,480

Cost of expenses:
Cost of revenues	1,690,009	1,512,486
Research and development expenses	227,480	183,409
Selling, general, and administrative expenses	1,818,534	1,633,501
	3,736,023	3,329,396

(Loss)/Income from operations	$(120,467)	$106,084

Interest expense - related party	41,400	53,667
(Loss)/Income before income taxes	(161,867)	52,417

Provision for income taxes	94,684	27,842
Net (loss)/income	$(256,551)	$24,575

Net (loss)/income per common share - basic	$(0.03)	$0.00
Net (loss)/income per common share - diluted	$(0.03)	$0.00

Weighted average number of common shares outstanding - basic	7,690,199	7,660,590
Weighted average number of common shares outstanding - diluted	7,690,199	7,736,288

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2017	2016
Cash flows from operating activities
Net (loss) / income	$(256,551)	$24,575
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	857,174	785,742
Provision for deferred taxes	85,794	26,276
Provision for doubtful accounts	1,513	8,990
Stock-based compensation	141,960	57,219
Changes in operating assets and liabilities:
Accounts receivable	(1,812,498)	(1,595,370)
Prepaid expenses and other current assets	13,559	(56,282)
Other assets	6,044	6,164
Accounts payable	297,761	(312,072)
Accrued expenses and other current liabilities	(237,268)	(98,318)
Deferred revenue	778,131	1,578,828
Total adjustments	132,170	401,177
Net cash (used in)/provided by operating activities	(124,381)	425,752

Cash flows from investing activities
PASSUR Network	(162,795)	(196,169)
Software development costs	(647,432)	(621,395)
Property and equipment	(85,819)	(86,620)
Net cash used in investing activities	(896,046)	(904,184)

Cash flows from financing activities
Purchase of treasury stock	-	-
Payment of notes payable-related party	-	-
Proceeds from exercise of stock options	-	10,400
Net cash provided by financing activities	-	10,400

Decrease in cash	(1,020,427)	(468,032)

Cash - beginning of period	1,523,655	925,508
Cash - end of period	$503,228	$457,476

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$41,400	$53,667
Income taxes	$29,487	$50,737
Non-cash investing activities - purchase of property and equipment under capital lease	$-	$63,336

See accompanying notes to consolidated financial statements.

 PASSUR Aerospace, Inc. and Subsidiary

 Notes to Consolidated Financial Statements

 January 31, 2017

(Unaudited)

1. Nature of Business

PASSUR Aerospace, Inc. ("PASSUR" or the "Company"), a New York corporation founded in 1967, is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. The Company is recognized as a leader in airline and airport operational efficiency and business aviation marketing and operational solutions, and is a pioneer in the successful use of big data, with an aviation intelligence platform and suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several independent studies have estimated the annual direct costs of such inefficiencies at over $30 billion annually. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

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

PASSUR integrates data from multiple sources, including its independent network of over 180 surveillance sensors installed throughout North America creating coast to coast coverage, as well as locations in Europe and Asia; government data; customer data; and data from third party partners. PASSUR's sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with our historical database of aircraft and airport behavior, including information recorded by our network over the last 10 years, allows the Company to know more about what has happened historically, and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airports should perform.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2016, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 2017, and its consolidated results of operations and cash flows for the three months ended January 31, 2017 and 2016.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ended October 31, 2017.

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

Revenue Recognition Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") ASC 605-15, ("Revenue Recognition in Financial Statements") which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

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

From time to time, the Company will enter into an agreement with a customer to receive a one-time fee for rights including, but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users, installation costs associated with the deployment of additions of the Company owned PASSUR Network, or set-up fees associated with new deployments of the Company software solutions.  These fees are recognized as revenue ratably over the term of the agreement or relationship period of such arrangement, whichever is longer, but typically over five years.

Deferred revenue is classified on the Company's balance sheet as a liability until such time as revenue from services is properly recognized as revenue in accordance with ASC 605-15 and the corresponding agreement.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also, included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT Systems added to the PASSUR Network, which includes the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) new capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets" and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Income Taxes

The Company calculates its income tax provision during interim reporting periods by applying an estimate of its annual effective tax rate to year-to-date pre-tax income or loss. The Company's provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company's year-to-date income tax provision with the annual effective tax rate that it expects to achieve for the full year.

The Company's projected annual effective tax rate of 63.7% (excluding discrete items) is higher than the federal statutory rate of 34% primarily related to Incentive Stock Options and state and local income taxes.  For the quarter ended January 31, 2017, the Company recorded an income tax provision of approximately $95,000 which included a discrete tax provision of approximately $198,000 related to the Company adjusting its deferred tax asset relating to net operating losses in various state jurisdictions.

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

The provision for doubtful accounts was $6,300 and $26,000 as of January 31, 2017 and October 31, 2016, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes its provision is reasonable.

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

The net carrying balance of the PASSUR Network as of January 31, 2017, and October 31, 2016, was $5,686,000 and $5,740,000, respectively. Included in the net carrying balance as of January 31, 2017, were parts and finished goods for PASSUR and SMLAT Systems totaling $992,000 and $1,782,000, respectively, which have not yet been installed. As of October 31, 2016, $1,000,000 and $1,767,000 of parts and finished goods for PASSUR and SMLAT systems, respectively, were included in the net carrying balance of the PASSUR Network. PASSUR and SMLAT Systems which are not installed are carried at cost and not depreciated until installed.

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $647,000 for the three months ended January 31, 2017 and $621,000 for the three months ended January 31, 2016, respectively. The Company amortized $492,000 of capitalized software development costs for the three months ended January 31, 2017 and $439,000 of capitalized software development costs for the three months ended January 31, 2016, respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within "Cost of Revenues"

Long-Lived Assets

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

Deferred Tax Asset

As of January 31, 2017, the Company has determined that its net deferred tax assets of approximately $1,584,000 are realizable on a more-likely-than-not basis.  Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax asset will be realized.  The Company considered all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined that a valuation allowance is not required.

As of October 31, 2016, the Company had a federal net operating loss carry-forward of $6,180,000 available for income tax purposes which will expire in various tax years from fiscal year 2022 through fiscal year 2030.  Included in the federal net operating loss of $6,180,000 is approximately $1,498,000 in connection with tax deductions for equity compensation that are greater than the compensation recognized for financial reporting purposes.  Such amount is not included in our net deferred tax assets.

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

Fair Value of Financial Instruments

The recorded amounts of the Company's cash, receivables, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company's related party debt is held by its Chairman and significant stockholder, and the Company does not have any third-party debt with which to compare.

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

	For the three months ended January 31,
	2017	2016
Basic Weighted average shares outstanding	7,690,199	7,660,590
Effect of dilutive stock options	-	75,698
Dilted weighted average shares outstanding	7,690,199	7,736,288

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,341,500	1,117,802

Stock-Based Compensation

The Company follows FASB ASC 718 "Compensation-Stock Compensation," which requires the measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $142,000 and $57,000 for the three months ended January 31, 2017 and 2016, respectively, and was primarily included in selling, general, and administrative expenses.

3. Notes Payable – Related Party

The Company has a note payable to G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, of $2,700,000 (the "Third Replacement Note") as of January 31, 2017. The Third Replacement Note bears a maturity date of November 1, 2018, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Third Replacement Note through January 31, 2017, totaling $41,400.

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

PASSUR's information solutions are used by the largest five North American airlines, more than 60 airport customers, including 22 of the top 30 North American airports (with PASSUR solutions also used at the remaining top eight airports by one or more airline customers), hundreds of corporate aviation customers, as well as the U.S. government.

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

For the three months ended January 31, 2017, total revenue increased 5% to $3,616,000, compared with $3,435,000 for the same period in fiscal year 2016. Loss from operations for the three months ended January 31, 2017, was $120,000 compared with income from operations of $106,000 for the same period in fiscal year 2016. For the three months ended January 31, 2017, net loss was $257,000 or $0.03 per diluted share, compared with net income of $25,000 or $0.00 per diluted share, in the same period in fiscal year 2016.

The revenue increase was primarily due to higher recurring subscription sales to our existing airline and airport customers, while the increase in costs was due primarily to the company continuing to invest in increasing development, sales and management professional to more aggressively pursue revenue opportunities in the market and to build and implement solutions sought by its customers.

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

Total revenue for the three months ended January 31, 2017 increased 5% to $3,616,000, compared with $3,435,000 for the three months ended January 31, 2016. Subscriptions to the Company's suite of software applications and services for the three months ended January 31, 2017 increased by $304,000, or 9%, compared to the same period in 2016. This increase was offset by a decrease in consulting and license revenue of $117,000 for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers' needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and Surface Multilateration ("SMLAT") Network Systems, amortization of capitalized software development costs, communication costs, data feeds, allocated overhead costs, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the PASSUR Network, which includes the production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as "Capitalized Assets," and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not break down its costs by product.

Cost of revenues increased $178,000, or 12%, to $1,690,000 for the three months ended January 31, 2017, as compared to $1,512,000 for the three months ended January 31, 2016.  The increase in cost of revenues was primarily related to an increase in personnel related costs, due to an increase in headcount. The increase is also attributable to an increase in the amortization of software development projects.

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized rather than expensed and amortize over 7 years for PASSUR or 5 years for SMLAT systems typically.

Research and Development

Research and development expenses increased $44,000, or 24%, to $227,000, for the three months ended January 31, 2017, as compared to $183,000 for the three months ended January 31, 2016. The increase was primarily attributable to an increase in personnel related costs, as compared with the prior year.

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $185,000, or 11%, to $1,819,000 for the three months ended January 31, 2017, as compared to $1,634,000 for the three months ended January 31, 2016. The increase is primarily due to an increase in personnel related costs for sales and marketing of $138,000, offset by a decrease in general and administrative personnel related cost of $43,000. The increase also relates to an increase in stock-based compensation expense of $82,000, due to an increase in headcount.

Income from Operations

Income from operations decreased $227,000, or 214%, for the three months ended January 31, 2017, as compared to the same period in fiscal year 2016. The decrease in the three-month period was due to an increase in cost and expenses of $407,000, or 12%, offset by an increase in revenue of $181,000, or 5%. The increase in costs and expenses for the three-month period ended January 31, 2017 was primarily due to our continued investments in hiring development, sales and marketing and management professionals to achieve our present and future revenue growth objectives.

Interest Expense – Related Party

Interest expense – related party decreased $12,000, or 23%, for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016, due to the lower principal balance on the note.

Net (Loss)/Income

The Company had net loss of $257,000, or $0.03 per diluted share, for the three months ended January 31, 2017, as compared to net income of $25,000, or $0.00 per diluted share, for the three months ended January 31, 2016. Included in the net loss for the three months ended January 31, 2017, are various adjustments as a result of the Company adjusting its deferred tax asset relating to net operating losses in various state jurisdictions.

Liquidity and Capital Resources

The Company's current assets exceeded its current liabilities, excluding deferred revenue, by $2,643,000 as of January 31, 2017. The note payable to a related party, G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, was $2,700,000 as of January 31, 2017 and October 31, 2016, with a maturity of November 1, 2018.

The Company's stockholders' equity was $14,108,000 as of January 31, 2017.

On January 6, 2017, the Company entered into a Third Debt Extension Agreement with G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, effective January 6, 2017, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2017, and the total amount of principal and interest due and owing as of January 6, 2017, was $2,700,000. Pursuant to the Third Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $2,700,000 (the "Third Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of January 6, 2017, in an amount equal to $30,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Third Replacement Note, the maturity date was extended to November 1, 2018 and the annual interest rate remained at 6%. Interest payments under the Third Replacement Note shall be made annually at October 31st of each year. The note payable is secured by the Company's assets. The Company has paid all interest incurred on the Third Replacement Note through January 31, 2017, totaling $41,000.

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

Net cash used in operating activities was $124,000 for the three months ended January 31, 2017, and consisted of a net loss of $257,000, depreciation and amortization of $857,000, and stock-based compensation expense of $142,000, with the balance offset by an increase in operating assets and an increase in operating liabilities. Net cash used in investing activities was $896,000 for the three months ended January 31, 2017, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York and Orlando, Florida data centers. There were no financing activities for the three months ended January 31, 2017.

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

Interest by potential customers in the information and decision support software products obtained from PASSUR Network Systems and its professional services remains strong. As a result, the Company believes that future revenues will continue to increase on an annualized basis. However, there are no guarantees that such annualized future revenue increases will occur. If revenues do not increase and the Company's cost-structure is not reflective to the revenue fluctuations, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company's ability to optimize its cost structures.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2017.

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

PART II. Other Information

Item 5.  Other Information.

On February 23, 2017, John R. Keller, who has served as Executive Vice President of the Company since the Company's inception in 1967 and has been a director of the Company since 1997, notified the Company he will be retiring from the Board of Directors and will not stand for reelection to the Board of Directors at the Company's Annual Meeting of Shareholders. Mr. Keller will continue to serve as a director of the Company until the expiration of his term at the Annual Meeting.  In addition, Mr. Keller will continue to serve as an Executive Vice President of the Company. Mr. Keller's retirement from the Board of Directors was previously reported in the Company's 2017 Proxy Statement.  Also, as previously reported in the Company's 2017 Proxy Statement, on March 6, 2017, Peter L. Bloom resigned from the Company's Board of Directors. Mr. Bloom was a member of the Executive Committee and was Chairman of the Technology Advisory Committee.

Item 6.  Exhibits.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: March 10, 2017	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 10, 2017	By:	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)