Form 10-Q
period 2017-04-30
PASSUR Aerospace, Inc.
filed 2017-06-12
CIK 225628

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2017

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

There were 7,696,091 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of June 1, 2017.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I. Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	April 30, 2017	October 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$1,842,105	$1,523,655
Accounts receivable, net	1,291,975	1,073,498
Deferred tax assets, current	418,889	418,889
Prepaid expenses and other current assets	399,719	217,410
Total current assets	3,952,688	3,233,452

PASSUR Network, net	5,918,106	5,739,753
Capitalized software development costs, net	8,616,778	8,263,533
Property and equipment, net	1,001,391	1,187,158
Deferred tax assets, non-current	1,358,400	1,250,833
Other assets	192,619	208,755
Total assets	$21,039,982	$19,883,484

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$681,019	$356,387
Accrued expenses and other current liabilities	804,820	936,272
Deferred revenue, current portion	4,049,087	3,140,292
Total current liabilities	5,534,926	4,432,951

Deferred revenue, long term portion	517,871	423,346
Note payable - related party	2,700,000	2,700,000
Total liabilities	8,752,797	7,556,297

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 and 10,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 and 8,465,526 at April 30, 2017 and October 31, 2016	84,804	84,654
Additional paid-in capital	16,375,626	16,082,865
Accumulated deficit	(2,239,567)	(1,944,904)
	14,220,863	14,222,615
Treasury stock, at cost, 784,435 and 775,327 shares at April 30, 2017 and October 31, 2016	(1,933,678)	(1,895,428)
Total stockholders' equity	12,287,185	12,327,187
Total liabilities and stockholders' equity	$21,039,982	$19,883,484

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 30,
	2017	2016

Revenues	$3,423,781	$3,809,402

Cost of expenses:
Cost of revenues	1,534,126	1,620,138
Research and development expenses	186,372	226,104
Selling, general, and administrative expenses	1,888,449	1,727,133
	3,608,947	3,573,375

(Loss)/Income from operations	$(185,166)	$236,027

Interest expense - related party	40,050	43,900
Other Loss	5,221	-
(Loss)/Income before income taxes	(230,437)	192,127

Provision for income taxes	(192,325)	69,992
Net (loss)/income	$(38,112)	$122,135

Net (loss)/income per common share - basic	$(0.00)	$0.02
Net (loss)/income per common share - diluted	$(0.00)	$0.02

Weighted average number of common shares outstanding - basic	7,692,913	7,677,755
Weighted average number of common shares outstanding - diluted	7,692,913	7,718,942

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operaations

(Unaudited)

	Six Months Ended
	April 30,
	2017	2016

Revenues	$7,039,337	$7,244,882

Cost of expenses:
Cost of revenues	3,224,135	3,132,625
Research and development expenses	413,852	409,513
Selling, general, and administrative expenses	3,706,983	3,360,634
	7,344,970	6,902,772

(Loss)/Income from operations	$(305,633)	$342,110

Interest expense - related party	81,450	97,567
Other Loss	5,221	-
(Loss)/Income before income taxes	(392,304)	244,543

Provision for income taxes	(97,641)	97,834
Net (loss)/income	$(294,663)	$146,709

Net (loss)/income per common share - basic	$(0.04)	$0.02
Net (loss)/income per common share - diluted	$(0.04)	$0.02

Weighted average number of common shares outstanding - basic	7,691,534	7,669,078
Weighted average number of common shares outstanding - diluted	7,691,534	7,711,104

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2017	2016
Cash flows from operating activities
Net (loss)/income	$(294,663)	$146,709
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	1,702,760	1,612,147
Provision for deferred taxes	(107,567)	89,319
Provision for doubtful accounts	2,485	15,889
Stock-based compensation	254,661	162,374
Changes in operating assets and liabilities:
Accounts receivable	(220,962)	(53,662)
Prepaid expenses and other current assets	(209,576)	(138,816)
Other assets	16,136	11,597
Accounts payable	324,633	(574,004)
Accrued expenses and other current liabilities	(131,453)	273,673
Deferred revenue	1,003,320	1,205,011
Total adjustments	2,634,437	2,603,528
Net cash provided by operating activities	2,339,774	2,750,237

Cash flows from investing activities
PASSUR Network	(596,533)	(393,356)
Software development costs	(1,327,848)	(1,319,982)
Property and equipment	(96,943)	(224,078)
Net cash used in investing activities	(2,021,324)	(1,937,416)

Cash flows from financing activities
Payment of notes payable-related party	-	(600,000)
Proceeds from exercise of stock options	-	18,220
Net cash used in financing activities	-	(581,780)

Increase in cash	318,450	231,041

Cash - beginning of period	1,523,655	925,508
Cash - end of period	$1,842,105	$1,156,549

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$81,450	$97,567
Income taxes	$52,928	$57,686
Non-cash investing activities - purchase of property and equipment under capital lease	$-	$63,336
Non-cash financing activities - purchase of treasury stock	$38,250	$-
Non-cash financing activities - proceeds from exercise of stock options	$38,250	$-

See accompanying notes to consolidated financial statements.

 PASSUR Aerospace, Inc. and Subsidiary

        Notes to Consolidated Financial Statements

       April 30, 2017

        (Unaudited)

1.   Nature of Business

PASSUR Aerospace, Inc. ("PASSUR" or the "Company"), a New York corporation founded in 1967, is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. The Company is recognized as a leader in airline and airport operational efficiency and business aviation marketing and operational solutions. PASSUR is a pioneer in the successful use of big data, with an aviation intelligence platform and suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions. Several independent studies have estimated the annual direct costs of such inefficiencies at over $30 billion annually. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

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

PASSUR's information solutions are used by the largest five North American airlines, more than 60 airport customers, including 22 of the top 30 North American airports (with PASSUR solutions also used at the remaining eight airports by one or more airline customers), hundreds of corporate aviation customers, and the U.S. government.

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

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2016, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 2017, and its consolidated results of operations for the three and six months ended April 30, 2017 and 2016.

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

From time to time, the Company will enter into an agreement with a customer to receive a one-time fee for rights including, but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users, covering installation costs associated with the deployment of additions of the Company owned PASSUR Network, and/or set-up fees associated with new deployments of the Company software solutions.  These fees are recognized as revenue ratably over the term of the agreement or relationship period of such arrangement, whichever is longer, but typically over five years.

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

The Company's projected annual effective tax rate of 75.5% (excluding discrete items) is higher than the federal statutory rate of 34% primarily related to Incentive Stock Options and state and local income taxes.  For the three and six months ended April 30, 2017, the Company recorded an income tax benefit of approximately $192,000 and $98,000, respectively, which included a discrete tax provision of approximately $198,000 related to the Company adjusting its deferred tax asset relating to net operating losses in various state jurisdictions.

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

The provision for doubtful accounts was $7,300 and $26,000 as of April 30, 2017 and October 31, 2016, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes its provision is reasonable.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which include the direct and indirect production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company capitalized $423,000 and $554,000, of PASSUR Network costs, for the three and six months ended April 30, 2017, respectively. These amounts exclude $15,000 and $43,000 of inventory purchases related to the PASSUR Network for the three and six months ended April 30, 2017, respectively.  For the three and six month ended April 30, 2016, the Company capitalized $163,000 and $338,000, of PASSUR Network costs, respectively. These amounts exclude $34,000 and $55,000 of inventory purchases related to the PASSUR Network for the three and six months ended April 30, 2016, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems. The Company depreciated $202,000 and $418,000, of PASSUR Network costs, for the three and six months ended April 30, 2017. For the three and six months ended April 30, 2016, the Company depreciated $236,000 and $452,000 of PASSUR Network costs, respectively. PASSUR and SMLAT Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and no depreciation is recorded.

The net carrying balance of the PASSUR Network as of April 30, 2017, and October 31, 2016, was $5,918,000 and $5,740,000, respectively. Included in the net carrying balance as of April 30, 2017, were parts and finished goods for PASSUR and SMLAT Systems totaling $931,000 and $1,697,000, respectively, which have not yet been installed. As of October 31, 2016, $1,000,000 and $1,767,000 of parts and finished goods for PASSUR and SMLAT systems, respectively, were included in the net carrying balance of the PASSUR Network. PASSUR and SMLAT Systems which are not installed are carried at cost and not depreciated until installed.

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $680,000 and $1,328,000 for the three and six months ended April 30, 2017, respectively. For the three and six months ended April 30, 2016, the Company capitalized $699,000 and $1,320,000, respectively. The Company amortized $483,000 and $975,000 of capitalized software development costs for the three and six months ended April 30, 2017, respectively and $451,000 and $890,000 for the three and six months ended April 30, 2016, respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within "Cost of Revenues".

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

Deferred Tax Asset

As of April 30, 2017, the Company has determined that its net deferred tax assets of approximately $1,777,000 are realizable on a more-likely-than-not basis.  Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax asset will be realized.  The Company considered all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined that a valuation allowance is not required.

As of October 31, 2016, the Company had a federal net operating loss carry-forward of $6,180,000 available for income tax purposes which will expire in various tax years from fiscal year 2022 through fiscal year 2030.  Included in the federal net operating loss of $6,180,000 is approximately $1,498,000 in connection with tax deductions for equity compensation that are greater than the compensation recognized for financial reporting purposes.  Such amount is not included in the Company's  net deferred tax assets.

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

	For the three months ended April 30,		For the six months ended April 30,
	2017	2016	2017	2016
Basic Weighted average shares outstanding	7,692,913	7,677,755	7,691,534	7,669,078
Effect of dilutive stock options	-	41,187	-	42,026
Dilted weighted average shares outstanding	7,692,913	7,718,942	7,691,534	7,711,104

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,341,500	1,004,000	1,341,500	986,500

Stock-Based Compensation

The Company follows FASB ASC 718 "Compensation-Stock Compensation," which requires the measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $113,000 and $255,000 for the three and six months ended April 30, 2017, respectively. For the three and six months ended April 30, 2016, stock-based compensation was $105,000 and $162,000, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

Stockholders' Equity

During the three months ended April 30, 2017, the Company issued 5,892 shares of common stock, through a cashless exercise of employee stock options. In connection with the cashless exercise, the Company received 9,108 shares of common stock at fair value of $38,250, which were included within the Company's Treasury Stock account as of April 30, 2017.

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

In May 2017, the FASB issued ASU No 2017-09, "Compensation—Stock Compensation: Topic 718" — Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018 and will be applied prospectively. Early adoption is permitted. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

3. Notes Payable – Related Party

The Company has a note payable to G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, of $2,700,000 (the "Third Replacement Note") as of April 30, 2017. The Third Replacement Note bears a maturity date of November 1, 2018, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Third Replacement Note through April 30, 2017, totaling $81,450.

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

PASSUR's information solutions are used by the largest five North American airlines, more than 60 airport customers, including 22 of the top 30 North American airports (with PASSUR solutions also used at the remaining top eight airports by one or more airline customers), hundreds of corporate aviation customers, and the U.S. government.

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

For the three months ended April 30, 2017, total revenue decreased 10% to $3,424,000, compared with $3,809,000 for the same period in fiscal year 2016. Loss from operations for the three months ended April 30, 2017, was $185,000 compared with income from operations of $236,000 for the same period in fiscal year 2016. For the three months ended April 30, 2017, net loss was $38,000 or $0.00 per diluted share, compared with net income of $122,000 or $0.02 per diluted share, in the same period in fiscal year 2016.

The revenue decrease for the three months ended April 30, 2017, was primarily due to the non-renewal of a contract from a customer, which was previously disclosed. The Company believes the lost revenue from this contract will be offset by the anticipated revenues from new contracts to be acquired during fiscal year 2017 on an annualized run-rate basis. The increase in our operating expenses was due primarily to the Company continuing to invest in its development, sales and management professionals to more aggressively pursue revenue opportunities in the market and to build and implement solutions sought by its customers.

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

Revenues decreased $386,000 or 10% to $3,424,000  for the three months ended April 30, 2017, as compared with the same period in fiscal year 2016. For the six months ended April 30, 2017, revenues decreased $206,000 or 3%, to $7,039,000, with the same period in fiscal year 2016. The revenue decrease for both the three and six months ended April 30, 2017, was primarily due to the non-renewal of a contract from a customer, which was previously disclosed. The Company believes the lost revenue from this contract will be offset by the anticipated revenues from new contracts to be acquired during fiscal year 2017 on an annualized run-rate basis. Subscriptions to the Company's suite of software applications and services for the three and six months ended April 30, 2017 decreased by $209,000, or 6% and increased by $94,000 or 1%, compared to the same period in 2016. The Company had consulting and license fee revenue of $39,000 and $81,000 for the three and six months ended April 30, 2017, as compared to $198,000 and $350,000 for the three and six month periods in fiscal year 2016. The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers' needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

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

Cost of revenues decreased $86,000, or 5%, to $1,534,000 for the three months ended April 30, 2017, as compared with the same period in fiscal year 2016. Cost of revenues increased $92,000 or 3%, to $3,224,000 for the six months ended April 30, 2017, as compared with the same period of fiscal year 2016.  The decrease in cost of revenues for the three months ended April 30, 2017, compared to the same period in 2016, was primarily related to an increase in capitalized cost associated with our PASSUR Network installations. The increase in cost of revenues for the six months ended April 30, 2017, compared to the same period in 2016, is primarily related to an increase in personnel related costs which were not assigned to capitalized projects, as a result of the Company's investment in additional personnel.  In addition, an increase in the amortization of software development projects also contributed to the increase in cost of revenues.

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized rather than expensed and amortized over 7 years for PASSUR or 5 years for SMLAT systems typically.

Research and Development

Research and development expenses decreased $40,000, or 18%, to $186,000, for the three months ended April 30, 2017, as compared to $226,000 for the three months ended April 30, 2016. The decrease was primarily attributable to an decrease in personnel related costs, as compared with the prior year.  Research and development expenses increased $4,000 or 1%, to $414,000 for the six months ended April 30, 2017, as compared to $410,000, for the six months ended April 30, 2016.

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $161,000, or 9%, to $1,888,000 for the three months ended April 30, 2017, as compared to $1,727,000 for the three months ended April 30, 2016. The increase is primarily due to an increase in personnel related costs for sales and marketing of $163,000. Selling, general, and administrative expenses increased $346,000 or 10%, to $3,707,000 for the six months ended April 30, 2017, as compared to $3,361,000 for the six months ended April 30, 2016. The increase is primarily due to an increase in personnel related costs for sales and marketing of $298,000, which was offset by a decrease in general and administrative personnel related cost of $47,000. In addition, increases in stock-based compensation expense of $93,000, also contributed to the increase.

Income from Operations

Income from operations decreased $421,000, or 178%, for the three months ended April 30, 2017 as compared to the same period in fiscal year 2016. For the six months ended April 30, 2017, income from operations decreased $648,000 or 189%, as compared to the same periods in fiscal year 2016.  The decreases for the three and six month ended April 30, 2017 were primarily due to (i) an increase in operating expenses of $36,000, or 1% and $442,000 or 6%, respectively; and (ii) a decrease in revenues of $386,00 or 10% and $206,000 or 3%, respectively. Overall, the increase in operating expenses for the three and six month periods ended April 30, 2017, was primarily due to our continued investments in hiring development, sales and marketing and management professionals to achieve our near-term and future revenue growth objectives.

Interest Expense – Related Party

Interest expense – related party decreased $4,000, or 9% and $16,000 or 17%, for the three and six months ended April 30, 2017, as compared to the three and six months ended April 30, 2016, due to the lower principal balance on the note.

Net (Loss)/Income

The Company had net loss of $38,000, or $0.00 per diluted share and $295,000 or $0.04 per diluted share, for the three and six months ended April 30, 2017, as compared to net income of $122,000, or $0.02 per diluted share and $147,000 or $0.02 per diluted share, for the three and six months ended April 30, 2016. Included in the net loss for the six months ended April 30, 2017, is a discrete tax provision of approximately $198,000 related to the Company adjusting its deferred tax asset relating to net operating losses in various state jurisdictions.

Liquidity and Capital Resources

The Company's current assets exceeded its current liabilities, excluding deferred revenue, by $2,467,000 as of April 30, 2017. The note payable to a related party, G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, was $2,700,000 as of April 30, 2017 and October 31, 2016, with a maturity of November 1, 2018.

The Company's stockholders' equity was $12,287,000 as of April 30, 2017.

On January 6, 2017, the Company entered into a Third Debt Extension Agreement with G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, effective January 6, 2017, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2017, and the total amount of principal and interest due and owing as of January 6, 2017, was $2,730,000. Pursuant to the Third Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $2,700,000 (the "Third Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of January 6, 2017, in an amount equal to $30,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Third Replacement Note, the maturity date was extended to November 1, 2018 and the annual interest rate remained at 6%. Interest payments under the Third Replacement Note shall be made annually at October 31st of each year. The note payable is secured by the Company's assets. The Company has paid all interest incurred on the Third Replacement Note through April 30, 2017, totaling $81,450.

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

Net cash provided by operating activities was $2,340,000 for the six months ended April 30, 2017, and consisted of a net loss of $295,000, depreciation and amortization of $1,703,000, and stock-based compensation expense of $255,000. Net cash used in investing activities was $2,021,000 for the six months ended April 30, 2017, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York and Orlando, Florida data centers. Net cash provided by financing activities was zero for the six months ended April 30, 2017, which consisted of the purchase of treasury stock of $38,000 and the exercise of stock options of $38,000.

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

Interest by potential customers in the information and decision support software products obtained from PASSUR Network Systems and its professional services remains strong. As a result, the Company believes that future revenues will continue to increase on an annualized basis. However, there are no guarantees that such annualized future revenue increases will occur. If revenues do not increase and the Company's cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company's ability to optimize its cost structures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all-existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principal and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2019. Early application as of January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial reporting.

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

In May 2017, the FASB issued ASU No 2017-09, "Compensation—Stock Compensation: Topic 718" — Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018 and will be applied prospectively. Early adoption is permitted. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2017.

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

PART II. Other Information

Item 1.  Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2017, the Company issued 5,892 shares of common stock, through a cashless exercise of employee stock options. In connection with the cashless exercise, the Company received 9,108 shares of common stock at fair value of $38,250, which were included within the Company's Treasury Stock account as of April 30, 2017.

Item 5.  Other Information.

On June 9, 2017, the Board of Directors (the "Board") of PASSUR Aerospace, Inc. (the "Company") appointed Michael P. Schumaecker to the Board, effective immediately, and he shall hold office until the next Annual Meeting of Shareholders of the Company or until such person's successor shall have been elected and shall qualify. Mr. Schumaecker will be entitled to receive the same compensation as other non-employee directors receive for serving on the Board.

Mr. Schumaecker, age 72, is a retired partner of Pillsbury Winthrop Shaw Pittman LLP, an international law firm which focuses on the aviation, technology, energy & natural resources, financial services, real estate & construction, and travel & hospitality sectors.

Mr. Schumaecker was a member of the law firm's Managing Board for over six years and the leader of the law firm's Finance practice group for over 10 years, a group that included the firm's Banking, Derivatives, Energy & Infrastructure Projects, Trade Finance and Transportation Finance practices. He has extensive experience in complex cross-border asset-based financings, trade finance, and infrastructure projects, particularly in the aviation and energy industries. Mr. Schumaecker has over 30 years of experience acting as counsel to airlines and lenders in both financial and commercial matters, including aircraft purchases and sales, operating and finance leases, pre-delivery payment financing, receivables financings, airport modernization projects, ticket clearance systems, fleet replacements, joint ventures, debt restructurings and insolvency proceedings.

Mr. Schumaecker received a B.A. from Georgetown University and then served as an officer in the U.S. Army. After military service, he earned his J.D. (cum laude) from Brooklyn Law School where he was Editor-in-Chief of the Law Review. He then attended New York University School of Law where he received an LL.M. (corporate law).
Item 6.  Exhibits.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: June 12, 2017	By: /s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 12, 2017	By: /s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)