Form 10-Q
period 2017-07-31
PASSUR Aerospace, Inc.
filed 2017-09-11
CIK 225628

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2017

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

There were 7,696,091 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of  September 1, 2017.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements
PASSUR Aerospace, Inc. and Subsidiary

      Consolidated Balance Sheets

	July 31, 2017	October 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$813,192	$1,523,655
Accounts receivable, net	603,458	1,073,498
Deferred tax assets, current	418,889	418,889
Prepaid expenses and other current assets	364,281	217,410
Total current assets	2,199,820	3,233,452

PASSUR Network, net	6,169,478	5,739,753
Capitalized software development costs, net	8,957,601	8,263,533
Property and equipment, net	1,004,926	1,187,158
Deferred tax assets, non-current	1,271,900	1,250,833
Other assets	186,046	208,755
Total assets	$19,789,771	$19,883,484

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$612,376	$356,387
Accrued expenses and other current liabilities	852,372	936,272
Deferred revenue, current portion	3,274,064	3,140,292
Total current liabilities	4,738,812	4,432,951

Deferred revenue, long term portion	489,746	423,346
Note payable - related party	2,700,000	2,700,000
Total liabilities	7,928,558	7,556,297

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 and 10,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 and 8,465,526 at July 31, 2017 and October 31, 2016	84,804	84,654
Additional paid-in capital	16,529,015	16,082,865
Accumulated deficit	(2,818,928)	(1,944,904)
	13,794,891	14,222,615

Treasury stock, at cost, 784,435 and 775,327 shares at July 31, 2017 and October 31, 2016	(1,933,678)	(1,895,428)
Total stockholders' equity	11,861,213	12,327,187
Total liabilities and stockholders' equity	$19,789,771	$19,883,484

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)
	Three Months Ended
	July 31,
	2017	2016

Revenues	$3,331,898	$3,827,108

Cost of expenses:
Cost of revenues	1,489,703	1,647,033
Research and development expenses	186,352	231,742
Selling, general, and administrative expenses	2,107,303	1,585,989
	3,783,358	3,464,764

(Loss)/Income from operations	$(451,460)	$362,344

Interest expense - related party	41,400	44,367
Other Loss	-	-
(Loss)/Income before income taxes	(492,860)	317,977

Provision for income taxes	86,500	136,677
Net (loss)/income	$(579,360)	$181,300

Net (loss)/income per common share - basic	$(0.08)	$0.02
Net (loss)/income per common share - diluted	$(0.08)	$0.02

Weighted average number of common shares outstanding - basic	7,696,091	7,690,199
Weighted average number of common shares outstanding - diluted	7,696,091	7,751,483

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	July 31,
	2017	2016

Revenues	$10,371,235	$11,071,991

Cost of expenses:
Cost of revenues	4,713,839	4,779,657
Research and development expenses	600,205	641,255
Selling, general, and administrative expenses	5,814,285	4,946,624
	11,128,329	10,367,536

(Loss)/Income from operations	$(757,094)	$704,455

Interest expense - related party	122,850	141,933
Other Loss	5,221	-
(Loss)/Income before income taxes	(885,165)	562,522

(Benefit) provision for income taxes	(11,141)	234,512
Net (loss)/income	$(874,024)	$328,010

Net (loss)/income per common share - basic	$(0.11)	$0.04
Net (loss)/income per common share - diluted	$(0.11)	$0.04

Weighted average number of common shares outstanding - basic	7,693,069	7,676,170
Weighted average number of common shares outstanding - diluted	7,693,069	7,725,333

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2017	2016
Cash flows from operating activities
Net (loss)/income	$(874,024)	$328,010
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	2,519,500	2,469,268
Provision for deferred taxes	(21,067)	222,882
Provision for doubtful accounts	161,344	18,236
Stock-based compensation	408,050	275,077
Changes in operating assets and liabilities:
Accounts receivable	308,696	31,523
Prepaid expenses and other current assets	(185,974)	(283,158)
Other assets	22,710	16,409
Accounts payable	255,989	(400,463)
Accrued expenses and other current liabilities	(83,900)	144,837
Deferred revenue	200,171	1,091,158
Total adjustments	3,585,519	3,585,769
Net cash provided by operating activities	2,711,495	3,913,779

Cash flows from investing activities
PASSUR Network	(1,023,608)	(597,894)
Software development costs	(2,144,555)	(1,898,521)
Property and equipment	(253,795)	(315,447)
Net cash used in investing activities	(3,421,958)	(2,811,862)

Cash flows from financing activities
Payment of notes payable-related party	-	(800,000)
Proceeds from exercise of stock options	-	18,220
Net cash used in financing activities	-	(781,780)

Increase in cash	(710,463)	320,137

Cash - beginning of period	1,523,655	925,508
Cash - end of period	$813,192	$1,245,645

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$122,850	$141,933
Income taxes	$71,196	$60,799
Non-cash financing activities - purchase of treasury stock	$38,250	$-
Non-cash financing activities - proceeds from exercise of stock options	$38,250	$-

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

July 31, 2017

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

PASSUR's mission is to improve global air traffic efficiencies by connecting the world's aviation professionals onto a single aviation intelligence platform, making PASSUR an essential element in addressing the aviation industries system-wide inefficiencies. We are an aviation intelligence company that makes air travel more predictable, gate-to-gate, by using predictive analytics generated from our own big data – to mitigate constraints for airlines and their customers.

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

PASSUR integrates data from multiple sources, including its independent network of over 180 surveillance sensors installed throughout North America creating coast to coast coverage, as well as locations in Europe and Asia; government data; customer data; and data from third party partners. PASSUR's sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with its historical database of aircraft and airport behavior, including information recorded by its network over the last 10 years, allows the Company to know more about what has happened historically and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airports should perform.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2016, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of July 31, 2017, and its consolidated results of operations for the three and nine months ended July 31, 2017, and 2016.

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

Use of Estimates

The preparation of the financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include those related to revenue recognition, stock-based compensation, software development costs, the PASSUR Network and income taxes. Actual results could differ from those estimates.

Revenue Recognition Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-15, "Revenue Recognition in Financial Statements" ("ASC 605-15"), which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

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

The Company's projected annual effective tax rate of 23.72% (excluding discrete items) is lower than the federal statutory rate of 34% primarily related to nondeductible permanent differences, including stock based compensation for Incentive Stock Options. For the three and nine months ended July 31, 2017, the Company recorded an income tax expense of approximately $87,000 and an income tax benefit of approximately $11,000, respectively. Included in the Company's provision for income taxes for the nine months ended July 31, 2017, is a discrete tax provision of approximately $198,000 related to the Company adjusting its deferred tax asset relating to net operating losses in various state jurisdictions.

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

The provision for doubtful accounts was $166,000 and $26,000 as of July 31, 2017, and October 31, 2016, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes its provision is reasonable.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which include the direct and indirect production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company capitalized $312,000 and $866,000, of PASSUR Network costs, for the three and nine months ended July 31, 2017, respectively. These amounts exclude $87,000 and $158,000 of inventory purchases related to the PASSUR Network for the three and nine months ended July 31, 2017, respectively.  For the three and nine months ended July 31, 2016, the Company capitalized $174,000 and $512,000, of PASSUR Network costs, respectively. These amounts exclude $31,000 and $86,000 of inventory purchases related to the PASSUR Network for the three and nine months ended July 31, 2016, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems. The Company depreciated $176,000 and $594,000, of PASSUR Network costs, for the three and nine months ended July 31, 2017. For the three and nine months ended July 31, 2016, the Company depreciated $249,000 and $701,000 of PASSUR Network costs, respectively.

The net carrying balance of the PASSUR Network as of July 31, 2017, and October 31, 2016, was $6,169,000 and $5,740,000, respectively. Included in the net carrying balance as of July 31, 2017, were parts and finished goods for PASSUR and SMLAT Systems totaling $871,000 and $1,612,000, respectively, which have not yet been installed. As of October 31, 2016, $999,900 and $1,767,000 of parts and finished goods for PASSUR and SMLAT systems, respectively, were included in the net carrying balance of the PASSUR Network. PASSUR and SMLAT Systems which are not installed are carried at cost and not depreciated until installed.

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, "Internal Use Software." ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company capitalized $817,000 and $2,145,000 for the three and nine months ended July 31, 2017, respectively. For the three and nine months ended July 31, 2016, the Company capitalized $579,000 and $1,899,000, respectively. The Company amortized $476,000 and $1,450,000 of capitalized software development costs for the three and nine months ended July 31, 2017, respectively and $469,000 and $1,360,000 for the three and nine months ended July 31, 2016, respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within "Cost of Revenues".

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

Deferred Tax Asset

As of July 31, 2017, the Company has determined that its net deferred tax assets of approximately $1,691,000 are realizable on a more-likely-than-not basis.  Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax asset will be realized.  The Company considered all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined that a valuation allowance is not required.

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

	For the three months ended July 31,		For the nine months ended July 31,
	2017	2016	2017	2016
Basic Weighted average shares outstanding	7,696,091	7,690,199	7,693,069	7,676,170
Effect of dilutive stock options	-	61,284	-	49,163
Dilted weighted average shares outstanding	7,696,091	7,751,483	7,693,069	7,725,333

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,454,000	917,500	1,454,000	991,500

Stock-Based Compensation

The Company follows FASB ASC 718, "Compensation-Stock Compensation," which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $153,000 and $408,000 for the three and nine months ended July 31, 2017, respectively. For the three and nine months ended July 31, 2016, stock-based compensation was $113,000 and $275,000, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

Stockholders' Equity

During the second quarter of fiscal year 2017, the Company issued 5,892 shares of common stock, through a cashless exercise of employee stock options. In connection with the cashless exercise, the Company received 9,108 shares of common stock at fair value of $38,250. The shares of common stock the Company received in connection with the cashless exercise, have been included within the Company's Treasury Stock account as of April 30, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all-existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing  GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2019. Early application as of January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial reporting.

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

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases. Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which for the Company will be the annual period ending October 31, 2020, and early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued new guidance on accounting for employee share-based payment awards to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2018. Early adoption, including adoption in an interim period, is permitted. The standard requires the use of several transition methods including a modified retrospective transition method, retrospective method, and prospective method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No 2017-09, "Compensation—Stock Compensation: Topic 718" — Scope of Modification Accounting, to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018, and will be applied prospectively. Early adoption is permitted. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

3. Notes Payable – Related Party

The Company has a note payable to G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, of $2,700,000 (the "Third Replacement Note") as of July 31, 2017. The Third Replacement Note bears a maturity date of November 1, 2018, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. The Company has paid all interest incurred on the Third Replacement Note through July 31, 2017, totaling $122,850.

On August 31, 2017, Mr. Gilbert loaned the Company an additional $500,000 to primarily fund the Company's near-term investment strategy to enhance the Company's technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of September 11, 2017, the loan balance totaled $3,200,000. The Company anticipates that Mr. Gilbert may provide additional funding through the remainder of fiscal-year 2017 as part of the Company's near-term investment strategy as discussed above. The notes are secured by the Company's assets.

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

Our core business addresses some of the aviation's most intractable and costly operational and financial challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions. Several studies have estimated the annual direct costs to the system of such inefficiencies at over $30 billion.

Solutions offered by PASSUR help to ensure flight completion. They cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and emissions, while maximizing revenue opportunities, improving operational efficiency, and enhancing the passenger experience.

For the three months ended July 31, 2017, total revenue decreased 13% to $3,332,000, compared with $3,827,000 for the same period in fiscal year 2016. Loss from operations for the three months ended July 31, 2017, was $451,000 compared with income from operations of $362,000 for the same period in fiscal year 2016. For the three months ended July 31, 2017, net loss was $579,000 or $0.08 per diluted share, compared with net income of $181,000 or $0.02 per diluted share, in the same period in fiscal year 2016.

The revenue decrease for the three months ended July 31, 2017, was primarily due to the non-renewal of a contract from a customer, which was previously disclosed. The Company believes the lost revenue from this contract will be offset by the anticipated revenues from new contracts to be closed during fiscal year 2017 on an annualized run-rate basis. The increase in our operating expenses was due primarily to the Company continuing to invest in its development, sales and management professionals to more aggressively pursue revenue opportunities in the market and to build and implement solutions sought by its customers. As an example of our continued investments, we announced during the quarter that we are partnering with GE Aviation Digital Solutions ("GE") to leverage GE's domain expertise in software development. We believe this investment will ultimately lead to new transformative capabilities for our customers, and shape the vision and future of our integrated suite of solutions.

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

Revenues decreased $495,000 or 13% to $3,332,000  for the three months ended July 31, 2017, as compared with the same period in fiscal year 2016. For the nine months ended July 31, 2017, revenues decreased $701,000 or 6%, to $10,371,000, as compared with the same period in fiscal year 2016. The revenue decrease for both the three and nine months ended July 31, 2017, was primarily due to the non-renewal of a contract from a customer, as previously disclosed, which was partially offset by revenue from new contracts closed in fiscal year 2016 and fiscal year 2017. The Company believes the lost revenue from this contract will be offset by the anticipated revenues from new contracts to be closed during fiscal year 2017 on an annualized run-rate basis. Subscriptions to the Company's suite of software applications and services for the three and nine months ended July 31, 2017, decreased by $338,000, or 9% and $244,000 or 2%, compared to the same period in 2016. The Company had consulting and license fee revenue of $38,000 and $119,000 for the three and nine months ended July 31, 2017, as compared to $177,000 and $528,000 for the same period in 2016. The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers' needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

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

Cost of revenues decreased $157,000, or 10%, to $1,490,000 for the three months ended July 31, 2017, as compared with the same period in fiscal year 2016. Cost of revenues decreased $66,000 or 1%, to $4,714,000 for the nine months ended July 31, 2017, as compared with the same period in fiscal year 2016.  The decrease in cost of revenues for the three and nine months ended July 31, 2017, compared to the same periods in 2016, was primarily related to an increase in capitalized cost associated with our PASSUR Network installations and software development projects. The increase in capitalized cost was partially offset by an increase in personnel related costs which were not assigned to capitalized projects, as a result of the Company's investment in additional personnel and an increase in the amortization of software development projects.

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

Research and Development

Research and development expenses decreased $45,000, or 20%, to $186,000, for the three months ended July 31, 2017, as compared to $232,000 for the three months ended July 31, 2016.  Research and development expenses decreased $41,000 or 6%, to $600,000 for the nine months ended July 31, 2017, as compared to $641,000, for the nine months ended July 31, 2016.  The decrease was primarily attributable to a decrease in personnel related costs, as compared with the prior year.

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $521,000, or 33%, to $2,107,000 for the three months ended July 31, 2017, as compared to $1,586,000 for the three months ended July 31, 2016. The increase is due in part to an increase in personnel related costs associated with sales and marketing of approximately $249,000.  Additionally, the Company recorded an accrual for approximately $159,000 to increase the bad debt reserve related to accounts receivable outstanding for which collections are uncertain. Stock-based compensation expense increased $44,000, due to the increase in stock awards granted during the three months ended July 31, 2017, as compared with the same period in 2016.

Selling, general, and administrative expenses increased $868,000 or 18%, to $5,814,000 for the nine months ended July 31, 2017, as compared to $4,947,000 for the nine months ended July 31, 2016. The increase is due in part to an increase in personnel related costs for sales and marketing of $551,000, which was offset by a decrease in general and administrative personnel related cost of $47,000. Additionally, the Company recorded an accrual for approximately $159,000 to increase the bad debt reserve related to accounts receivable outstanding for which collections are uncertain. Finally, stock-based compensation expense increased approximately $137,000, for the nine-months ended July 31, 2017, as compared to the same period in 2016.

Income from Operations

Income from operations decreased $814,000, or 225%, for the three months ended July 31, 2017, as compared to the same period in fiscal year 2016. For the nine months ended July 31, 2017, income from operations decreased $1,462,000 or 207%, as compared to the same periods in fiscal year 2016.  The decreases for the three and nine months ended July 31, 2017, were primarily due to (i) an increase in operating expenses of $319,000, or 9% and $761,000 or 7%, respectively; and (ii) a decrease in revenues of $495,00 or 13% and $701,000 or 6%, respectively. Overall, the increase in operating expenses for the three and nine-month periods ended July 31, 2017, was primarily due to our continued investments in hiring development, sales and marketing and management professionals to achieve our near-term and future revenue growth objectives.

Interest Expense – Related Party

Interest expense – related party decreased $3,000, or 7% and $19,000 or 13%, for the three and nine months ended July 31, 2017, as compared to the three and nine months ended July 31, 2016, due to the lower principal balance on the note.

Net (Loss)/Income

The Company had net loss of $579,000, or $0.08 per diluted share and $874,000 or $0.11 per diluted share, for the three and nine months ended July 31, 2017, as compared to net income of $181,000, or $0.02 per diluted share and $328,000 or $0.04 per diluted share, for the three and nine months ended July 31, 2016. Included in the net loss for the nine months ended July 31, 2017, is a discrete tax provision of approximately $198,000 related to the Company adjusting its deferred tax asset relating to net operating losses in various state jurisdictions.

Liquidity and Capital Resources

The Company's current assets exceeded its current liabilities, excluding deferred revenue, by $735,000 as of July 31, 2017. The note payable to a related party, G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, was $2,700,000 as of July 31, 2017, and October 31, 2016, with a maturity of November 1, 2018. On August 31, 2017, Mr. Gilbert loaned the Company an additional $500,000. As of September 11, 2017, the loan balance totaled $3,200,000.

The Company's stockholders' equity was $11,861,000 as of July 31, 2017.

On January 6, 2017, the Company entered into a Third Debt Extension Agreement with G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, effective January 6, 2017, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2017, and the total amount of principal and interest due and owing as of January 6, 2017, was $2,730,000. Pursuant to the Third Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $2,700,000 (the "Third Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of January 6, 2017, in an amount equal to $30,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Third Replacement Note, the maturity date was extended to November 1, 2018, and the annual interest rate remained at 6%. Interest payments under the Third Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company's assets. The Company has paid all interest incurred on the Third Replacement Note through July 31, 2017, totaling $122,850.  On August 31, 2017, Mr. Gilbert loaned the Company an additional $500,000 to primarily fund the Company's near-term investment strategy to enhance the Company's technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of September 11, 2017, the loan balance totaled $3,200,000. The Company anticipates that Mr. Gilbert may provide additional funding through the remainder of fiscal-year 2017 as part of the Company's near-term investment strategy as discussed above.

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

Net cash provided by operating activities was $2,711,000 for the nine months ended July 31, 2017, and consisted of a net loss of $874,000, depreciation and amortization of $2,520,000, and stock-based compensation expense of $408,000. Net cash used in investing activities was $3,422,000 for the nine months ended July 31, 2017, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York, and Orlando, Florida data centers. Net cash provided by financing activities was zero for the nine months ended July 31, 2017, which included the purchase of treasury stock of $38,000 and offset by the exercise of stock options of $38,000.

The Company actively monitors the costs associated with supporting the business and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company's revenues are derived from airlines, airports, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all-existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2019. Early application as of January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial reporting.

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

In February 2016, the FASB issued ASU2016-02, which amends the ASC and creates Topic 842, Leases. Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous US GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which for the Company will be the annual period ending October 31, 2020, and early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued new guidance on accounting for employee share-based payment awards to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2018. Early adoption, including adoption in an interim period, is permitted. The standard requires the use of several transition methods including a modified retrospective transition method, retrospective method, and prospective method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No 2017-09, "Compensation—Stock Compensation: Topic 718" — Scope of Modification Accounting, to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018, and will be applied prospectively. Early adoption is permitted. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2017.

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

Item 5.  Other Information.

Not applicable.

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

PASSUR AEROSPACE, INC.

Dated: September 11, 2017	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 11, 2017	By:	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)