Form 10-K
period 2017-10-31
PASSUR Aerospace, Inc.
filed 2018-02-13
CIK 225628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10‑K

| X | Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2017

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

Securities registered pursuant toSection 12(b) of the Act: None

Securities registered pursuant toSection 12(g) of the Act:
Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [  ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]	Emerging growth company [ ]

If emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2017, was $12,234,165.

The number of shares of common stock, $0.01 par value, outstanding as of December 31, 2017, was 7,696,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2017, are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statements

The consolidated financial information provided in this Annual Report on Form 10-K (including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources", below) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's (defined below) future plans, objectives, and expected performance. The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the uncertainties related to the ability of the Company to sell its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the potential for terrorist attacks, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission ("SEC"). Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company's business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Readers are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K.

PART I

Item 1.  Business

PASSUR® Aerospace, Inc. ("PASSUR" or the "Company"), a New York corporation founded in 1967, is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. The Company is recognized as a leader in airline and airport operational efficiency and business aviation marketing and operational solutions. PASSUR is a pioneer in the successful use of big data, with an aviation intelligence platform and suite of web-based solutions that address the aviation industry's most intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions. Several independent studies have estimated the annual direct costs of such inefficiencies in the United States at over $8 billion annually, and worldwide direct costs at over $30 billion annually. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR's mission is to improve global air traffic efficiencies by connecting the world's aviation professionals onto a single aviation intelligence platform, making air travel more predictable, gate-to-gate, by using predictive analytics generated from our own big data – to mitigate constraints for airlines and their customers. PASSUR's information solutions are used by the largest North American airlines, more than 60 airport customers, including at the top 30 North American airports, hundreds of corporate aviation customers, and the U.S. government.

Enhanced in 2017, and augmenting the PASSUR network, is an international operational platform PASSUR can now provide to global customers through agreements with global customers, data companies, flight information companies, and governments. The recent contract entered into with Air France is a demonstration of this new capability. Additionally, as a result of this data integration, PASSUR's products can be delivered internationally with greater speed than in the past.

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

Solutions offered by PASSUR help to ensure flight completion, across the flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while maximizing revenue opportunities, as well as improving operational efficiency and enhancing the passenger experience.

PASSUR's commercial solutions give aviation operators the ability to optimize performance in today's air traffic management system, while also helping to achieve Next Generation Air Transportation System ("NextGen") and Single European Sky ATM Research objectives.

PASSUR integrates data from multiple sources, including its independent network of over 180 surveillance sensors and the PASSUR surface surveillance network installed throughout North America creating coast to coast coverage, as well as locations in Europe and Asia; multiple airports; government data; customer data; and data from third party partners. PASSUR's sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with our historical database of aircraft and airport behavior, including information recorded by our network over the last 10 years, allows the Company to know more about what has happened historically, and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airport should perform.

PASSUR's Strategic Objectives

1.	Increase airline cash flow and operational performance while growing PASSUR's revenue in core commercial markets.

2.	Further build PASSUR's market share domestically, and grow PASSUR's presence in international markets.

3.
Organize the world's flight and operations information needed to continue to enhance the PASSUR operational platform. In 2017, significant new capabilities were added. Additional capabilities will be integrated into this database as more international customers join the PASSUR network.

4.
Introduce to government markets, products and solutions initially developed for commercial markets, creating a standard platform between commercial and government customers, thereby providing immediate returns from the core commercial market while facilitating larger government programs and contracts.

5.	Develop strategic relationships with major companies to broaden the reach of PASSUR products in the worldwide commercial and government marketplace.

6.
Further expand the reach of PASSUR's innovative collaborative information sharing platform, which brings together local, regional, national, and international aviation stakeholders in real time to manage complex, expensive, and disruptive events.

7.	Provide more complete solutions that address increasingly larger aviation challenges.

PASSUR Core Capabilities

Integrated Surveillance Network and Integrated Aviation Database

The Company operates what it believes to be the largest and most extensive private commercial aircraft, airport, and airspace passive surveillance networks in the world. The PASSUR Network integrates additional key surveillance sources, to include ADS-B, ASDE-X, Mode S, En Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources. PASSUR also integrates extensive amounts of data from its customer's systems, such as airline internal flight operations data, and Airport Operational Databases.

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

•
PASSUR is recognized by airlines as having the best flight predicted arrival time Estimated Time of Arrival ("ETA") in the industry. More than ten independent airline studies have demonstrated the PASSUR predicted arrival time to be more accurate than any other source, including the airlines' own internally-generated ETAs. The Company believes that this greater accuracy translates directly into significant operational and financial benefits in areas such as completing connections (passengers and bags), reduced fuel consumption, more efficient staffing plans, and greater on-time schedule completion.

PASSUR Integrated Traffic Management

PASSUR Integrated Traffic Management ("PITM") is, in the Company's opinion, the industry's first fully integrated air traffic optimization suite. PITM is a metrics-focused, Key Performance Indicator driven solution platform allowing the customer to first view the most critical information for its operation, and then, as necessary, enabling the user to drill down for better visualization and analysis.

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

Decision Support Dashboards, Key Performance Indicators, and Management by Exception

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

These subject matter experts from the CoE understand the National Airspace System ("NAS") and are able to translate these internal requirements and external conditions into information solutions that target specific, measurable problems with defined operational and financial performance metrics. These experts are complemented by a technical team of software engineers, human-computer interface designers, data scientists, radar engineers, database architects, physicists, and statisticians who have years of expertise in managing complex surveillance networks (hardware and software), as well as interpreting and converting complex, live aviation data feeds into robust decision support software solutions.

Business Intelligence (BI)

PASSUR continues to invest in the data aggregation, mining, and visualization tools to support the industry's growing need for data-driven performance measurement and efficiency gains. PASSUR's BI platform, supported by our Center of Excellence subject matter experts, helps aviation organizations and professionals identify the most important problems to target, where to invest resources for the greatest gains, and create "before" and "after" profiles to measure their return on investment.

Products and Services
The Company offers targeted solutions to help airlines complete missions on time:
Category	PASSUR solutions description	Key growth drivers

Traffic Flow Management
■ Web dashboard that gives airlines, airports, and aviation, navigation and satellite programs ("ANSPs") the ability to analyze and act on airspace conditions predictively and in real-time. Helps to ensure the optimal flow of traffic in/out of airports in order to preserve schedule completion and reduce costs.
■ Provides predictive analytics, alerts, and instant analysis and performance summaries to balance demand and capacity.
■ Drone Air Traffic Integration is a service designed to help commercial drone operators become more informed, effective, and collaborative members of the NAS by integrating them into PASSUR's aviation intelligence platform, currently used by the main NAS stakeholders (airlines, airports, business aviation, and the Federal Aviation Administration ("FAA").
■ Primary customers: airlines, airports, government, and potentially large drone operators.

■ Enhances airspace throughput and capacity.
■ Reduces impact of Traffic Management Initiatives ("TMI"), such as eliminating the need for ground delays or ground stops.
■ TMI costs can exceed $160 million annually for just one airline at larger airports.
■ Assist drone operators seamlessly integrate into the NAS.

Diversion Management
■ Predictive analytics algorithms leverage extensive historical data mining and pattern recognition, and live dynamic conditions to predict a range of operating conditions in advance, allowing airlines to choose the least costly plane to divert, cancel/consolidate flights, predict accurate hold times, or divert preemptively.
■ Allows airlines to decrease the number of diversions they experience and optimize ones that are unavoidable, improving their profitability, passenger scores, and environmental footprint. Allows airports to be prepared for diversions, delays, and cancellations.
■ Primary customers: airlines, airports, and government.

■ Reduces the number and cost of unnecessary diversions.
■ Ensures aircraft divert to airports that can enable a faster return to original destination airport.
■ Diversions cost U.S. domestic airlines more than $400 million annually in direct costs, disrupting more than 1.6 million passengers.

Flight Predictability (ETAs and ETDs)
■ An accurate ETA data feed optimizes all existing airline and airport processes and systems that depend on knowing when an airplane is going to arrive, without requiring expensive or disruptive internal changes. Predictive flight arrival and departure times built on multiple sources, including PASSUR's live and historical surveillance of the airspace.
■ Provides accurate gate-to-gate ETA and Estimated Time of Departure ("ETD").
■ Primary customers: airlines and airports.

■ Benefits include completing connections (passengers, bags, and crew), reduced fuel consumption, more efficient staffing plans, greater on-time schedule completion, reduced gate holds, and helping airlines meet stricter "crew rest" regulations.
■ Enables better overall planning and scheduling to maximize revenue opportunities.
■ Missed connections alone at one airport can cost an airline in excess of $3 million per year.n

Surface Management
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
■ PASSUR's surface surveillance sensors allow airlines and airports to visualize parts of the airport otherwise not tracked and monitored.
■ Primary customers: airlines, airports, and government.

■ Improves the efficiency of arrivals and departures, preserves schedule integrity, prioritizes high value flights, and reduces surface delays and fuel burn.
■ Reduces the possibility of tarmac delay fines, which can exceed $3 million per event.

Turn Time Management
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
■ Primary customers: airlines and airports
■ Minimizes the frequency, duration, and downstream effects of delays. ■ Ensures on-time schedule completion.

Connectivity and Collaboration
■ Allows airports to communicate and coordinate with airlines and other key stakeholders to ensure that operations are optimized with airport-critical information that is otherwise unavailable.
■ Addresses one of the key missing pieces in connectivity and collaboration: the two-way flow of accurate, timely, and complete information between airport operators, airlines, and other key stakeholders.
■ Primary customer: airports (with airlines as key influencer).

■ Reduced tarmac delay fines and incidents.
■ Operational metrics directly affected by the lack of timely updates, including secondary/repeat deicing, delays, cancellations, and diversions.
■ Large-scale regional disruptions, which are increasingly costly financially and reputationally to both airlines and airports.

Aviation Fees and Charges
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
■ Primary customer: airports (with airlines as key influencer).

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
■ PASSUR Landing Fee Management solution manages over $1billion in aviation fees annually.

The Company believes its products, solutions, and services help its aviation customers generate significant returns by:

(1)	improving financial performance and cutting costs;

(2)	improving operational efficiency and effectiveness;

(3)	increasing safety and security; and

(4)	improving the passenger experience.

The Company currently owns 24 issued patents and has an additional 18 patent applications pending with the United States Patent Office. The issued patents expire in various years through 2033.

The Company also owns a federal registered trademark in the mark PASSUR for use with both the PASSUR hardware system installation, and the software products which use the data derived from the PASSUR Network and other sources; and allowed federal trademark or the marks Airwayz, NextGen2 and NextGen3, for use with PASSUR Integrated Traffic Management modules and capabilities.

The Company believes its business opportunities come from the following industry conditions and demand drivers:

Airline Industry Dynamics

•
Increasing airline profitability, driving investment in technology. We expect airlines will take advantage of their increased profitability to invest in technology that can lower costs, increase revenue, and improve customer satisfaction.

•
Consolidation in the airline industry creating demand for a common operating system. Airlines are consolidating into much larger networks of greater complexity. There is increasing demand for a common operating platform that can service their entire system. This demand is growing worldwide, not just in the US.

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

•
Growth in International Hub "MegaAirports." A number of airports worldwide are positioning themselves to become global transfer hubs (examples include Toronto, Dubai, Istanbul, Mexico City, Panama, Bogota, Amsterdam Schiphol, and Frankfurt), and as a result are much more sensitive to traffic management constraints and disruptions and in search of solutions. This adds a new level of demand for PASSUR's traffic management solutions, including our newest regional disruption management tools.

Government Policy

•
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

•
Government contracts require proven commercial viability for public programs. Increasingly, government request for proposals for large-scale aviation systems and technologies require a proven track record of precursor models from the commercial sector, in order to shorten development time and ensure the broadest level of adoption by all stakeholders. Many companies regard PASSUR's substantial commercial market share as a means to increase the probability of winning NextGen and government contracts through the combination of PASSUR's commercial ATM (efficiency) with a partner's government ATM (safety) capabilities. PASSUR has been recognized as the commercial leader in aviation efficiency solutions.

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

Collaborative Decision Making

•
Airlines, airports, government, and other aviation stakeholders are requesting a collaborative decision-making platform. Large airlines need collaborative decision tools including common operating platforms, enabling instant coordination between system operations departments, hubs, and regional operators, and between airlines, airports, and ANSPs to solve complex operational procedures. Common use systems will incorporate airport-centric as well as airline-centric solutions. Airports are increasingly being tasked with providing more multi-airline operational services, previously provided by each airline. When airports provide collective services, redundancy and costs can be reduced. PASSUR has been asked by airlines and airports to help fulfill this need.

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

Distribution Method

The Company's direct sales force sells its products, as do authorized distributors or integrators who sell PASSUR's products as part of their total solution, e.g. for live flight status updates or fee collection.

Competition

PASSUR has developed a full suite of capabilities to reduce inefficiencies and improve performance across the markets it serves. There is no other company, to PASSUR's knowledge, which offers these capabilities. There are, however, other forms of flight tracking, surveillance, and aviation business intelligence products. Depending on the end use of the Company's products, primary competitors include Sabre, Saab, The Weather Company/IBM, and Harris Corporation. Most of these companies have larger sales forces and greater financial resources than the Company.

Source of Materials

The Company obtains its components from distributors and manufacturers throughout the United States. The Company has multiple sources from which to obtain a majority of its components.

Dependence on Certain Customers

Three customers accounted for 52%, or $7,165,000, of total revenues in fiscal year 2017. One customer accounted for 22%, or $2,988,000, a second customer accounted for 19%, or $2,637,000, and a third customer accounted for 11%, or $1,540,000 of total revenues in fiscal year 2017. Three customers accounted for 45%, or $6,698,000, of total revenues in fiscal year 2016. One customer accounted for 17%, or $2,555,000, a second customer accounted for 17%, or $2,460,000, and a third customer accounted for 11%, or $1,683,000 of total revenues in fiscal year 2016. As of October 31, 2017, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 21%, or $309,000, a second customer accounted for 16%, or $242,000, and a third customer accounted for 15%, or $218,000. As of October 31, 2016, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 30%, or $330,000, and a second customer accounted for 21%, or $226,000 and a third customer accounted for 14%, or $157,000. There is one customer with a significant past due accounts receivable balance, which is not one of the major customers described above, which the Company has fully reserved as of the fiscal year ended October 31, 2017.

Research and Development

The Company's research and development efforts include activities associated with the enhancement, maintenance, and improvement of the Company's existing hardware, software, and information products. These expenses amounted to $783,000 and $826,000 in fiscal years 2017 and 2016, respectively.

Environmental Costs

The Company is not aware of any environmental issues that would have a material adverse effect on future capital expenditures or current and future business operations.

Employees

The Company employed 62 employees, of which 56 were full-time, including four officers, as of October 31, 2017. None of its employees is subject to any collective bargaining agreements.

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

The aviation industry is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company's current revenues are derived from airports, airlines, or related businesses, continued increased regulations of the aviation industry, or a continued downturn in the aviation industry's economic situation, could have a material adverse effect on the Company.

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

Fiscal year 2017 was the first year since fiscal year 2005 in which the Company did not generate positive income from operations. While the Company fully anticipates returning to positive income from operations in fiscal year 2018, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.  The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through February 12, 2019.

In recent years, the Company has generated sufficient cash to meet its capital requirements. However, in fiscal year 2017 the Company borrowed $1,100,000 and in future years, the Company may need to raise additional funds in order to support discretionary expenditures and execute its business plan. These funds, in some cases, may be beyond its scope and normal operating requirements. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by: (1) terminating or eliminating certain operating activities; (2) terminating personnel; (3) eliminating marketing activities; and/or (4) eliminating research and development programs. If any of the aforementioned occurs, the Company's ability to expand could become adversely affected.

The Company incurred losses for the first time in the previous twelve fiscal years.

The Company has been profitable for the past eleven years. However, for fiscal year ended October 31, 2017, the Company had a loss before taxes of $1,559,000. The Company's ability to return to profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, as well as to deploy PASSUR Systems and SMLATs (as defined below) currently in inventory and control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through February 12, 2019.

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

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company's top five customers accounted for 58% of its revenue in fiscal year 2017. The Company's business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers. One of the Company's customers, who accounted for 11% of total revenues during fiscal year 2016, did not renew a contract that expired on December 31, 2016.  However, notwithstanding the $1,400,000 loss resulting from the non-renewal of this contract in fiscal year 2017, the decline in subscription revenue in fiscal year 2017 totaled $538,000. The Company anticipates that the $538,000 decline in subscription revenue will be more than offset in fiscal year 2018.

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

The Tax Cuts and Jobs Act could have material effects on the Company.

The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.   The Company is in the process of quantifying the impact of the Act and will record any adjustments in accordance with the guidance provided in SAB118 and all outcomes cannot be predicted at this time and no assurances in that regard are made by the Company.

The Company has identified material weaknesses in its internal control over financial reporting related to, among other things, the restatement of our previously issued financial statements. If the Company is unable to remediate these material weaknesses, or if the Company experiences additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, the Company may not be able to accurately or timely report our financial results.

Company management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on its system of internal control. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

In connection with the Company's most recent year-end assessment of internal control over financial reporting, the Company identified material weaknesses in its internal control over financial reporting as of October 31, 2017. For a discussion of the Company's internal control over financial reporting and a description of the identified material weaknesses, see "Controls and Procedures" in Part II, Item 9A of this Report.

As further described in Item 9A "Controls and Procedures – Management's Report on Internal Control Over Financial Reporting – Status of Remediation Actions," the Company has undertaken steps to improve our internal control over financial reporting. However, the Company may not be successful in making the improvements necessary to remediate the material weaknesses identified by management or be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies or material weaknesses in the future. If the Company is unable to successfully remediate its existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

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

The Company currently owns twenty-four issued patents and has an additional eighteen patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2033. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

The Company also owns a federal registered trademark in the mark PASSUR for use with both the PASSUR hardware system installation, and the software products which use the data derived from the PASSUR Network and other sources; and allowed federal trademark for the marks Airwayz, NextGen2 and NextGen3, for use with PASSUR Integrated Traffic Management modules and capabilities. The Company believes that the PASSUR, Airwayz, NextGen2 and NextGen3 federal registrations will allow the Company to enforce its rights in the marks in the federal court system. The registrations do not assure that others will be prevented from using similar trademarks in connection with related products and/or services.

Defending against intellectual property claims could pose significant legal and professional costs, and if unsuccessful, could adversely affect the Company.

The Company cannot guarantee that its future products, technologies, and software applications will not inadvertently infringe valid patents or other intellectual property rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to the intellectual property of others. Investigation of any such claims from third parties, alleging infringement of their intellectual property, with or without merit, can be expensive and could affect development, marketing, selling, or delivery of its products. Defending against intellectual property infringement claims could be time consuming and costly, and, irrespective of whether or not the Company is successful, could disrupt its business. The Company may incur substantial expenses in defending against these third-party claims, regardless of their merit. Successful infringement claims against the Company may result in significant monetary liability and could adversely affect its business, financial condition, operating results, and cash flow.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company evaluate and report on its system of internal controls and, if and when the Company is no longer a "smaller reporting company," will require that the Company have such system of internal controls audited. If the Company fails to maintain the adequacy of its internal controls, the Company could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm the Company's business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm the Company's operating results or cause the Company to fail to meet its reporting obligations, which could have a negative effect on the trading price of the Company's securities.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company's headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut. Effective June 26, 2009, the Company entered into a five-year lease for 4,000 square feet of office space. This lease was modified during fiscal year 2010, extending the term of the original lease through January 31, 2018, and adding 1,300 square feet of office space, resulting in a total average annual rental rate of $235,000 and a total of 5,300 square feet. On November 20, 2017, the Company modified this lease agreement, extending the term to June 30, 2023, at an average annual rental rate of $220,000.

The Company's hardware and software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2018, leases 12,000 square feet at an average annual rental rate of $139,000.

The Company's primary software development facility is located at 5750 Major Blvd, Suite 530, Orlando, Florida. Effective May 1, 2016, the Company expanded its offices and entered into a five-year lease for 3,445 square feet of office space at an average annual rental rate of $67,000.

The Company has a sales office in Bloomington, Minnesota and McLean, Virginia.  The Company entered into a new five-year lease in December 2017 for a regional office in Irving, Texas, at an average annual rental rate of $60,000.

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

The following table sets forth the reported high and low sales prices for the Company's common stock for each quarterly period during the Company's last two fiscal years, as reported by the National Quotation Bureau, Inc.:

Period	Prices*

Fiscal year ended October 31, 2017	High	Low

First quarter	$4.00	$2.75
Second quarter	$5.50	$3.75
Third quarter	$4.41	$2.90
Fourth quarter	$3.05	$2.40

Fiscal year ended October 31, 2016

First quarter	$3.45	$2.25
Second quarter	$2.95	$2.17
Third quarter	$3.92	$2.33
Fourth quarter	$4.00	$2.75

* The quotations represent prices on the over-the-counter bulletin board between dealers in securities and do not include retail markup, markdown, or commission. Further, the quotations do not necessarily represent actual transactions.

(b)  Holders

The number of registered equity security holders of record as of December 31, 2017 was 172, as shown in the records of the Company's transfer agent.

(c)  Dividends

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

d)  Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities authorized for issuance under the Company's equity compensation plans as of October 31, 2017, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants, and rights (a)	Weighted average exercise price of outstanding stock options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,594,000	$3.52	1,448,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,594,000	$3.52	1,448,000

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

Overview

The Company provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. To enable this unique offering, PASSUR® owns and operates the largest commercial passive radar network in the world that updates flight tracks every 1 to 4.6 seconds, powering a proprietary database that is accessible in real-time and delivers timely, accurate information and solutions via PASSUR's industry-leading algorithms and business logic included in its products.

PASSUR's information solutions are used by the largest North American airlines, more than 60 airport customers, including at the top 30 North American airports, hundreds of business aviation customers, as well as the U.S. government.

Our core business addresses some of aviation industry's most intractable and challenges, including underutilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several independent studies have estimated the annual direct costs of such inefficiencies to airlines in the United States at over $8 billion annually, and worldwide direct cost at over $30 billion annually.

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

The Company's major achievements during fiscal year 2017 in several major product and market areas are shown below.

Broader Deployment of Surface Management Solutions

1)
Debottlenecked and increased capacity of Fort Lauderdale-Hollywood International Airport by launching the latest version of PASSUR Surface Management solutions at Fort Lauderdale International Airport, to increase traffic flows and capacity, and reduce delays and congestion. This integrated solution represents an important step toward Airport Collaborative Decision Making in North America, enabling all key stakeholders to collaborate and coordinate. This new capability, built in earlier modules of PASSUR Surface Management solutions, is applicable to all airports where demand is growing and the capacity of existing infrastructure is highly constrained.

2)
Designed and launched a new aircraft deicing program to ensure flights are sequenced just-in-time to the best-available deice capacity, ensuring the shortest possible pushback to takeoff time, minimizing taxi time, and maximizing airport throughput. This new capability creates a streamlined, centralized, automated process. Winter deicing creates some of the most disruptive and costly constraints to airline and airport operations. PASSUR Deice Manager provides a decision support solution that focuses on removing these costly constraints and increasing airport throughput during severe winter weather events.

International market and expansion of Global Database

3)
Developed a program to increase flight predictability and minimize delays and disruptions with Air France, by deploying PASSUR advanced ATM best practices and decision-support technology. In developing the European version of PITM with PASSUR Aerospace, Air France is staking out a leading role among European airlines in advanced network management at the system operations level, adapting ATM solutions proven with leading North American airlines and airports to the specific requirements of the European airspace. Air France is the launch customer for PASSUR's Global Air Traffic Initiatives.

Product enhancements including Expanded Diversion Management Capability with Diversion Distribution and Recovery Program

4)
A new product scheduled to be released Winter/Spring 2018: Regional Diversion Manager ("RDM") addresses the problem of highly disruptive large diversion events when a small set of airports get overwhelmed with diversions, while other airports have unused capacity. The result is extended delays, cancellations, and disrupted schedule recovery. Airlines need to know where everyone is diverting (not just their own flights) as well as the "capability status" of potential diversion airports (gates, fuel, deicing fluid, hardstands), airports, Customs and Border Patrol, and Ground Handlers. Airports need to know how many diversions are headed to them, what type of aircraft, which airlines, and whether crews are likely to time-out. PASSUR RDM addresses these challenges by creating the first-ever platform that ensures real-time information exchange and coordination between airports, airlines, and other key stakeholders during large-scale diversion events. It is designed to reduce cancellations related to diversions, and accelerate the recovery to normal operations.

Launched Collaboration with GE Aviation Digital Solutions for Digital Transformation

5)
Launched PASSUR's collaboration with GE Aviation Digital Solutions, to leverage GE's domain expertise in software development, design thinking and FastWorks. The work is taking place in GE's digital collaboration center in Austin, Texas and our first prototype debuted at GE's Minds + Machines conference in October 2017. This collaboration includes a design process that will lead to new, transformative capabilities for PASSUR's customers, and will shape the vision and future of PASSUR's integrated suite of solutions.

      Technology Awards

6)
Was named to the Connecticut Technology Council and Marcum LLP Tech Top 40 list of the fastest growing technology companies in Connecticut. The company is a 6-time the Company winner of this award, and a 5-time winner of its precursor award. The award is a celebration of the 40 fastest growing Advanced Manufacturing, Energy/Environmental, Life Sciences, New Media/Internet/Telecom, IT Services and Software companies in Connecticut.

The Company's business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S. government. The Company's goal is to help solve problems faced by its customers based on the following product development objectives:

1)	Continue developing decision support solutions built on business intelligence, predictive analytics, and web-dashboard technology;

2)
Continue integrating multiple additional industry data sets into its integrated aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance technologies, in order to ensure that PASSUR is the primary choice for data integration and management for large aviation organizations;

3)	Continue extending the reach of the PASSUR Network, which provides the proprietary backbone for many of the Company's solutions; and

4)
Continue developing the Company's professional service capabilities, in order to ensure that its solutions can be fully implemented in its customers' work environments, with minimal demand on customers' internal resources.

PASSUR Network

The Company shipped one Company-owned PASSUR System and installed 52 Company owned SMLAT Systems during fiscal year 2017 (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR and SMLAT Systems are capitalized as part of the Company-owned PASSUR Network. The Company will continue to expand the PASSUR Network by shipping and installing additional PASSUR and SMLAT Systems throughout fiscal year 2018 and beyond.  The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were over 180 Company-owned PASSUR Systems located at airports worldwide at the end of fiscal year 2017. Back up PASSUR Systems have been installed at major customer locations.

Restatement of Previously Issued Financial Statements

On February 8, 2018, the Audit Committee of our Board of Directors, in consultation with management and our independent registered public accounting firms, concluded that our previously issued Consolidated Financial Statements for the fiscal year 2016 along with each of the three quarters included in fiscal year 2017, and the opening balance sheet of fiscal year 2016 needed to be restated to correct errors related to (1) the capitalization of certain operating costs associated with software development which should have been expensed as incurred; and (2) the capitalization of certain operating costs associated with the manufacturing and installation of fixed assets. The effects of the Restatement are reflected in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Note 2. "Restatement of Previously Issued Consolidated Financial Statements" for more information regarding the Restatement and the specific changes to our previously issued financial statements.

The Restatement corrects errors primarily related to: (1) the capitalization of certain operating costs associated with software development which should have been expensed as incurred are contained in the Company's financial statements; and (2) the capitalization of certain operating costs associated with the manufacturing and installation of fixed assets. The Company has also identified one other adjustment described below in items (3) that have been corrected as part of this Restatement.

The Company does not believe that the impact of the accounting errors discussed in this report on the Company's statement of operations and statement of cash flows for all the periods presented in fiscal year 2017, the year ended October 31, 2016,  and as of and for the year ended October 31, 2015 and prior years would be material because the net amounts of costs capitalized and depreciation and amortization expenses recognized in each such year are not materially different.

The Company has not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this report.

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

In fiscal year 2017, total revenues decreased $1,021,000, or 7%, to $13,871,000, as compared with $14,892,000 in fiscal year 2016. The decrease in total revenues was primarily due (i) a decline in our subscription revenue of $538,000, or 4%, a decline in our consulting revenue of $423,000, or 73%, and a decline in maintenance revenue of $60,000, or 35% as compared with the prior year.
The decline in subscription revenues of $538,000 is primarily due to an approximately $1,400,000 loss in revenue from a customer, which was previously disclosed, partially offset by a full year of revenue recognized in fiscal year 2017 from new contracts recorded in fiscal year 2016, net of the partial year's revenue recorded in fiscal year 2016 of approximately $600,000, plus revenue from new contracts recognized in fiscal year 2017 of approximately $300,000.
The decline in consulting and license fee revenue of $423,000 to $160,000 for the year ended October 31, 2017 as compared to $583,000 for the same period in 2016 is due to the completion of a one-time consulting assignment.
The Company continues to enhance its wide selection of products, developing and deploying new software applications and solutions to better address customers' needs, delivered through web-based applications or as stand-alone professional services.
 Cost of Revenues
Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and Surface Multilateration ("SMLAT") Network Systems, amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also, included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the PASSUR Network, which include the production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects. Both of these are referred to as "Capitalized Assets", and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues. The Company does not break down its costs by product.

Cost of revenues increased $209,000, or 3%, to $6,450,000 for the year ended October 31, 2017, as compared with $6,241,000 in fiscal year 2016. During fiscal year 2017, cost of revenues increases included (i) an increase in personnel and consulting costs of approximately $1,100,000, as a result of the Company's on-going investments in its software portfolio; and (ii) an increase in costs associated with outside contractors of approximately $500,000, related to the installation and deployment of the Company's SMLAT systems. These increases were offset by an increase in total capitalized costs associated with both the Company's SMLAT systems and software development costs of approximately $1,400,000, as compared with the prior year.

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed and amortized over 7 years for PASSUR or 5 years for SMLAT systems.

Costs of revenues was 46% of revenue in fiscal year 2017 and 42% in fiscal year 2016.

Research and Development

The Company's research and development efforts include activities associated with the enhancement and improvement of the Company's existing hardware, software, and information products. Research and development expenses decreased $43,000, or 5%, for the year ended October 31, 2017, as compared to the same period in 2016, primarily due to a decrease in personnel related costs, as compared with the prior year.

The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2017 or 2016. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $1,540,000, or 24%, for the year ended October 31, 2017, as compared to the same period in 2016. The increase is primarily due to (i) an increase in personnel related costs for new hires of $985,000 related to sales and marketing, (ii) an increase is stock-based compensation expense of $184,000, as a result of the increase in headcount, and (iii) an increase in bad debt reserve of $173,000 related to accounts receivable outstanding for which collections are uncertain.

Income from Operations

Income from operations decreased $2,727,000 for the year ended October 31, 2017, as compared to the same period in 2016. The decrease was primarily due to (i) an increase in operating expenses of $1,706,000 or 13% and (ii) a decrease in revenues of $1,021,000, or 7%. Overall, the increase in operating expenses was primarily due to a major investment in hiring new development, sales and marketing and management professionals needed to achieve our future strategic product enhancements and revenue growth objectives.

Interest Expense – Related Party

Interest expense – related party decreased $12,000, or 7%, for the year ended October 31, 2017, as compared to the same period in 2016, due to a lower average principle balance on the note for fiscal year 2017, as compared to fiscal year 2016.

(Loss)/Income before Income Taxes

Income before taxes decreased $2,719,000, or 234%, to a loss before income taxes of $1,559,000 for the year ended October 31, 2017, as compared to income before income taxes of $1,161,000 for the same period in 2016.

Income Taxes

The Company's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company's best estimate of current and future taxes to be paid.  The Company's provision for income taxes in each fiscal year consists of federal and state taxes. The effective tax rate for fiscal year 2017 was (125.8%) on a pre-tax loss of $(1,559,000) as compared to 55.4% in fiscal year 2016 on pre-tax income of $1,161,000.  The effective tax rate differs from the Federal statutory rate of 34% primarily related to the Company recording a full valuation allowance against its deferred tax assets as such amounts were no longer realizable on a more-likely-than-not basis.

Net (Loss)/Income

The Company had a net loss of $3,520,000, or $0.46 per diluted share, for the year ended October 31, 2017, as compared to net income of $518,000, or $0.07 per diluted share, for the same period in 2016.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

Liquidity and Capital Resources

The Company's current liabilities exceeded current assets, excluding deferred revenue by $371,000 as of October 31, 2017. The note payable to a related party, G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, was $3,800,000 at October 31, 2017, with a maturity of November 1, 2018. The Company's stockholders' equity was $8,453,000 at October 31, 2017. The Company had a net loss of $3,520,000 for the year ended October 31, 2017.

On February 9, 2018, the Company entered into a Fourth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, effective February 9, 2018, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2018, and the total amount of principal and interest due and owing as of February 12, 2018, was $4,734,000. Pursuant to the Fourth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $4,725,000 (the "Fourth Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of February 9, 2018, in an amount equal to $7,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fourth Replacement Note, the maturity date was extended to November 1, 2019, and the annual interest rate remained at 6%. Interest payments under the Fourth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company's assets. The Company has paid all interest incurred on the Fourth Replacement Note through October 31, 2017, totaling $171,000.  Subsequent to October 31, 2017, the Company paid all interest incurred on the note payable, through January 31, 2018 in the amount of $66,000. During fiscal year 2017, Mr. Gilbert loaned the Company an additional $1,100,000, and subsequent to October 31, 2017, Mr. Gilbert loaned the Company an additional $925,000. As of February 12, 2018, the principal amount of the loan outstanding to Mr. Gilbert was $4,725,000

Management is addressing the Company's working capital deficiency by aggressively marketing the Company's PASSUR Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that the continued development of its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues.

During the year ended October 31, 2017, the Company paid interest to G.S. Beckwith Gilbert of $171,000, representing the entire fiscal year 2017 interest due, thereby meeting the payment requirements of the loan agreement.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated February 12, 2018, that if the Company, at any time, is unable to meet its obligations through February 12, 2019, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

The Company believes that its liquidity is adequate to meet operating and investment requirements for the next twelve months. However, if during such period the Company does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, it has received a commitment from G.S. Beckwith Gilbert to do so if the Company requires additional funds.

Net cash provided by operating activities was $2,334,000 for the year ended October 31, 2017, and consisted of net loss of $3,520,000, depreciation and amortization of $2,968,000, stock-based compensation expense of $578,000, and the provision for deferred taxes of $1,942,000, with the balance consisting of an increase in operating assets and liabilities. Net cash used in investing activities was $4,683,000 for the year ended October 31, 2017, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York, and Orlando, Florida data centers. Net cash provided by financing activities was $1,100,000 for year ended October 31, 2017, and consisted of proceeds from note payable – related party. Net cash provided by operating activities decreased by $2,261,000 for the year ended October 31, 2017 as compared to the same period in 2016, primarily due to net loss for fiscal year 2017.

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

Interest by potential customers in the information and decision support software products obtained from PASSUR Network Systems and its professional services remains strong. As a result, the Company believes that future revenues will increase on an annualized basis. However, there are no guarantees that such annualized future revenue increases will occur. If revenues do not increase and the Company's cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company's ability to optimize its cost structures.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions. The Company's accounting policies that require management to apply significant judgment and estimates include:

Revenue Recognition

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company's consolidated financial statements, the Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-15, "Revenue Recognition in Financial Statements" ("ASC 605-15"), which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

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

From time to time, the Company will enter into an agreement with a customer to receive a one-time fee for rights including, but not limited to, the rights to use certain data at an agreed upon location(s) for a specific use and/or for an unlimited number of users, covering installation costs associated with the deployment of additions to the Company owned PASSUR Network, and/or set-up fees associated with new deployments of the Company software solutions. These fees are recognized as revenue ratably over the term of the agreement or relationship period of such arrangement, whichever is longer, but typically five years.

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

As of October 31, 2017, and 2016, the Company had $8,893,000 and $7,600,000, respectively, of software development costs, net of amortization. The Company has a formal program to determine when additional functionality of a product is established and assumptions are used that reflect the Company's best estimates. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Software costs are included in "Capitalized software development costs, net" on the Company's balance sheet and are depreciated using the straight-line method over their estimated useful life, generally five years.

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

All of the Company's capitalized assets are recorded at cost (which may also include salaries incurred during production and/or development) and depreciated and/or amortized over the asset's estimated useful life for financial statement purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles, and industry standards for similar assets. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments (see "Impairment of Long-Lived Assets" above) are identified and prospective depreciation or impairment expense is adjusted accordingly.

The Company's long-lived assets, which include the PASSUR Network and Property and equipment, totaled $6,857,000, and accounted for 39% of the Company's total assets as of October 31, 2017.

At each reporting period, management evaluates the carrying values of the Company's assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist. As of October 31, 2017, based upon management's evaluation of the above asset groups, no impairment of these asset groups exist. If these forecasts are not met, the Company may have to record impairment charges not previously recorded.

Depreciation and Amortization

The PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $6,004,000, $8,893,000, and $852,000, respectively, as of October 31, 2017. As of October 31, 2016, the PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $5,198,000, $7,600,000, and $1,187,000, respectively. In management's judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR Network	5 to 7 years

Capitalized software development costs	5 years

Property and equipment	3 to 10 years

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which include the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems. PASSUR and SMLAT Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and not depreciated until installed.

Total depreciation and amortization expense was $2,968,000 for the year ended October 31, 2017. This consisted of $1,234,000 of depreciation expense related to the PASSUR Network and Property and equipment and $1,734,000 of amortization expense related to Capitalized software development costs. For the year ended October 31, 2016, total depreciation and amortization expense was $2,891,000. This consisted of $1,330,000 of depreciation expense related to PASSUR Network and Property and equipment and $1,561,000 of amortization expense related to Capitalized software development costs.

Stock-Based Compensation

As discussed further in Note (10) Stock-Based Compensation to the Company's consolidated financial statements, the Company accounts for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation, FASB ASC 718, "Compensation-Stock Compensation," which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model to compute the estimated fair value of share-based compensation expense. The Black-Scholes valuation model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect the Company's best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company's control.  Additionally, the Company estimates forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. Stock-based compensation expense was $578,000 and $401,000 for the year ended October 31, 2017 and 2016, respectively, and was primarily included in selling, general, and administrative expenses.

Income Taxes

At October 31, 2017, the Company had available a federal net operating loss carry-forward of $7,474,000 for income tax purposes, which will expire in various tax years from fiscal year 2023 through fiscal year 2037.  The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  Based on the weight of available evidence, the Company believes that its deferred tax assets will not be realized on a more-likely-than-not basis.

The Company follows ASC 740, "Income Taxes," where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2017, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law.  The new tax legislation represents a fundamental and dramatic shift in US taxation.  The new legislation contains several key tax provisions that will impact us including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The new legislation also includes a variety of other changes including but not limited to a limitation on the tax deductibility of interest expense, acceleration of business asset expensing and reduction in the amount of executive pay that could qualify as a tax deduction.

ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. The lower corporate income tax rate will require the Company to re-measure its deferred tax assets and liabilities as well as reassess the realizability  of the Company's deferred tax assets and liabilities. After considering the impact of the current year loss, including the Company's increased expenses and weighting all available positive and negative evidence, the Company concluded that it was more likely than not that the net deferred tax asset would not be realized and a full valuation allowance was recorded.  The SEC staff has issued Staff Accounting Bulletin No.118 which will allow the recording of provisional amounts during a measurement period used when accounting for business combinations.  The Company will continue to assess the impact of the recently enacted tax law on our business and our consolidated financial statements and will reflect the provisional impact of the tax law change in the fourth quarter of fiscal 2018.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update ("ASU") No 2017-09, "Compensation—Stock Compensation: Topic 718" — Scope of Modification Accounting ("ASU 2017-09"), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018, and will be applied prospectively.

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

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases ("Topic 842"). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which for the Company will be the annual period ending October 31, 2020, and early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. This guidance will be effective beginning in 2018, with early adoption permitted.  The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

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

The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2017.

Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with GAAP. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2017. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2017 , due to the identification of material weaknesses in the Company's internal control over financial reporting as further described below, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses referenced above were associated with certain errors related to the capitalization of certain costs associated with software development and manufacturing and installation of fixed assets, as described in more detail below.  The changes to correct these errors resulted in certain adjustments to the Company's opening balance sheet as of November 1, 2016, but did not have a material impact on the Company's statement of operations for the periods restated. These errors resulted from a misapplication of GAAP guidance regarding the treatment of certain capitalized costs, as described below, and the information required to make the required adjustments was readily available from the Company's records.

To address the material weaknesses described below, the Company performed additional analysis and other procedures to ensure that its consolidated financial statements were prepared in accordance with U.S. GAAP, as described in more detail below. Accordingly, the Company believes that the consolidated financial statements and disclosures included in this Annual Report on Form 10-K fairly present, in all material respects, in accordance with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Material Weaknesses

The Company capitalized certain costs associated with its software development activities and manufacturing and installation of Company-owned assets. As part of these capitalized costs, the Company identified that it had mistakenly capitalized certain general and administrative costs associated with software development and manufacturing and installations of fixed assets, which costs should have been expensed as incurred.  As a result, in assessing the effectiveness of the Company's internal control over financial reporting as of October 31, 2017, the Company identified the following material weakness, as described below, in the Company's internal control over financial reporting.

      Ineffective assessment of the risks of material misstatement in financial reporting

The Company did not effectively assess the risk of material misstatement in certain processes and the internal control over financial reporting. Specifically, the Company did not appropriately assess the risks associated with the financial reporting of capitalized costs associated with software development and manufacturing and installation of Company-owned assets. As a result, the Company did not design, implement and operate process level controls to effectively address the complexity of the underlying financial reporting.

Status of Remediation Actions

The Company's management, with oversight from the Company's Audit Committee, has developed and begun implementation of a comprehensive remediation program to enhance the Company's internal controls to address the material weaknesses discussed above.

The Company has undertaken several actions to remediate the material weakness associated with the financial reporting risk assessment processes, including the following:

•
The Company has updated its capitalization policies regarding software development costs and costs associated with manufacturing and installation of Company-owned assets to ensure that such policies are in compliance with applicable GAAP;

•	Training for all appropriate personnel to improve the identification, evaluation and monitoring of risks and the effectiveness of associated controls has been completed;

•
In fiscal year 2018, the Company will institute additional levels of review around the preparation of the schedule and data used to compute the costs of software development and manufacturing and installation of Company-owned assets.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fourth fiscal quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrant

(a) Identification of Directors

The following table sets forth the names and ages of the Company's directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.

Name	Age	Director since	Director Position and Officers with the Company

G.S. Beckwith Gilbert	75	1997	Executive Chairman of the Board, Chairman of the Executive Committee, and Director

Paul L. Graziani	60	1997	Chairman of the Audit Committee and Director

James T. Barry	56	2000	President, Chief Executive Officer, and Director

Kurt J. Ekert	47	2009	Chairman of the Compensation Committee and Director

Richard L. Haver	72	2010	Director

Robert M. Stafford	75	2013	Director

Ronald V. Rose	66	2014	Chairman of the Technology Committee and Director

Michael P. Schumaecker	73	2017	Director

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

Name	Age	Officer since	Officer Position and Officers with the Company

G.S. Beckwith Gilbert	75	1997	Executive Chairman of the Board, Chairman of the Executive Committee, and Director

James T. Barry	56	1998	President, Chief Executive Officer, and Director

Louis J. Petrucelly	43	2016	Chief Financial Officer, Treasurer, and Secretary

Timothy P. Campbell	55	2017	Chief Operating Officer

Each officer is elected to serve at the discretion of the Board of Directors.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationship

None.

(e) Business Experience

The following sets forth the business experience of the Company's directors and executive officers:

G.S. Beckwith Gilbert
Mr. Gilbert is Executive Chairman of the Board of Directors of the Company, and has served as the Chairman of the Board since his election in 1997. Mr. Gilbert also serves as the Chairman of the Executive Committee.  Mr. Gilbert was appointed Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr. Gilbert is President and Chief Executive Officer of Field Point Capital Management Company, a merchant-banking firm, a position he has held since 1988. Mr. Gilbert is also Chairman Emeritus and a member of the Board of Fellows of Harvard Medical School, a Director of the Yale Cancer Center, and a member of the Council on Foreign Relations. Mr. Gilbert's current service as Chairman of the Board of the Company and Chairman of the Executive Committee and prior service as Chief Executive Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

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

Kurt J. Ekert
Mr. Ekert has been a Director of the Company since September 10, 2009, and became the President and Chief Executive Officer of Carlson Wagonlit Travel (CWT), the world's leading business travel management company, in 2016. Mr. Ekert has more than twenty years' experience in global travel, tourism and technology, with leadership and governance positions at Travelport, where he was Executive Vice President and Chief Commercial Officer from 2010 to 2016, eNett, GTA, Orbitz Worldwide, Cendant and Continental Airlines. Mr. Ekert is also a director of the World Travel & Tourism Council, an advisor to Freebird Inc., and serves on the boards of the U.S. Department of Commerce Travel & Tourism Advisory Board and the UNGA Global Partnership to End Violence Against Children.  Mr. Ekert holds a B.S. from the Wharton School at the University of Pennsylvania, an MBA from the University of South Carolina, and saw active duty as a US army officer. Mr. Ekert's knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in both travel and technology allow him to bring valuable insight and knowledge to the Board.

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

Michael P. Schumaecker	Mr. Schumaecker was appointed to the Board of Directors in June, 2017. Mr. Schumaecker, is a retired partner of Pillsbury Winthrop Shaw Pittman LLP, an international law firm which focuses on the aviation, technology, energy and natural resources, financial services, real estate and construction, and travel and hospitality sectors. Mr. Schumaecker was a member of the law firm's Managing Board for over six years and the leader of the law firm's Finance practice group for over 10 years, a group that included the firm's Banking, Derivatives, Energy & Infrastructure Projects, Trade Finance and Transportation Finance practices. He has extensive experience in complex cross-border asset-based financings, trade finance, and infrastructure projects, particularly in the aviation and energy industries. Mr. Schumaecker has over 30 years of experience acting as counsel to airlines and lenders in both financial and commercial matters, including aircraft purchases and sales, operating and finance leases, pre-delivery payment financing, receivables financings, airport modernization projects, ticket clearance systems, fleet replacements, joint ventures, debt restructurings and insolvency proceedings. Mr. Schumaecker received a B.A. from Georgetown University and then served as an officer in the U.S. Army. After military service, he earned his J.D. (cum laude) from Brooklyn Law School where he was Editor-in-Chief of the Law Review. He then attended New York University School of Law where he received an LL.M. (corporate law).

James T. Barry
Mr. Barry was named Chief Executive Officer of the Company in February 2003 and President in April 2003. Since Mr. Barry joined the Company in 1998, he has held the positions of Chief Operating Officer, Chief Financial Officer, Secretary, and Executive Vice President. Mr. Barry has also been a Director of the Company since 2000. From 1998 to 2006 Mr. Barry was a Senior Vice President of Field Point Capital Management Company. From 1989 to 1998, he was with DIANON Systems, Inc., most recently as Vice President of Marketing. Prior to DIANON, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry's knowledge of the Company through his service as a Director, President, and Chief Executive Officer of the Company allows him to bring valuable insight and knowledge to the Board.

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

Timothy P. Campbell
Mr. Campbell was named Chief Operating Officer in October 2017. Before joining PASSUR, Mr. Campbell was most recently Senior Vice President, Air Operations for American Airlines Group. Mr. Campbell led the effort to combine American's Integrated Operations Control (IOC) and US Airways Operations Control Center (OCC). The integration work also included flight and inflight teams, crew resources, operations planning and performance engineering functions.  Over his 30 years in the aviation industry, Mr. Campbell has acquired a diverse set of skills and experience, both in the airline and aerospace manufacturing spaces. Before joining American, he was Founder and President of Mountain Vista Consulting, LLC. Prior to founding the company, Mr. Campbell was president of Compass Airlines, a wholly-owned regional airline for Northwest Airlines and later Delta Air Lines.

(f) Involvement in Certain Legal Proceedings

The Company knows of no event which occurred during the past ten years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

(g) Identification of Audit Committee

Our Board of Directors has appointed an Audit Committee, consisting of five directors. All of the members of the Audit Committee are independent of our Company and management, as independence is defined under applicable Financial Industry Regulatory Authority ("FINRA") rules. The Audit Committee consists of Mr. Graziani, Mr. Schumaecker, Mr. Ekert, Mr. Haver, and Mr. Stafford.

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

(i) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company's Common Stock and other equity securities with the SEC. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2017, the Company's directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(j) Board Nominations by Shareholders

There have not been any material changes to the procedures by which the Company's stockholders may recommend nominees to the Company's board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on March 15, 2017, by the Company with the Securities and Exchange Commission in connection with the Company's 2017 Annual Meeting of Stockholders.

(k) Code of Ethics

The Company hereby incorporates by reference into this Item the information contained under the heading "Code of Ethics" in the Company's definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2017 (the "2018 Proxy Statement").

Item 11.  Executive Compensation

The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the 2018 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2018 Proxy Statement.

For information regarding securities authorized for issuance under the Company's equity compensation plans, see Item 5(d), above.

Item 13.  Certain Relationships and Related Transactions

(a) Transactions with Related Persons

For the year ended October 31, 2017, the Company paid interest to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $171,000, representing the entire fiscal year 2017 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2017, Mr. Gilbert loaned the Company an additional $1,100,000 to primarily fund the Company's near-term investment strategy to enhance the Company's technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2017, the loan balance totaled $3,800,000. Subsequent to October 31, 2017, Mr. Gilbert loaned the Company an additional $925,000. As of February 12, 2018, the principal amount of the loan outstanding to Mr. Gilbert was $4,725,000

On February 9, 2018, the Company entered into a Fourth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, effective February 9, 2018, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2018, and the total amount of principal and interest due and owing as of February 12, 2018, was $4,734,000. Pursuant to the Fourth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $4,725,000 (the "Fourth Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of February 9, 2018, in an amount equal to $7,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fourth Replacement Note, the maturity date was extended to November 1, 2019, and the annual interest rate remained at 6%. Interest payments under the Fourth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company's assets. The Company has paid all interest incurred on the Fourth Replacement Note through October 31, 2017, totaling $171,000. Subsequent to October 31, 2017, the Company paid all interest incurred on the note payable, through January 31, 2018 in the amount of $66,000.

The Company has received a commitment from G.S. Beckwith Gilbert, dated February 12, 2018, that if the Company, at any time, is unable to meet its obligations through February 12, 2019, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

(b) Director Independence

The Board of Directors had determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert and Mr. Barry, are independent directors, as "independence" is defined in accordance with the FINRA standards.

Item 14.  Principal Accounting Fees and Services

The Company hereby incorporates by reference into this Item the information contained under the heading "Principal Accounting Fees and Services" in the 2018 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	List of Documents Filed as a Part of This Annual Report on Form 10-K:

(1) Index to Consolidated Financial Statements Included in Part II of This Report:
Page

Report of Independent Registered Public Accounting Firm – BDO USA, LLP	F-1

Consolidated Balance Sheets as of October 31, 2017 and 2016	F-2

Consolidated Statements of Operations for the years ended October 31, 2017 and 2016	F-3

Consolidated Statements of Stockholders' Equity for the years ended October 31, 2017 and 2016	F-4

Consolidated Statements of Cash Flows for the years ended October 31, 2017 and 2016	F-5

Notes to Consolidated Financial Statements	F-6

(2) Index to Financial Statement Schedule: N/A

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c) Index to Exhibits

The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 15(a)(3).

Exhibits

3.1	The Company's composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

3.1.1*	The Company's Amendment No.1 to the Certificate of Incorporation, dated as of April 5, 2017.

3.2	The Company's By-laws, dated as of May 16, 1988, are incorporated by reference to Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.1	The Company's Amended 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of our Report on Form 8-K filed on April 17, 2006.

10.2	Form of Securities Purchase Agreement, dated May 9, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.3	Debt Conversion Agreement and Secured Promissory Note, dated May 9, 2011 is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 9, 2011.

10.4	Amendment No.1 to Secured Promissory Note, dated September 6, 2011 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2011.

10.5	Commitment of G.S. Beckwith Gilbert, dated March 6, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2013.

10.6	Commitment of G.S. Beckwith Gilbert, dated June 10, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.7	Commitment of G.S. Beckwith Gilbert, dated September 5, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 13, 2013.

10.8	Commitment of G.S. Beckwith Gilbert, dated January 16, 2014 is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.9	Commitment of G.S. Beckwith Gilbert, dated March 7, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 13, 2014.

10.10	Commitment of G.S. Beckwith Gilbert, dated June 11, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.11	Debt Extension Agreement, dated June 11, 2014 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.12	Secured Promissory Note, dated June 11, 2014 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.13	Commitment of G.S. Beckwith Gilbert, dated September 9, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 12, 2014.

10.14	Debt Extension Agreement, dated January 6, 2017, is incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on January 10, 2017.

10.15	Secured Promissory Note, dated January 6, 2017, is incorporate by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on January 10, 2017.

10.16*	Debt Extension Agreement, dated as of February 9, 2018, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert.

10.17*	Secure Promissory Note, dated as of February 9, 2018, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender.

10.18*	Commitment of G.S. Beckwith Gilbert, dated February 12, 2018.

21	List of Subsidiaries is incorporated by reference to our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: February 12, 2018	By: /s/ James T. Barry
James T. Barry
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: February 12, 2018	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 12, 2018	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

SIGNATURES (continued)

Dated: February 12, 2018	/s/ G.S. Beckwith Gilbert
G.S. Beckwith Gilbert
Executive Chairman of the Board and Director

Dated: February 12, 2018	/s/ Paul L. Graziani
Paul L. Graziani
Director

Dated: February 12, 2018	/s/ Kurt J. Ekert
Kurt J. Ekert
Director

Dated: February 12, 2018	/s/ Richard L. Haver
Richard L. Haver
Director

Dated: February 12, 2018	/s/ Robert M. Stafford
Robert M. Stafford
Director

Dated: February 12, 2018	/s/ Ronald V. Rose
Ronald V. Rose
Director

Dated: February 12, 2018	/s/ Michael P. Schumaecker
Michael P. Schumaecker
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PASSUR Aerospace, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary as of October 31, 2017 and 2016 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the year ended October 31, 2016 and as of October 31, 2015.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PASSUR Aerospace, Inc. and Subsidiary at October 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York
February 12, 2018

PART I.  Financial Information

Item 1. Financial Statements
PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

October 31, 2017 and 2016

	2017	2016
		(Restated)
Assets
Current assets:
Cash	$275,146	$1,523,655
Accounts receivable, net	1,308,091	1,073,498
Deferred tax assets, current	-	418,889
Prepaid expenses and other current assets	303,045	217,410
Total current assets	1,886,282	3,233,452

PASSUR Network, net	6,004,367	5,198,421
Capitalized software development costs, net	8,893,414	7,600,038
Property and equipment, net	852,147	1,187,158
Deferred tax assets, non-current	-	1,522,967
Other assets	169,635	208,755
Total assets	$17,805,845	$18,950,791

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$984,369	$356,387
Accrued expenses and other current liabilities	1,273,170	936,272
Deferred revenue, current portion	2,824,885	3,140,292
Total current liabilities	5,082,424	4,432,951

Deferred revenue, long term portion	470,831	423,346
Note payable - related party	3,800,000	2,700,000
Total liabilities	9,353,255	7,556,297

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 and 10,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 and 8,465,526 at October 31, 2017 and 2016, respectively	84,804	84,654
Additional paid-in capital	16,699,337	16,082,865
Accumulated deficit	(6,397,873)	(2,877,597)
	10,386,268	13,289,922
Treasury stock, at cost, 784,435 and 775,327 shares at October 31, 2017 and 2016, respectively	(1,933,678)	(1,895,428)
Total stockholders' equity	8,452,590	11,394,494
Total liabilities and stockholders' equity	$17,805,845	$18,950,791

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended October 31, 2017 and 2016

	2017	2016
		(Restated)

Revenues	$13,871,495	$14,892,495

Cost of expenses:
Cost of revenues	6,449,931	6,240,949
Research and development expenses	783,014	826,227
Selling, general, and administrative expenses	8,021,182	6,481,260
	15,254,127	13,548,436

(Loss)/Income from operations	$(1,382,632)	$1,344,059

Interest expense - related party	170,917	183,333
Other (Loss)/Income	(5,221)	-
(Loss)/Income before income taxes	(1,558,770)	1,160,726

Provision for income taxes	1,961,506	643,023
Net (loss)/income	$(3,520,276)	$517,703

Net (loss)/income per common share - basic	$(0.46)	$0.07
Net (loss)/income per common share - diluted	$(0.46)	$0.07

Weighted average number of common shares outstanding - basic	7,693,831	7,679,696
Weighted average number of common shares outstanding - diluted	7,693,831	7,730,566

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

Years Ended October 31, 2017 and 2016

			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at November 1, 2015 - Restated	7,653,199	$84,284	$15,663,796	$(3,395,300)	$(1,895,428)	$10,457,352

Exercise of common stock options	37,000	370	17,850			18,220
Stock-based compensation expense			401,219			401,219
Net income				517,703		517,703
Balance at October 31, 2016 - Restated	7,690,199	$84,654	$16,082,865	$(2,877,597)	$(1,895,428)	$11,394,494

Exercise of common stock options	15,000	150	38,100			38,250
Purchase of treasury stock	(9,108)				(38,250)	(38,250)
Stock-based compensation expense			578,372			578,372
Net loss				(3,520,276)		(3,520,276)
Balance at October 31, 2017	7,696,091	$84,804	$16,699,337	$(6,397,873)	$(1,933,678)	$8,452,590

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended October 31, 2017 and 2016

	2017	2016
		(Restated)
Cash flows from operating activities
Net (loss)/income	$(3,520,276)	$517,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,967,557	2,890,541
Provision for deferred taxes	1,941,856	593,605
Provision for doubtful accounts	179,415	5,982
Stock-based compensation	578,372	401,219
Changes in operating assets and liabilities:
Accounts receivable	(414,008)	155,506
Prepaid expenses and other current assets	(134,497)	(120,260)
Other assets	39,120	31,106
Accounts payable	627,982	(524,432)
Accrued expenses and other current liabilities	336,898	(41,628)
Deferred revenue	(267,922)	686,058
Total adjustments	5,854,773	4,077,697
Net cash provided by operating activities	2,334,497	4,595,400

Cash flows from investing activities
PASSUR Network	(1,400,624)	(622,098)
Software development costs	(3,027,394)	(2,263,198)
Property and equipment	(254,988)	(330,177)
Net cash used in investing activities	(4,683,006)	(3,215,473)

Cash flows from financing activities
Purchase of treasury stock	-	-
Payment of notes payable-related party	-	(800,000)
Proceeds from notes payable - related party	1,100,000	-
Proceeds from exercise of stock options	-	18,220
Net cash provided by/(used in) financing activities	1,100,000	(781,780)

(Decrease)/increase in cash	(1,248,509)	598,147

Cash - beginning of period	1,523,655	925,508
Cash - end of period	$275,146	$1,523,655

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$171,000	$183,000
Income taxes	$89,000	$62,000
Non-cash financing activities - purchase of treasury stock	$38,250	$-
Non-cash financing activities - proceeds from exercise of stock options	$38,250	$-

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

October 31, 2017

1. Description of Business and Significant Accounting Policies

Nature of Business

PASSUR Aerospace, Inc. ("PASSUR" or the "Company"), a New York corporation founded in 1967, is a business intelligence company, providing predictive analytics and decision support technology for the aviation industry's primarily to improve the operational performance and cash flow of airlines and the airports where they operate. PASSUR uses big data, within the aviation intelligence platform and suite of web-based solutions that address the aviation industry's intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR's mission is to improve global air traffic efficiencies by connecting the world's aviation professionals onto a single aviation intelligence platform, making PASSUR an element in addressing the aviation industry's system-wide inefficiencies. We are an aviation intelligence company that makes air travel more predictable, gate-to-gate, by using predictive analytics generated from our own big data – to mitigate constraints for airlines and their customers.

PASSUR's information solutions are used by the largest five North American airlines, more than 60 airport customers, including 21 of the top 30 North American airports (with PASSUR solutions also used at the remaining nine airports by one or more airline customers), hundreds of corporate aviation customers, and the U.S. government.

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

Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while helping to maximizing revenue opportunities, as well as improving operational efficiency and enhancing the passenger experience.

PASSUR's commercial solutions give aviation operators the ability to optimize performance in today's air traffic management system, while also achieving Next Generation Air Transportation System ("NextGen") and Single European Sky ATM Research objectives.

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include those related to revenue recognition, stock-based compensation, software development costs, the PASSUR Network and income taxes. Actual results could differ from those estimates.

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

The provision for doubtful accounts was $184,000 and $26,000 as of October 31, 2017, and 2016, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the estimated useful life of the improvements or the term of the lease, including renewal options expected to be exercised, whichever is shorter.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which include the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems. PASSUR and SMLAT Systems which are not installed, raw materials, work-in-process, and finished goods components are carried at cost and not depreciated until installed.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, "Internal Use Software" ("ASC 350-40"). ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within "Cost of Revenues".

Long-Lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life. As of October 31, 2017, and 2016 based upon management's evaluation of the above asset groups, there is no impairment of these asset groups.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds,  travel and entertainment, and consulting fees. Also, included in Cost of Revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT Systems added to the Network, which includes the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) new capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets" and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized.  After considering the impact of the current year loss, including the Company's increased expenses and weighting all available positive and negative evidence, the Company concluded that it was not more likely than not that the net deferred tax asset would be realized.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

The Company follows ASC 740, "Income Taxes," ("ASC 740") where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.  At October 31, 2017, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law.  The new tax legislation represents a fundamental and dramatic shift in US taxation.  The new legislation contains several key tax provisions that will impact us including the reduction of the corporate income tax rate to 21% effective January 1, 2018.  The new legislation also includes a variety of other changes including but not limited to a limitation on the tax deductibility of interest expense, acceleration of business asset expensing and reduction in the amount of executive pay that could qualify as a tax deduction.

ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment.  The SEC staff has issued Staff Accounting Bulletin No.118 which will allow the recording of provisional amounts during a measurement period, which is similar to the measurement period used when accounting for business combinations.  The Company will continue to assess the impact of the recently enacted tax law on our business and its consolidated financial statements and will reflect the provisional impact of the tax law change in the fourth quarter of fiscal 2018.

Research and Development Costs

Research and development costs are expensed as incurred.

Net Income per Share Information

Basic net income per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. Shares used to calculate net income per share for fiscal years 2017 and 2016 are as follows:

	2017	2016
Basic Weighted average shares outstanding	7,693,831	7,679,696
Effect of dilutive stock options	-	50,870
Diluted weighted average shares outstanding	7,693,831	7,730,566

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,594,000	1,182,000

Weighted average options to purchase 1,594,000 and 1,182,000 shares of common stock at prices ranging from $1.40 to $5.48 per share that were outstanding during fiscal years 2017 and 2016 were excluded from each respective year's computation of diluted earnings per share. In each of these years, such options' exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

Stock-Based Compensation

The Company follows FASB ASC 718 "Compensation-Stock Compensation", which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $578,000 and $401,000 for the year ended October 31, 2017 and 2016, respectively, and was primarily included in selling, general, and administrative expenses.

Comprehensive Income

The Company's comprehensive income is equivalent to that of the Company's total net income for fiscal years 2017 and 2016.

Accounting Pronouncements issued but not yet adopted

In May 2017, the FASB issued Accounting Standards Update ("ASU") No 2017-09, "Compensation—Stock Compensation: Topic 718" — Scope of Modification Accounting ("ASU 2017-09"), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018, and will be applied prospectively.

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases ("Topic 842"). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which for the Company will be the annual period ending October 31, 2020, and early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. This guidance will be effective beginning in 2018, with early adoption permitted.  The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

2. Restatement of Previously Issued Consolidated Financial Statement

In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in this Annual Report on Form 10-K for the year ended October 31, 2017, management identified certain errors in the Company's current and historical consolidated financial statements. A conclusion was reached by the Audit Committee of the Company's Board of Directors, in consultation with management and the Company's independent registered public accounting firm, that the Company's previously issued consolidated financial statements for fiscal years 2016, along with each of the three quarters included in fiscal year 2017, and the opening balance sheet of fiscal year 2016, needed to be restated. This Note 2 to the consolidated financial statements discloses the nature of the restatement matters and shows the impact of the revised amounts for the year ended October 31, 2016 and the restated unaudited quarterly financial data for the interim periods in fiscal year 2017, which is immaterial to each statement of operations for each individual quarter, and is, collectively referred to as the "Restatement."

The Restatement corrects errors primarily related to: (1) the capitalization of certain operating costs associated with software development which should have been expensed as incurred are contained in the Company's financial statements; and (2) the capitalization of certain operating costs associated with the manufacturing and installation of fixed assets. The Company has also identified one other adjustment described below in items (3) that have been corrected as part of this Restatement.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2. Restatement of Previously Issued Consolidated Financial Statement (continued)

Adjustments needed to correct errors

(1)
Capitalized software – The Company capitalized certain internally developed software costs that did not meet criteria for deferral under ASC 350-40, Internal-Use Software. During the preparation of its financial statements for the year ended October 31, 2017, management became aware of a potential misapplication of the Internal-Use Software guidance in relation to its accounting for capitalized costs of internally developed software, associated with certain general and administrative expenses (collectively, "G&A costs"). The Company has historically capitalized these G&A costs as part of its capitalized internally developed software. However, the Company revised its application of the internally developed software guidance to expense all G&A costs in the period incurred during the development of internally used software. This correction of an error, which created an over-capitalization of certain software expenses, an understatement of operating expenses, and an overstatement of certain balance sheet accounts, required a restatement of the Company's previously issued financial statements.

(2)
Fixed Assets – The Company capitalized certain fixed asset costs that did not meet criteria for deferral under ASC 360, Property, Plant and Equipment. During the preparation of its financial statements for the year ended October 31, 2017, management became aware of a potential misapplication of the Property, Plant and Equipment guidance in relation to its accounting for capitalized costs associated with the manufacturing and installation of fixed assets, associated with certain general and administrative expenses (collectively, "G&A costs"). The Company has historically capitalized these G&A costs as part of its manufacturing and installation of fixed assets. However, the Company corrected its application of the Property, Plant and Equipment guidance to expense all G&A costs in the period incurred during the manufacturing and installation of property, plant and equipment. This correction of an error, which created an over-capitalization of certain manufacturing and installation costs, an understatement of operating expenses, and an overstatement of certain balance sheet accounts, required a restatement of the Company's previously issued financial statements.

(3)
Income taxes – During the first quarter of fiscal year 2017, the Company recorded approximately $198,000 tax provision as a result of the Company adjusting its deferred tax asset relating to net operating losses in various state jurisdictions the carrying value of certain state deferred tax assets related to periods prior to fiscal year 2016.

The Restatement resulted in adjustments to opening retained earnings and certain assets as of November 1, 2016, related to fiscal year 2015 and prior. The cumulative effect of those adjustments decreased previously reported retained earnings by approximately $1,016,000, decreased previously reported PASSUR Network assets by approximately $600,000, decreased previously reported capitalized software development costs by approximately $800,000, and increased deferred tax assets by approximately $325,000. The table below summarizes the effects of the cumulative Restatement adjustments recorded to all periods prior to November 1, 2016 on previously reported retained earnings, PASSUR Network assets, capitalized software development costs, and deferred tax assets:

	October 31, 2015
Select Balance Sheet Accounts	As Reported	Adjustments	As Restated	Reference
PASSUR Network, net	$5,902,751	$(554,088)	$5,348,663	2
Capitalized software development costs, net	$7,684,603	$(786,894)	$6,897,709	1
Deferred tax asset, non-current	$1,658,557	$325,234	$1,983,791	1-3
Total stockholders' equity	$11,473,100	$(1,015,748)	$10,457,352	1-3

The following tables summarize the impact of the Restatement on our previously reported Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows for the year ending October 31, 2016:

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2. Restatement of Previously Issued Consolidated Financial Statement (continued)

	October 31, 2016
Select Balance Sheet Accounts	As Reported	Period Adjustments	Prior Period Adjustments	As Restated	Reference
PASSUR Network, net	$5,739,753	$12,756	$(554,088)	$5,198,421	2
Capitalized software development costs, net	$8,263,533	$123,399	$(786,894)	$7,600,038	1
Deferred tax asset, non-current	$1,250,833	$(53,100)	$325,234	$1,522,967	1-2
Total stockholders' equity	$12,327,187	$83,055	$(1,015,748)	$11,394,494	1-2

	October 31, 2016
Select Statement of Operations Accounts	As Reported	Adjustments	As Restated	Reference
Cost of revenues	$6,377,104	$(136,155)	$6,240,949	1-2
Income from operations	$1,207,904	$136,155	$1,344,059	1-2
Income tax expense	$589,923	$53,100	$643,023	1-2
Net income	$434,648	$83,055	$517,703	1-2
Net income per common share - basic	$0.06	$0.01	$0.07
Net income per common share - diluted	$0.06	$0.01	$0.07

	October 31, 2016
Select Statement of Cash Flows Accounts	As Reported	Adjustments	As Restated	Reference
Net income	$434,648	$83,055	$517,703	1-2
Depreciation and amortization	$3,341,349	$(450,808)	$2,890,541	1-2
Provision for deferred taxes	$540,505	$53,100	$593,605
Net cash provided by operating activities	$4,910,053	$(314,653)	$4,595,400	1-2
PASSUR Network	$(776,138)	$154,040	$(622,098)	2
Capitalized software development	$(2,423,811)	$160,613	$(2,263,198)	1
Net cash used in investing activities	$(3,530,126)	$314,653	$(3,215,473)	1-2

The following tables summarize the impact of the Restatement on our previously reported unaudited Consolidated Balance Sheets, unaudited Consolidated Statements of Operations, and unaudited Consolidated Statements of Cash Flows for each of the quarters of fiscal year 2017:

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2. Restatement of Previously Issued Consolidated Financial Statement (continued)

	Three months ended January 31, 2017
Select Balance Sheet Accounts	As Reported	Period Adjustments	Prior Period Adjustments	As Restated	Reference
PASSUR Network, net	$5,686,154	$(18,833)	$(541,332)	$5,125,989	2
Capitalized software development costs, net	$8,419,097	$27,068	$(663,495)	$7,782,670	1
Deferred tax asset, non-current	$1,165,039	$-	$272,134	$1,437,173
Total stockholders' equity	$12,212,596	$8,235	$(932,693)	$11,288,138	1-2

	Six months ended April 30, 2017
Select Balance Sheet Accounts	As Reported	Period Adjustments	Prior Period Adjustments	As Restated	Reference
PASSUR Network, net	$5,918,106	$(55,970)	$(560,165)	$5,301,971	2
Capitalized software development costs, net	$8,616,778	$22,783	$(636,427)	$8,003,134	1
Deferred tax asset, non-current	$1,358,400	$-	$272,134	$1,630,534
Total stockholders' equity	$12,287,185	$(33,187)	$(924,458)	$11,329,540	1-2

	Nine months ended July 31, 2017
Select Balance Sheet Accounts	As Reported	Period Adjustments	Prior Period Adjustments	As Restated	Reference
PASSUR Network, net	$6,169,478	$(35,256)	$(616,135)	$5,518,087	2
Capitalized software development costs, net	$8,957,601	$16,449	$(613,644)	$8,360,406	1
Deferred tax asset, non-current	$1,271,900	$-	$272,134	$1,544,034
Total stockholders' equity	$11,861,213	$(18,807)	$(957,645)	$10,884,761	1-2

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2. Restatement of Previously Issued Consolidated Financial Statement (continued)

	Three months ended January 31, 2017
Select Statement of Operations Accounts	As Reported	Adjustments	As Restated	Reference
Cost of revenues	$1,690,009	$(8,235)	$1,681,774	1-2
(Loss)/Income from operations	$(120,467)	$8,235	$(112,232)	1-2
(Benefit) provision for income taxes	$94,684	$(197,749)	$(103,065)	3
Net (loss)/income	$(256,551)	$205,984	$(50,567)
Net (loss)/income per common share - basic	$(0.03)	$0.02	$(0.01)
Net (loss)/income per common share - diluted	$(0.03)	$0.02	$(0.01)

	Three months ended April 30, 2017
Select Statement of Operations Accounts	As Reported	Adjustments	As Restated	Reference
Cost of revenues	$1,534,126	$33,187	$1,567,313	1-2
(Loss)/Income from operations	$(185,166)	$(33,187)	$(218,353)	1-2
(Benefit) provision for income taxes	$(192,325)	$-	$(192,325)
Net (loss)/income	$(38,112)	$(33,187)	$(71,299)
Net (loss)/income per common share - basic	$0.00	$(0.01)	$(0.01)
Net (loss)/income per common share - diluted	$0.00	$(0.01)	$(0.01)

	Three months ended July 31, 2017
Select Statement of Operations Accounts	As Reported	Adjustments	As Restated	Reference
Cost of revenues	$1,489,703	$18,807	$1,508,510	1-2
(Loss)/Income from operations	$(451,460)	$(18,807)	$(470,267)	1-2
(Benefit) provision for income taxes	$86,500	$-	$86,500
Net (loss)/income	$(579,360)	$(18,807)	$(598,167)
Net (loss)/income per common share - basic	$(0.08)	$-	$(0.08)
Net (loss)/income per common share - diluted	$(0.08)	$-	$(0.08)

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2. Restatement of Previously Issued Consolidated Financial Statement (continued)

	Three months ended January 31, 2017
Select Statement of Cash Flows Accounts	As Reported	Adjustments	As Restated	Reference
Net (loss)/income	$(256,551)	$205,984	$(50,567)	1-3
Depreciation and amortization	$857,174	$(111,256)	$745,918	1-2
Provision for deferred taxes	$85,794	$(197,749)	$(111,955)	3
Net cash (used in)/ provided by operating activities	$(124,381)	$(103,021)	$(227,402)	1-3
PASSUR Network	$(162,795)	$62,658	$(100,137)	2
Capitalized software development	$(647,432)	$40,362	$(607,070)	1
Net cash used in investing activities	$(896,046)	$103,021	$(793,025)	1-2

	Six months ended April 30, 2017
Select Statement of Cash Flows Accounts	As Reported	Adjustments	As Restated	Reference
Net (loss)/income	$(294,663)	$172,797	$(121,866)	1-3
Depreciation and amortization	$1,702,760	$(222,512)	$1,480,248	1-2
Provision for deferred taxes	$(107,567)	$(197,749)	$(305,316)	3
Net cash (used in)/ provided by operating activities	$2,339,774	$(247,464)	$2,092,310	1-3
PASSUR Network	$(596,533)	$162,453	$(434,080)	2
Capitalized software development	$(1,327,848)	$85,009	$(1,242,839)	1
Net cash used in investing activities	$(2,021,324)	$247,464	$(1,773,860)	1-2

	Nine months ended July 31, 2017
Select Statement of Cash Flows Accounts	As Reported	Adjustments	As Restated	Reference
Net (loss)/income	$(874,024)	$153,990	$(720,034)	1-3
Depreciation and amortization	$2,519,500	$(349,331)	$2,170,169	1-2
Provision for deferred taxes	$(21,067)	$(197,749)	$(218,816)	3
Net cash (used in)/ provided by operating activities	$2,711,495	$(393,090)	$2,318,405	1-3
PASSUR Network	$(1,023,608)	$261,238	$(762,370)	2
Capitalized software development	$(2,144,555)	$131,850	$(2,012,705)	1
Net cash used in investing activities	$(3,421,958)	$393,090	$(3,028,868)	1-2

3. Property and Equipment

Property and equipment consist of the following as of October 31, 2017 and 2016:

	Estimated useful lives	2017	2016
Leasehold improvements	3-5 years	$216,000	$216,000
Equipment	5-10 years	5,960,000	5,727,000
Furniture and fixtures	5-10 years	585,000	563,000
		6,761,000	6,506,000
Less accumulated depreciation		5,909,000	5,319,000
Total		$852,000	$1,187,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3. Property and Equipment (continued)

The Company recorded depreciation expense on the assets included in property and equipment of $590,000 and $496,000 for the year ended October 31, 2017 and 2016, respectively.

4. PASSUR Network

PASSUR Network consists of the following as of October 31, 2017 and 2016:
	2017	2016
		(As Restated)
PASSUR Network, beginning balance	$18,387,000	$17,765,000
Additions	1,401,000	622,000
Total capitalized PASSUR Network costs	19,788,000	18,387,000
Less accumulated depreciation	13,784,000	13,189,000
PASSUR Network, ending balance, net	$6,004,000	$5,198,000

The Company capitalized $1,197,000 and $489,000, of PASSUR Network costs, for the year ended October 31 2017 and 2016, respectively.  These amounts exclude $204,000 and $133,000 of parts purchased, related to the PASSUR Network, for the year ended October 31, 2017 and 2016, respectively. Depreciation expense related to the Company-owned PASSUR Network was $595,000 and $773,000 for the period ended October 31, 2017 and 2016, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven and five years for PASSUR and SMLAT systems, respectively.

The net carrying balance of the PASSUR Network as of October 31, 2017 and October 31, 2016, was $6,004,000 and $5,198,000, respectively. Included in the net carrying balance as of October 31, 2017, were parts and finished goods for PASSUR and SMLAT Systems totaling $1,636,000 and $642,000, respectively, which have not yet been installed. As of October 31, 2016, $1,815,000 and $911,000 of parts and finished goods for PASSUR and SMLAT systems, respectively, were included in the net carrying balance of the PASSUR Network. PASSUR and SMLAT Systems which are not installed are carried at cost and not depreciated until installed.

As of October 31, 2017, depreciation expense for the PASSUR Network assets, where depreciation has commenced is estimated to approximate $673,000, $659,000, $626,000, $412,000, and $255,000, for the fiscal years ended October 31, 2018, 2019, 2020, 2021 and 2022, respectively. The Company did not dispose of or record any impairments related to any of the PASSUR Network assets in fiscal years 2017 or 2016.

5. Capitalized Software Development Costs

PASSUR Software Development costs consist of the following as of October 31, 2017 and 2016:

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

5.  Capitalized Software Development Costs (continued)

	2017	2016
		(As Restated)
Software development costs, beginning balance	$16,890,000	$14,627,000
Additions	3,027,000	2,263,000
Total capitalized software development costs	19,917,000	16,890,000
Less accumulated amortization	11,024,000	9,290,000
Software development costs, ending balance, net	$8,893,000	$7,600,000

The Company's capitalization of software development projects was $3,027,000 and $2,263,000 for the year ended October 31, 2017 and 2016, respectively. Amortization related to capitalized software development projects was $1,734,000 and $1,561,000 for the year ended October 31, 2017 and 2016, respectively.

As of October 31, 2017, amortization expense for capitalized software development costs where amortization has commenced is estimated to approximate $1,893,000, $1,480,000, $1,368,000, $906,000, and $359,000, for the fiscal years ended October 31, 2018, 2019, 2020, 2021 and 2022, respectively. As of October 31, 2017, the Company had $2,727,000 of capitalized software development costs relating to projects currently still in development, therefore, are not yet subject to amortization. The Company did not record any impairments related to capitalized software development projects in fiscal years 2017 or 2016.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of October 31, 2017 and 2016:

	2017	2016

Payroll, payroll taxes, and benefits	$565,000	$513,000
Professional fees	156,000	148,000
Travel expenses	171,000	142,000
Contractor fees	172,000	-
Other liabilities	209,000	133,000
Total	$1,273,000	$936,000

7. Notes Payable

For the year ended October 31, 2017, the Company paid interest to G.S. Beckwith Gilbert, the Company's significant shareholder and Chairman, of $171,000, representing the entire fiscal year 2017 interest due, thereby meeting the payment requirements of the loan agreement. Subsequent to October 31, 2017, the Company paid all interest incurred on the note payable, through January 31, 2018 in the amount of $66,000. During fiscal year 2017, Mr. Gilbert loaned the Company an additional $1,100,000 to primarily fund the Company's near-term investment strategy to enhance the Company's technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2017, the loan balance totaled $3,800,000.

During the first quarter of fiscal year 2018, Mr. Gilbert loaned the Company an additional $925,000. As of February 12, 2018, the loan balance totaled $4,725,000.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7. Notes Payable (continued)

During the year ended October 31, 2016, the Company paid interest to G.S. Beckwith Gilbert of $183,000, representing the entire fiscal year 2016 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2016, the Company made $800,000 in principal payments, bringing the principal amount of the note payable due to G.S. Beckwith Gilbert to $2,700,000 on October 31, 2016.

On February 9, 2018, the Company entered into a Fourth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, effective February 9, 2018, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was due on November 1, 2018, and the total amount of principal and interest due and owing as of February 12, 2018, was $4,734,000. Pursuant to the Fourth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $4,725,000 (the "Fourth Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of February 9, 2018, in an amount equal to $7,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fourth Replacement Note, the maturity date was extended to November 1, 2019, and the annual interest rate remained at 6%. Interest payments under the Fourth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company's assets. The Company has paid all interest incurred on the Fourth Replacement Note through October 31, 2017, totaling $171,000.  Subsequent to October 31, 2017, the Company paid all interest incurred on the note payable, through January 31, 2018 in the amount of $66,000.

The Company evaluated its financial position at October 31, 2017, including an operating loss of $1,383,000 and working capital deficit of $3,196,000 and has requested and  received a commitment from G.S. Beckwith Gilbert, dated February 12, 2018, that if the Company, at any time, is unable to meet its obligations through February 12, 2019, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

8. Leases

The Company's headquarters, located in Stamford, Connecticut, are subject to a lease through January 31, 2018, at an average annual rental rate of $235,000. The Company's software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2018, at an average annual rental rate of $139,000. The Company's primary software development facility, located in Orlando, Florida, is subject to a lease through August 31, 2021, at an average annual rental rate of $67,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement. Rent expense, which includes utilities, was $645,000 and $590,000 for the year ended October 31, 2017 and 2016, respectively.

Contractual obligations
Fiscal Year Ended October 31:	under operating leases

2018	$287,133
2019	64,002
2020	71,882
2021	61,392
Thereafter	-
Total minimum contractual obligations	$484,409

On November 20, 2017, the Company modified its lease agreement for its Company headquarters located in Stamford, Connecticut, extending the term to June 30, 2023, at an annual rate of $220,000. On December 20, 2017, the Company entered into a new lease through April 30, 2023 for a regional office in Irving, Texas, at an annual rate of $60,000.  These subsequent lease agreements are not included in the table above.

9. Income Taxes

The Company's provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

The income tax expense for fiscal years ended October 31, 2017 and 2016 consisted of the following:

	2017	2016
		(As Restated)
Current:
Federal	$-	$-
State	$20,000	$50,000
Income tax provision-current	$20,000	$50,000

Deferred:
Federal	$1,826,000	$514,000
State	$116,000	$79,000
Total income tax expense, net	$1,962,000	$643,000

The difference between income taxes expected at the U.S federal statutory income tax rate of 34% and the reported income tax expense are summarized as follows:

	2017		2016
	Amount	Percent	Amount	Percent
			(As Restated)
U.S. statutory tax	$(530,000)	34.0%	$395,000	34.0%
Stock compensation	174,000	-11.2%	125,000	10.8%
Meals and entertainment	14,000	-0.9%	14,000	1.2%
State tax, net of federal benefit	(37,000)	2.4%	109,000	9.4%
Other	63,000	-4.0%	-	0.0%
Change in Valuation Allowance	2,278,000	-146.1%	-	0.0%
Income tax expense, net	$1,962,000	-125.8%	$643,000	55.4%

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2017 and 2016 is as follows:

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

	2017	2016
		(As Restated)
Deferred tax assets and liabilities:
Net operating loss carry-forward	$2,157,000	$1,696,000
Deferred Revenue	178,000	-
Allowance for doubtful accounts receivable	70,000	19,000
Stock compensation-nonqualified	217,000	198,000
Accruals	58,000	-
Depreciation	(402,000)	29,000
Sub-total	$2,278,000	$1,942,000
Valuation allowance	(2,278,000)	-
Deferred tax assets and liabilities	$-	$1,942,000

At October 31, 2017, the Company had available federal net operating loss carryforwards of $7,474,000, which will expire in various tax years from fiscal year 2023 through fiscal year 2037.  As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting.

At October 31, 2017 and 2016, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company's tax return years that are subject to examination by taxing authorities are fiscal years 2014 through 2017.

10. Stock-Based Compensation

In fiscal year 2009, the Company's Board of Directors approved the Company's 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company's common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company's common stock as of October 31, 2010. During fiscal year 2011, the plan was amended for the granting of another 500,000 stock option shares, for a total provision of 1,500,000 stock option shares of the Company's common stock as of October 31, 2011. During fiscal year 2017, the plan was amended for the granting of another 1,500,000 stock option shares, for a total provision of 3,000,000 stock option shares of the Company's common stock as of October 31, 2017.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

Information with respect to the Company's stock options for fiscal years 2017 and 2016 is as follows:

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

10. Stock-Based Compensation (continued)

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Stock options outstanding at November 1, 2015	1,186,000	$3.27	7.1	$293,000
Stock options granted	240,000	$3.41
Stock options exercised	(37,000)	$0.49
Stock options forfeited	(60,000)	$2.49
Stock options outstanding at October 31, 2016	1,329,000	$3.42	7.1	$130,000
Stock options granted	380,000	$3.78
Stock options exercised	(15,000)	$2.55
Stock options forfeited	(100,000)	$3.28
Stock options outstanding at October 31, 2017	1,594,000	$3.52	6.9	$84,000
Stock options exercisable at October 31, 2017	779,500	$3.51	5.0	$84,000

The weighted average grant date fair value of the Company's stock options granted during fiscal years 2017 and 2016 was $3.78 and $3.41, respectively. The total intrinsic value of stock options exercised was $25,000 and $77,000 during fiscal years 2017 and 2016, respectively.

The Company's stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2017 and 2016:

	Years ended October 31,
	2017	2016
Expected dividend yield	0%	0%
Expected volatility	117%	117%
Risk-free interest rate	1.84-2.26%	1.41 - 1.85%
Expected term (years)	4.9 - 6.5	4.9 - 6.5
Discount for post-vesting restrictions	N/A	N/A

The Company recognized share-based compensation expense for all awards issued under the Company's stock equity plans in the following line items in the consolidated statement of operations:

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

10. Stock-Based Compensation (continued)

	2017	2016
Cost of revenues	$27,000	$25,000
Research and development	$113,000	122,000
Selling, general and administrative	$438,000	254,000
	$578,000	$401,000

The following table summarizes the plans under which the Company granted equity compensation as of October 31, 2017:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares
PASSUR Aerospace, Inc., 2009 Stock Incentive Plan	3,000,000	1,448,000	1,552,000	February 24, 2019

The following table summarizes the Company's equity plans that have expired but that still have equity awards outstanding as of October 31, 2017:

Name of Plan	Shares Available for Grant	Shares Outstanding

PASSUR Aerospace, Inc., 1999 Stock Incentive Plan	—	42,000

All outstanding options granted under the Company's equity plans have terms of ten years. The Company's stock options vest over a period of five years.

There was $2,247,000 of unrecognized stock-based compensation costs expected to be recognized over a weighted average period of 3.7 years as of October 31, 2017. The Company had 814,500 shares in unvested stock-based options as of October 31, 2017.

11. Major Customers

The Company's principal business is to provide predictive analytics and decision support technology for the aviation industry to primarily improve the operational performance and cash flow of airlines. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Three customers accounted for 52%, or $7,165,000, of total revenues in fiscal year 2017. One customer accounted for 22% or $2,988,000, a second customer accounted for 19% or $2,637,000, and a third customer accounted for 11% or $1,540,000 of total revenues in fiscal year 2017. Three customers accounted for 45%, or $6,698,000, of total revenues in fiscal year 2016. One customer accounted for 17% or $2,555,000, a second customer accounted for 17% or $2,460,000, and a third customer accounted for 11% or $1,683,000 of total revenues in fiscal year 2016. As of October 31, 2017, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 21%, or $309,000, a second customer accounted for 16%, or $242,000, and a third customer accounted for 15%, or $218,000. As of October 31, 2016, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 30%, or $330,000, and a second customer accounted for 21%, or $226,000 and a third customer accounted for 14% or $157,000. Credit losses historically have been immaterial, although, there is one customer with a significant past due accounts receivable balance, which is not one of the major customers described above, which the Company has fully reserved as of the fiscal year ended October 31, 2017.

The Company had foreign sales of $320,000 and $206,000 in fiscal years 2017 and 2016, respectively. All sales, including foreign sales, are denominated in U.S. dollars.