Form 10-Q
period 2018-01-31
PASSUR Aerospace, Inc.
filed 2018-03-14
CIK 225628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period ended January 31, 2018

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

There were 7,696,091 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of  March 1, 2018.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements
PASSUR Aerospace, Inc. and Subsidiary

      Consolidated Balance Sheets

	January 31, 2018	October 31, 2017 (1)
	(unaudited)
Assets
Current assets:
Cash	$3,056,352	$275,146
Accounts receivable, net	927,251	1,308,091
Prepaid expenses and other current assets	411,330	303,045
Total current assets	4,394,933	1,886,282

PASSUR Network, net	5,942,861	6,004,367
Capitalized software development costs, net	8,922,494	8,893,414
Property and equipment, net	765,880	852,147
Other assets	156,103	169,635
Total assets	$20,182,271	$17,805,845

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,615,959	$984,369
Accrued expenses and other current liabilities	1,116,059	1,273,170
Deferred revenue, current portion	4,815,397	2,824,885
Total current liabilities	7,547,415	5,082,424

Deferred revenue, long term portion	447,656	470,831
Note payable - related party	4,725,000	3,800,000
Other liabilities	5,517	-
Total liabilities	12,725,588	9,353,255

Commitments and contingencies

Stockholders' equity:

Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 at January 31, 2018 and October 31, 2017, respectively	84,804	84,804
Additional paid-in capital	16,870,449	16,699,337
Accumulated deficit	(7,564,892)	(6,397,873)
	9,390,361	10,386,268

Treasury stock, at cost, 784,435 shares at January 31, 2018 and October 31, 2017, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	7,456,683	8,452,590
Total liabilities and stockholders' equity	$20,182,271	$17,805,845

(1) Certain January 31, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

     Consolidated Statements of Operations

     (Unaudited)

	Three months ended
	January 31,
	2018	2017 ⁽¹⁾

Revenues	$3,513,487	$3,615,556

Cost of expenses:
Cost of revenues	2,239,299	1,681,774
Research and development expenses	154,666	227,480
Selling, general, and administrative expenses	2,220,828	1,818,534
	4,614,793	3,727,788

Loss from operations	$(1,101,306)	$(112,232)

Interest expense - related party	65,713	41,400
Loss before income taxes	(1,167,019)	(153,632)

Provision/(benefit) for income taxes	-	(103,065)
Net loss	$(1,167,019)	$(50,567)

Net loss per common share - basic	$(0.15)	$(0.01)
Net loss per common share - diluted	$(0.15)	$(0.01)

Weighted average number of common shares outstanding - basic	7,696,091	7,690,199
Weighted average number of common shares outstanding - diluted	7,696,091	7,690,199

(1) Certain January 31, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.
See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2018	2017 ⁽¹⁾

Cash flows from operating activities
Net loss	$(1,167,019)	$(50,567)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	830,472	745,918
Provision for deferred taxes	-	(111,955)
Provision for doubtful accounts	-	1,513
Stock-based compensation	171,112	141,960
Changes in operating assets and liabilities:
Accounts receivable	380,840	(1,812,498)
Prepaid expenses and other current assets	(118,938)	13,559
Other assets	13,532	6,044
Accounts payable	631,590	297,761
Accrued expenses and other current liabilities	(157,111)	(237,268)
Other liabilities	5,517	-
Deferred revenue	1,967,337	778,131
Total adjustments	3,724,351	(176,835)
Net cash provided by (used in) operating activities	2,557,332	(227,402)

Cash flows from investing activities
PASSUR Network	(114,456)	(100,137)
Software development costs	(548,272)	(607,069)
Property and equipment	(38,398)	(85,819)
Net cash used in investing activities	(701,126)	(793,025)

Cash flows from financing activities
Proceeds from notes payable - related party	925,000	-
Net cash provided by financing activities	925,000	-

Increase/(decrease) in cash	2,781,206	(1,020,427)

Cash - beginning of period	275,146	1,523,655
Cash - end of period	$3,056,352	$503,228

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$65,713	$41,400
Income taxes	$-	$29,487

(1) Certain January 31, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

January 31, 2018

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

Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while helping to maximize revenue opportunities, as well as improving operational efficiency and enhancing the passenger experience.

PASSUR's commercial solutions give aviation operators the ability to optimize performance in today's air traffic management system, while also achieving Next Generation Air Transportation System ("NextGen") and Single European Sky ATM Research objectives.

PASSUR integrates data from multiple sources, including its independent network of over 180 surveillance sensors installed throughout North America creating coast to coast coverage, as well as locations in Europe and Asia; government data; customer data; and data from third party partners. PASSUR's sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with its historical database of aircraft and airport behavior, including information recorded by its network over the last 10 years, allow the Company to know more about what has happened historically and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airports should perform.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2017, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 2018, and its consolidated results of operations for the three months ended January 31, 2018, and 2017.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ended October 31, 2018.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Principles of Consolidation

The consolidated financial statements include the accounts of PASSUR and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include those related to revenue recognition, stock-based compensation, software development costs, the PASSUR Network and income taxes. Actual results could differ from those estimates.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act ("TCJA").  Under ASC 740 "Income Taxes" ("ASC 740"), the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; (6) limitation on the deductibility of executive compensation under IRC §162(m); and (7) new tax rules related to foreign operations.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740 in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company's financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA.  Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with the Company's initial analysis of the impact of the TCJA, we have recorded a provisional decrease in our deferred tax assets and liabilities of approximately $922,000 as a result of the reduced federal tax rate to 21%.  Such amount was fully offset by a change in our valuation allowance. As the reduced federal tax rate to 21% is administratively effective at the beginning of the Company's fiscal year, the Company is using a blended federal statutory rate of 23.21% for computing the change in the deferred tax assets and liabilities as of January 1, 2018

While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA. Accordingly, the Company is still in the process of evaluating the impacts of the TCJA and considers the amounts recorded to be provisional.

The Company's provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company's year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three months ended January 31, 2018, the Company did not record any income tax expenses, and for the three months ended January 31, 2017, the Company recorded a benefit of $103,000.  The Company is projecting that its annual effective tax rate for the three months ended January 31, 2018 is 0% as the Company's net deferred tax assets and liabilities are not realizable on a more-likely-than-not basis.

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

The provision for doubtful accounts was $184,000 as of January 31, 2018, and October 31, 2017, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems (collectively known as the "PASSUR Network"), which include the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company capitalized $67,000 of PASSUR Network costs, for the three months ended January 31, 2018. This amount excludes $48,000 of parts purchased, related to the PASSUR Network, for the three months ended January 31, 2018. For the three months ended January 31, 2017, the Company capitalized $69,000, of PASSUR Network costs. This amount excludes $31,000 of parts purchased related to the PASSUR Network for the three months ended January 31, 2017. Depreciation expenses related to the Company-owned PASSUR Network was $176,000 and $173,000 for the three months ended January 31 2018 and 2017, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems.

The net carrying balance of the PASSUR Network as of January 31, 2018, and October 31, 2017, was $5,943,000 and $6,004,000, respectively. Included in the net carrying balance as of January 31, 2018, were parts and finished goods for PASSUR and SMLAT Systems totaling $1,630,000 and $614,000, respectively, which have not yet been installed. As of October 31, 2017, $1,636,000 and $642,000 of parts and finished goods for PASSUR and SMLAT systems, respectively, were included in the net carrying balance of the PASSUR Network. PASSUR and SMLAT Systems which are not installed are carried at cost and not depreciated until installed.

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

The Company capitalized $548,000 and $607,000 for the three months ended January 31, 2018 and 2017, respectively. The Company amortized $519,000 and $424,000 of capitalized software development costs for the three months ended January 31, 2018 and 2017, respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within "Cost of Revenues".

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

Deferred Tax Asset

Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax asset will be realized.  The Company considered all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined that its net deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance against its net deferred tax assets and liabilities

At October 31, 2017, the Company had available federal net operating loss carryforwards of $7,474,000, which will expire in various tax years from fiscal year 2023 through fiscal year 2037.

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

	For the three months ended
	January 31,
	2018	2017
Basic Weighted average shares outstanding	7,696,091	7,690,199
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,696,091	7,690,199

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,624,000	1,341,500

Stock-Based Compensation

The Company follows FASB ASC 718, "Compensation-Stock Compensation," which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $171,000 and $142,000 for the three months ended January 31, 2018 and 2017, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

Recent Accounting Pronouncements Adopted

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." The new guidance on accounting for employee share-based payment awards to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be effective November 1, 2018.  In accordance with the new guidance, the Company has made a policy election to account for forfeitures when they occur.  The Company adopted this guidance during the quarter ended January 31, 2018, using the modified retrospective method, with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. This guidance will be effective beginning in 2018, with early adoption permitted.  The Company adopted this guidance during the quarter ended January 31, 2018 with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation: Topic 718" — Scope of Modification Accounting ("ASU 2017-09"), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018 and will be applied prospectively.

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases ("Topic 842"). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which will be effective for the Company beginning November 1, 2019, and early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all-existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing  GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which will be effective for the Company beginning November 1, 2018. Early application as of January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

3. Notes Payable – Related Party

The Company has a note payable to G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, of $4,725,000 (the "Existing Gilbert Note") as of January 31, 2018. The Existing Gilbert Note bears a maturity date of November 1, 2018, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. During the three months ended January 31, 2018, Mr. Gilbert loaned the Company an additional $925,000. The Company has paid all interest incurred on the Existing Gilbert Note through January 31, 2018, totaling $66,000.

On February 9, 2018, the Company entered into a Fourth Debt Extension Agreement with Mr. Gilbert, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Existing Gilbert Note. The maturity date of the Existing Gilbert Note was due on November 1, 2018, and the total amount of principal and interest due and owing as of February 9, 2018, was $4,732,000. Pursuant to the Fourth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $4,725,000 (the "Fourth Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of February 9, 2018, in an amount equal to $7,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fourth Replacement Note, the maturity date was extended to November 1, 2019, and the annual interest rate remained at 6%. Interest payments under the Fourth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company's assets.

The Company evaluated its financial position at January 31, 2018, including an operating loss of $1,101,000 and working capital deficit of $3,152,000 and has requested and received a commitment from G.S. Beckwith Gilbert, dated March 14, 2018, that if the Company, at any time, is unable to meet its obligations through March 14, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

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

For the three months ended January 31, 2018, total revenue decreased 3% to $3,513,000, compared with $3,616,000 for the same period in fiscal year 2017. Loss from operations for the three months ended January 31, 2018, was $1,101,000 compared to $112,000 for the same period in fiscal year 2017. For the three months ended January 31, 2018, net loss was $1,167,000 or $0.15 per diluted share, compared to a net loss of $51,000 or $0.01 per diluted share, in the same period in fiscal year 2017.

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

For the three months ended January 31, 2018, total revenues decreased $102,000, or 3%, to $3,513,000, as compared with $3,616,000 for the same period in 2017. The decrease in total revenues was primarily due (i) a decline in our subscription revenue of $113,000, or 3%, while our consulting and maintenance revenues collectively increased $10,000, or 14% compared with the prior year.

The decline in subscription revenues of $113,000 is primarily due to lost revenue from expired contracts totaling $455,000, of which one customer's expiring contract contributed approximately $285,000 during the three months ended January 31, 2017.  These amounts were offset by the net incremental revenue recognized during the three months ended January 31, 2018 related to new contracts closed during fiscal year 2017, totaling approximately $320,000, plus revenue from new contracts closed during the three months ended January 31, 2018, totaling approximately $20,000.

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

Cost of revenues increased $558,000, or 33%, to $2,239,000 for the three months ended January 31, 2018, as compared with the same period in fiscal year 2017. During the three months ended January 31, 2018, cost of revenues increases were primarily due to (i) an increase in total personnel related costs and consulting costs of approximately $340,000, as a result of the Company's on-going investments in its software portfolio; (ii) an increase in data and license fees of approximately $95,000, to further enhance our software portfolio offerings; and (iii) an increase in amortization expense associated with our capitalized software projects of approximately $95,000.

When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed and amortized over 7 years for PASSUR or 5 years for SMLAT systems.

Research and Development

Research and development expenses decreased $73,000, or 32%, to $155,000, for the three months ended January 31, 2018, as compared to $227,000 for the same period in fiscal year 2017. The decrease was primarily attributable to a reduction  in personnel related costs allocated to research and development, from cost of sales and selling general and administrative expenses as compared with the prior year.

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in research and development to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $402,000, or 22%, to $2,221,000 for the three months ended January 31, 2018, as compared to $1,819,000 for the same period in fiscal year 2017.  The increase is primarily due to (i) an increase in personnel related costs associated with sales and marketing of approximately $175,000, and in general and administrative personnel related costs of $55,000, (ii) an increase in professional services fees of approximately $50,000,  (iii) an increase in stock-based compensation expense of $31,000, and (iv) other various increases within selling, general and administrative expenses associated with rents for new office locations, and travel expenses as compared to the same period in fiscal year 2017.

Loss from Operations

Loss from operations increased $989,000 for the three months ended January 31, 2018, as compared to the same period in fiscal year 2017. The increase was primarily due to (i) an increase in operating expenses of $887,000 or 24%, and (ii) a decrease in revenues of $102,000 or 3%. Overall, the increase in operating expenses was primarily due to major investment in hiring new development, sales and marketing and management professionals needed to achieve our future strategic product enhancements and revenue growth objectives.

Interest Expense – Related Party

Interest expense – related party increased $24,000, or 59% for three months ended January 31, 2018, as compared to the three months ended January 31, 2017, due to the higher principal balance on the note for the first quarter of 2018, as compared to the same period in fiscal year 2017.

Net Loss

The Company had net loss of $1,167,000, or $0.15 per diluted share for the three months ended January 31, 2018, as compared to a net loss of $51,000, or $0.01 per diluted share, for the same period in 2017.

Liquidity and Capital Resources

The Company's current assets exceeded its current liabilities, excluding deferred revenue, by $1,663,000 as of January 31, 2018. The Company's stockholders' equity was $7,457,000 as of January 31, 2018.

The outstanding principal amount under the note payable to a related party, G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, was $4,725,000 as of January 31, 2018 and $3,800,000 as of October 31, 2017, with a maturity of November 1, 2019. During the three months ended January 31, 2018, the Company paid all interest incurred on the note payable totaling $66,000. During the three months ended January 31, 2018, Mr. Gilbert loaned the Company an additional $925,000.

On February 9, 2018, the Company entered into a Fourth Debt Extension Agreement with Mr. Gilbert, effective February 9, 2018, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was November 1, 2018, and the total amount of principal and interest due and owing as of February 9, 2018, was $4,732,000. Pursuant to the Fourth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $4,725,000 (the "Fourth Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of February 9, 2018, in an amount equal to $7,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fourth Replacement Note, the maturity date was extended to November 1, 2019, and the annual interest rate remained at 6%. Interest payments under the Fourth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company's assets.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 14, 2018, that if the Company, at any time, is unable to meet its obligations through March 14, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

Net cash provided by operating activities was $2,557,000 for the three months ended January 31, 2018, and consisted of a net loss of $1,167,000, depreciation and amortization of $830,000, stock-based compensation expense of $171,000 and deferred revenue of $1,967,000, with the balance consisting of an increase in operating liabilities. Net cash used in investing activities was $701,000 for the three months ended January 31, 2018, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York, and Orlando, Florida data centers. Net cash provided by financing activities was $925,000 for the three months ended January 31, 2018 and consisted of proceeds from note payable – related party.  Net cash provided by operating activities increased by $2,785,000 for the three months ended January 31, 2018, as compared to the same period in 2017.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, and there have been no material changes to such policies since the filing of such Annual Report. These policies and estimates are critical to the Company's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." The new guidance on accounting for employee share-based payment awards to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be effective November 1, 2018. In accordance with the new guidance, the Company has made a policy election to account for forfeitures when they occur.  The Company adopted this guidance during the quarter ended January 31, 2018, using the modified retrospective method, with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. This guidance will be effective beginning in 2018, with early adoption permitted.  The Company adopted this guidance during the quarter ended January 31, 2018 with no material impact to its consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all-existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing  GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending October 31, 2019. Early application as of January 1, 2017, is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As disclosed in Part II. Item 9A. "Controls and Procedures" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, the Company identified a material weakness in internal control over financial reporting related to certain errors associated with the capitalization of certain costs associated with software development and manufacturing and installation of fixed assets.

Based on the evaluation at January 31, 2018, by our Chief Executive Officer and Chief Financial Officer, they concluded that, our disclosure controls and procedures designed to correct the material weakness in internal control over financial reporting described in Part II, Item 9A of our 2017 Form 10-K, were not effective as of January 31, 2018, but subsequent to January 31, 2018, the Company implemented its remediation plans before it prepared its financial statements for the quarter ending January 31, 2018, and believes the controls are operated appropriately. However, the Company will continue to monitor the remediation during fiscal year 2018, as required, to ensure the design, implementation and controls are operating effectively.

Remediation Plan

The Company's CEO and CFO have instituted plans to remediate the material weakness in internal control over financial reporting related to the capitalization of certain general and administrative costs associated with software development and manufacturing and installations of fixed assets, which costs should have been expensed as incurred. The Company eliminated any general and administrative costs for software development and from the manufacturing and installation of fixed assets, and this change was completed before the Company prepared its financial statements for the quarter ended January 31, 2018. The Company will continue to monitor the remediation during fiscal year 2018, as required, to ensure the design, implementation and controls are operating effectively.

Management believes that the Company's consolidated financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles.  The Company's CEO and CFO have certified that, based on such officer's knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the Company's financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.

In addition, the Company has implemented continual oversight programs to ensure these material weaknesses as disclosed in Part II. Item 9A. "Controls and Procedures" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, do not recur.

Remediation Actions

Management continues to monitor the comprehensive remediation program as disclosed in Part II. Item 9A. "Controls and Procedures" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017 to ensure that control deficiencies contributing to the material weaknesses previously identified do not recur and that the new controls recently introduced will operate effectively.

For the quarter ended January 31, 2018, the Company developed and implemented a comprehensive remediation program to enhance the Company's internal controls to prevent any recurrence of the material weaknesses discussed above. Specifically, the Company (i) updated its capitalization policies regarding software development costs and costs associated with manufacturing and installation of Company-owned assets to ensure that such policies are in compliance with applicable GAAP,  (ii) provided extensive training for all appropriate personnel to improve the identification, evaluation and monitoring of risks and the effectiveness of associated controls, which has been completed, and (iii) performed additional levels of review around the preparation of the schedule and data used to compute the costs of software development and manufacturing and installation of Company-owned assets.

Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

Item 5.  Other Information.

On March 14, 2018, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through March 14, 2019. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6.  Exhibits.

10.1 *	Commitment of G.S. Beckwith Gilbert, dated March 14, 2018.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: March 14, 2018	By: /s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 14, 2018	By: /s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)