Form 10-Q
period 2018-04-30
PASSUR Aerospace, Inc.
filed 2018-06-13
CIK 225628

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10‑Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period ended April 30, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

There were 7,696,091 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of  June 1, 2018.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements
PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	April 30, 2018	October 31, 2017 (1)
	(unaudited)
Assets
Current assets:
Cash	$369,408	$275,146
Accounts receivable, net	1,773,720	1,359,447
Prepaid expenses and other current assets	367,047	251,689
Total current assets	2,510,175	1,886,282

PASSUR Network, net	5,837,776	6,004,367
Capitalized software development costs, net	9,095,420	8,893,414
Property and equipment, net	699,431	852,147
Other assets	161,361	169,635
Total assets	$18,304,163	$17,805,845

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,038,380	$984,369
Accrued expenses and other current liabilities	1,354,751	1,273,170
Deferred revenue, current portion	4,086,551	2,824,885
Total current liabilities	6,479,682	5,082,424

Deferred revenue, long term portion	440,240	470,831
Note payable - related party	4,725,000	3,800,000
Other liabilities	56,351	-
Total liabilities	11,701,273	9,353,255

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 at April 30, 2018 and October 31, 2017, respectively	84,804	84,804
Additional paid-in capital	17,040,977	16,699,337
Accumulated deficit	(8,589,213)	(6,397,873)
	8,536,568	10,386,268
Treasury stock, at cost, 784,435 shares at April 30, 2018 and October 31, 2017, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	6,602,890	8,452,590
Total liabilities and stockholders' equity	$18,304,163	$17,805,845

(1) Certain April 30, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

     (Unaudited)

	Three months ended
	April 30,
	2018	2017 ⁽¹⁾

Revenues	$3,501,842	$3,423,781

Cost of expenses:
Cost of revenues	2,026,121	1,567,313
Research and development expenses	149,163	186,372
Selling, general, and administrative expenses	2,276,284	1,888,449
	4,451,568	3,642,134

Loss from operations	$(949,726)	$(218,353)

Interest expense - related party	70,088	40,050
Other loss	4,506	5,221
Loss before income taxes	(1,024,320)	(263,624)

Benefit for income taxes	-	(192,325)
Net loss	$(1,024,320)	$(71,299)

Net loss per common share - basic	$(0.13)	$(0.01)
Net loss per common share - diluted	$(0.13)	$(0.01)

Weighted average number of common shares outstanding - basic	7,696,091	7,692,913
Weighted average number of common shares outstanding - diluted	7,696,091	7,692,913

(1) Certain April 30, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

     Consolidated Statements of Operations

     (Unaudited)
	Six months ended
	April 30,
	2018	2017 ⁽¹⁾

Revenues	$7,015,329	$7,039,337

Cost of expenses:
Cost of revenues	4,265,421	3,249,087
Research and development expenses	303,829	413,852
Selling, general, and administrative expenses	4,497,113	3,706,983
	9,066,363	7,369,922

Loss from operations	$(2,051,034)	$(330,585)

Interest expense - related party	135,800	81,450
Other loss	4,506	5,221
Loss before income taxes	(2,191,340)	(417,256)

Benefit for income taxes	-	(295,390)
Net loss	$(2,191,340)	$(121,866)

Net loss per common share - basic	$(0.28)	$(0.02)
Net loss per common share - diluted	$(0.28)	$(0.02)

Weighted average number of common shares outstanding - basic	7,696,091	7,691,534
Weighted average number of common shares outstanding - diluted	7,696,091	7,691,534

(1) Certain April 30, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2018	2017 ⁽¹⁾

Cash flows from operating activities
Net loss	$(2,191,340)	$(121,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,713,176	1,480,248
Benefit for deferred taxes	-	(305,316)
Provision for doubtful accounts	-	2,485
Other liabilities	56,351	-
Stock-based compensation	341,640	254,661
Changes in operating assets and liabilities:
Accounts receivable	(414,273)	(348,461)
Prepaid expenses and other current assets	(136,575)	(82,077)
Other assets	8,274	16,136
Accounts payable	54,011	324,633
Accrued expenses and other current liabilities	11,493	(131,453)
Accrued interest - related party	70,088	-
Deferred revenue	1,231,074	1,003,320
Total adjustments	2,935,259	2,214,176
Net cash provided by operating activities	743,919	2,092,310

Cash flows used in investing activities
PASSUR Network	(185,444)	(434,078)
Software development costs	(1,302,349)	(1,242,839)
Property and equipment	(86,864)	(96,943)
Net cash used in investing activities	(1,574,657)	(1,773,860)

Cash flows from financing activities
Proceeds from notes payable - related party	925,000	-
Net cash provided by financing activities	925,000	-

Increase in cash	94,262	318,450

Cash - beginning of period	275,146	1,523,655
Cash - end of period	$369,408	$1,842,105

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$65,713	$81,450
Income taxes	$1,245	$52,928

(1) Certain April 30, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

 PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

April 30, 2018

(Unaudited)

1.   Nature of Business

PASSUR Aerospace, Inc. ("PASSUR" or the "Company"), a New York corporation founded in 1967, is a business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. PASSUR uses big data, within the aviation intelligence platform and a suite of web-based solutions that address the aviation industry's intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions. The Company's technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

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

PASSUR's information solutions are used by the five largest North American airlines, more than 60 airport customers, including 21 of the top 30 North American airports (with PASSUR solutions also used at the remaining nine airports by one or more airline customers), hundreds of corporate aviation customers, and the U.S. government.

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

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2017, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 2018, and its consolidated results of operations for the three and six months ended April 30, 2018, and 2017.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ended October 31, 2018.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year's presentation.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740 in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company's financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA.  Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with the Company's initial analysis of the impact of the TCJA, we have recorded a provisional decrease in our deferred tax assets and liabilities of approximately $1,221,000 as a result of the reduced federal tax rate to 21%.  Such amount was fully offset by a change in our valuation allowance. As the reduced federal tax rate of 21% is administratively effective at the beginning of the Company's fiscal year, the Company is using a blended federal statutory rate of 23.21% for computing the change in the deferred tax assets and liabilities as of January 1, 2018

While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA. Accordingly, the Company is still in the process of evaluating the impacts of the TCJA and considers the amounts recorded to be provisional.

The Company's provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company's year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three and six months ended April 30, 2018, the Company did not record any income tax expense. For the three and six months ended April 30, 2017, the Company recorded a benefit $192,000 and $295,000.  The Company is projecting that its annual effective tax rate for the three and six months ended April 30, 2018 is 0%, therefore, no income tax benefit has been provided on the Company's year to date pre-tax losses as the Company's net deferred tax assets are not realizable on a more-likely-than-not-basis.

Accounts Receivable

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. Account receivable balances include amounts attributable to deferred revenues. The Company's accounts receivable balances included $349,000 of unbilled receivables associated with contractually committed services provided to existing customers during the three and six months ended April 30, 2018, which will be invoiced subsequent to April 30, 2018. As of October 31, 2017, the Company's accounts receivable balance included $51,000 of unbilled receivables associated with contractually committed services provided to existing customers.

The provision for doubtful accounts was $184,000 as of April 30, 2018, and October 31, 2017, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems (collectively, the "PASSUR Network"), which includes the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company capitalized $58,000 and $125,000 of PASSUR Network costs, for the three and six months ended April 30, 2018, respectively. These amounts exclude $13,000 and $61,000 of parts purchased, related to the PASSUR Network, for the three and six months ended April 30, 2018, respectively.

For the three and six months ended April 30, 2017, the Company capitalized $323,000 and $392,000, respectively, of PASSUR Network costs. These amounts exclude $11,000 and $42,000 of parts purchased related to the PASSUR Network for the three and six months ended April 30, 2017, respectively.

Depreciation expenses related to the Company-owned PASSUR Network was $176,000 and $352,000 for the three and six months ended April 30, 2018, respectively, and $158,000 and $331,000 for the three and six month ended April 30, 2017, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems.

The net carrying balance of the PASSUR Network as of April 30, 2018, and October 31, 2017, was $5,838,000 and $6,004,000, respectively. Included in the net carrying balance as of April 30, 2018, were parts and finished goods for the PASSUR Network totaling $2,148,000, which have not yet been installed. As of October 31, 2017, $2,278,000 of parts and finished goods for the PASSUR Network were included in the net carrying balance of the PASSUR Network. PASSUR Network assets which are not installed are carried at cost and not depreciated until installed.

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

The Company capitalized $754,000 and $1,302,000 for the three and six months ended April 30, 2018, respectively. For the three and six months ended April 30, 2017, the Company capitalized $636,000 and $1,243,000, respectively.

The Company amortized $581,000 and $1,100,000 of capitalized software development costs for the three and six months ended April 30, 2018, respectively, and $415,000 and $840,000, for the three and six months ended April 30, 2017 respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within "Cost of Revenues".

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

Deferred Tax Asset

Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax asset will be realized.  The Company considered all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined that its net deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance against its net deferred tax assets and liabilities.

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

Fair Value of Financial Instruments

The recorded amounts of the Company's cash, receivables and accounts payables approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company's related party debt is held by its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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

	For the three months ended		For the six months ended
	April 30,		April 30,
	2018	2017	2018	2017
Basic Weighted average shares outstanding	7,696,091	7,692,913	7,696,091	7,691,534
Effect of dilutive stock options	-	-	-	-
Diluted weighted average shares outstanding	7,696,091	7,692,913	7,696,091	7,691,534

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,606,500	1,341,500	1,606,500	1,341,500

Stock-Based Compensation

The Company follows FASB ASC 718, "Compensation-Stock Compensation," which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $171,000 and $342,000 for the three and six months ended April 30, 2018, respectively.  For the three and six months ended April 30, 2017, stock-based compensation expense was $113,000 and $255,000, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

Recent Accounting Pronouncements Adopted

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." The new guidance on accounting for employee share-based payment awards was designed to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be effective November 1, 2018.  In accordance with the new guidance, the Company has made a policy election to account for forfeitures when they occur.  The Company adopted this guidance during the quarter ended January 31, 2018, using the modified retrospective method, with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented ("Full Retrospective Method") or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption ("Modified Retrospective Method"). The Company has begun the process of evaluating the impact of the adoption of ASU 2014-09 to its consolidated financial statements, accounting policies and processes. The Company is determining the necessary internal and external resources needed to assist in its implementation and evaluation of the impact of ASU 2014-09. The Company has not yet selected a transition method and is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

3. Notes Payable – Related Party

The Company has a note payable to G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, of $4,725,000 (the "Existing Gilbert Note") as of April 30, 2018. The Existing Gilbert Note bears a maturity date of November 1, 2019, with an annual interest rate of 6%. Interest payments are due by October 31 of each fiscal year. During the six months ended April 30, 2018, Mr. Gilbert loaned the Company an additional $925,000. The Company has paid interest incurred on the Existing Gilbert Note through January 31, 2018, totaling $66,000.  As of April 30, 2018, the Company's accrued expenses and other current liabilities included accrued interest, on the Existing Gilbert Note of $70,000, which was paid on May 1, 2018.

Subsequent to April 30 2018, Mr. Gilbert loaned the Company an additional $300,000. As of June 13, 2018, the principal amount of the loan outstanding to Mr. Gilbert was $5,025,000.

The Company evaluated its financial position as of April 30, 2018, including an operating loss of $2,051,000 and working capital deficit of $3,970,000 and has requested and received a commitment from G.S. Beckwith Gilbert, dated June 13, 2018, that if the Company, at any time, is unable to meet its obligations through June 13, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

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

PASSUR's information solutions are used by the five largest North American airlines, more than 60 airport customers, including at the top 30 North American airports, hundreds of business aviation customers, as well as the U.S. government.

Our core business addresses some of aviation industry's most intractable and costly challenges, including, but not limited to, underutilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several independent studies have estimated the annual direct costs of such inefficiencies to airlines in the United States at over $8 billion annually, and worldwide direct cost at over $30 billion annually.

Solutions offered by PASSUR help to ensure flight completion. They cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while maximizing revenue opportunities, improving operational efficiency, and enhancing the passenger experience.

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

For the three months ended April 30, 2018, total revenue increased 2% to $3,502,000, compared with $3,424,000 for the same period in fiscal year 2017. Loss from operations for the three months ended April 30, 2018, was $950,000 compared to $218,000 for the same period in fiscal year 2017. For the three months ended April 30, 2018, net loss was $1,024,000 or $0.13 per diluted share, compared to a net loss of $71,000 or $0.01 per diluted share, in the same period in fiscal year 2017.

For the six months ended April 30, 2018, total revenue was $7,015,000, compared with $7,039,000 for the same period in fiscal year 2017. Loss from operations for the six months ended April 30, 2018, was $2,051,000 compared to $331,000 for the same period in fiscal year 2017. For the six months ended April 30, 2018, net loss was $2,191,000 or $0.28 per diluted share, compared to net loss of $122,000 or $0.02 per diluted share, in the same period in fiscal year 2017.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

For the three months ended April 30, 2018, total revenues increased $78,000, or 2%, to $3,502,000, as compared with $3,424,000 for the same period in 2017. The increase in total revenues was primarily due to an increase in our consulting revenue of $74,000, compared with the prior year. For the six months ended April 30, 2018, total revenues decreased $24,000, or less than 1%, to $7,015,000, as compared with $7,039,000 for the same period in 2017. The decrease in total revenues for the six months ended April 30, 2018, was mainly due to a decrease in subscription revenue of $109,000, which was partially offset by an increase in consulting revenue of $89,000, when compared to the same period in 2017.

The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers' needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the PASSUR Network, which includes the production, shipment, and installation of these assets (currently largely installed by unaffiliated outside contractors), which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects; and (3) data center projects, (all referred to  as "Capitalized Assets"). The labor and fringe benefit costs of Company employees involved in creating Capital Assets are capitalized, rather than expensed, and amortized, usually over five or seven years, as determined by their projected useful life. The Company does not break down its costs by product.

Cost of revenues increased $459,000, or 29%, to $2,026,000 for the three months ended April 30, 2018, as compared with the same period in fiscal year 2017. Cost of revenues increased $1,016,000 or 31%, to $4,265,000 for the six months ended April 30, 2018, as compared with the same period in fiscal year 2017. During the three and six months ended April 30, 2018, the cost of revenues increases were primarily due to (i) an increase in total personnel related costs of approximately $235,000 and $526,000, respectively; (ii) an increase in data and license fees of approximately $97,000 and $190,000, respectively, to further enhance our ability to provide our software portfolio offerings globally;  (iii) an increase in amortization expense associated with our capitalized software projects of approximately $166,000 and $261,000, respectively; and (iv) a decrease in capitalized costs associated with the PASSUR Network of $265,000 and $267,000, respectively, primarily due to a decrease in the number of PASSUR Network deployments as compared with the prior periods. These increases were offset by capitalized costs associated with software development, which increased $118,000 and $60,000, for the three and six months ended April 30, 2018, respectively. However, capitalized software development costs as a percentage of total software development costs decreased as compared with the prior periods. Additionally, third-party contractor costs decreased $189,000 and $178,000, respectively, for the three and six months ended April 30, 2018, primarily due to a decrease in the number of PASSUR Network deployments as compared with the prior periods.

Finally, as we continue to release product enhancements/new versions to its existing product offerings, and new product offerings, our amortization expenses associated with the historical software capitalization is anticipated to increase. As a result, we anticipate that our software capitalization and amortization expense, when netted, will not have a significant impact on our financial results.

Research and Development

Research and development expenses decreased $37,000, or 20%, to $149,000, for the three months ended April 30, 2018, as compared to $186,000 for the same period in fiscal year 2017.  Research and development expenses decreased $110,000, or 27%, to $304,000, for the six months ended April 30, 2018, as compared to $414,000 for the same period in fiscal year 2017. For both the three and six months ended April 30, 2018, the decreases in research and development were primarily attributable to a reduction in personnel related costs allocated to research and development from cost of revenues and selling, general and administrative expenses as compared to prior year

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $388,000, or 21%, to $2,276,000 for the three months ended April 30, 2018, as compared to $1,888,000 for the same period in fiscal year 2017.  Selling, general, and administrative expenses increased $790,000, or 21%, to $4,497,000 for the six months ended April 30, 2018, as compared to $3,707,000. The increase for the three and six months ended April 30, 2018, is primarily due to (i) an increase in personnel related costs associated with sales and marketing of approximately $180,000 and $355,000, respectively, and in general and administrative personnel related costs of $2,000 and $58,000, respectively, (ii) an increase in professional services fees of approximately $51,000 and $100,000, respectively,  (iii) an increase in stock-based compensation expense of $60,000 and $91,000, respectively and (iv) other various increases within selling, general, and administrative expenses associated with rents for new office locations, and travel expenses as compared to the same periods in fiscal year 2017.

Loss from Operations

For the three months ended April 30, 2018, loss from operations increased $731,000 to $950,000, as compared with the same period in fiscal year 2017. For the six months ended April 30, 2018, loss from operations increased $1,720,000 to $2,051,000, as compared to the same period in fiscal year 2017.

The increase for the three months ended April 30, 2018, was primarily due to an increase in operating expenses of $809,000 or 22%, offset by an increase in revenues of $78,000 or 2%.

The increase for the six months ended April 30, 2018, was primarily due to (i) an increase in operating expenses of $1,696,000 or 23%, and (ii) a decrease in revenues of $24,000.

Overall, the increase in operating expenses was primarily due to the hiring of new development, sales and marketing, and management professionals needed to achieve our revenue growth objectives.

Interest Expense – Related Party

Interest expense – related party increased $30,000, or 75%, and $54,000, or 67%, for the three and six months ended April 30, 2018, respectively, as compared to the same periods in fiscal year 2017, due to the higher principal balance on the note in fiscal year 2018, as compared to the same period in fiscal year 2017.

Net Loss

The Company had net loss of $1,024,000, or $0.13 per diluted share for the three months ended April 30, 2018, as compared to a net loss of $71,000, or $0.01 per diluted share, for the same period in 2017. The Company had net loss of $2,191,000, or $0.28 per diluted share for the six months ended April 30, 2018, as compared to a net loss of $122,000, or $0.02 per diluted share, for the same period in 2018.

Liquidity and Capital Resources

The Company's current assets exceeded its current liabilities, excluding deferred revenue, by $117,000 as of April 30, 2018. The Company's stockholders' equity was $6,603,000 as of April 30, 2018.

The outstanding principal amount under the note payable to a related party, G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, was $4,725,000 as of April 30, 2018 and $3,800,000 as of October 31, 2017, with a maturity of November 1, 2019. For the six months ended April 30, 2018, the Company paid interest incurred on the note payable totaling $66,000. As of April 30, 2018, the Company had accrued interest – related party of $70,000, which was paid on May 1, 2018. During the six months ended April 30, 2018, Mr. Gilbert loaned the Company an additional $925,000. Subsequent to April 30 2018, Mr. Gilbert loaned the Company an additional $300,000. As of June 12, 2018, the principal amount of the loan outstanding to Mr. Gilbert was $5,025,000.

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

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated June 13, 2018, that if the Company, at any time, is unable to meet its obligations through June 13, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Net cash provided by operating activities was $744,000 for the six months ended April 30, 2018, and consisted of a net loss of $2,191,000, depreciation and amortization of $1,713,000, stock-based compensation expense of $342,000 and deferred revenue of $1,231,000, with the balance consisting of an increase in accounts receivables and prepaid expenses and other current assets and an increase in operating liabilities. Net cash used in investing activities was $1,575,000 for the six months ended April 30, 2018, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York, and Orlando, Florida data centers. Net cash provided by financing activities was $925,000 for the six months ended April 30, 2018 and consisted of proceeds from note payable – related party.  Net cash provided by operating activities decreased by $1,348,000 for the six months ended April 30, 2018, as compared to the same period in 2017.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." The new guidance on accounting for employee share-based payment awards was designed to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be effective November 1, 2018. In accordance with the new guidance, the Company has made a policy election to account for forfeitures when they occur.  The Company adopted this guidance during the quarter ended January 31, 2018, using the Modified Retrospective Method, with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

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

The guidance permits two methods of adoption: Full Retrospective Method or Modified Retrospective Method. The Company has begun the process of evaluating the impact of the adoption of ASU 2014-09 to its consolidated financial statements, accounting policies and processes. The Company is determining the necessary internal and external resources needed to assist in its implementation and evaluation of the impact of ASU 2014-09. The Company has not yet selected a transition method and is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

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

Based on the evaluation at April 30, 2018, by our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), they concluded that, our disclosure controls and procedures designed to correct the material weakness in internal control over financial reporting described in Part II. Item 9A of our 2017 Form 10-K, were effective as of April 30, 2018.

Remediation Plan

The Company's CEO and CFO have instituted plans to remediate the material weakness in internal control over financial reporting related to the capitalization of certain general and administrative costs associated with software development and manufacturing and installations of fixed assets, which costs should have been expensed as incurred. The Company eliminated any general and administrative costs for software development and from the manufacturing and installation of fixed assets, and this change was completed before the Company prepared its financial statements for the quarter ended January 31, 2018. The Company continued this remediation plan through the quarter ended April 30, 2018, and will continue to monitor the remediation during fiscal year 2018, as required, to ensure the design, implementation and controls are operating effectively.

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

For the quarters ended January 31, 2018 and April 30, 2018, the Company developed and implemented a comprehensive remediation program to enhance the Company's internal controls to prevent any recurrence of the material weaknesses discussed above. Specifically, the Company (i) updated its capitalization policies regarding software development costs and costs associated with manufacturing and installation of Company-owned assets to ensure that such policies are in compliance with applicable GAAP,  (ii) provided extensive training for all appropriate personnel to improve the identification, evaluation and monitoring of risks and the effectiveness of associated controls, which has been completed, and (iii) performed additional levels of review around the preparation of the schedule and data used to compute the costs of software development and manufacturing and installation of Company-owned assets.

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

Item 5.  Other Information.

On June 13, 2018, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through June 13, 2019. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6.  Exhibits.

10.1 *	Commitment of G.S. Beckwith Gilbert, dated June 13, 2018.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: June 13, 2018	By: /s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 13, 2018	By: /s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)