Form 10-Q
period 2018-07-31
PASSUR Aerospace, Inc.
filed 2018-09-14
CIK 225628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period ended July 31, 2018

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

There were 7,696,091 shares of the Registrant's common stock with a par value of $0.01 per share outstanding as of September 1, 2018.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I. Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	July 31, 2018	October 31, 2017 (1)
	(unaudited)
Assets
Current assets:
Cash	$32,414	$275,146
Accounts receivable, net	1,977,155	1,359,447
Prepaid expenses and other current assets	262,702	251,689
Total current assets	2,272,271	1,886,282

PASSUR Network, net	5,020,404	6,004,367
Capitalized software development costs, net	8,235,312	8,893,414
Property and equipment, net	651,745	852,147
Other assets	150,894	169,635
Total assets	$16,330,626	$17,805,845

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$938,437	$984,369
Accrued expenses and other current liabilities	1,339,875	1,273,170
Deferred revenue, current portion	3,726,066	2,824,885
Total current liabilities	6,004,378	5,082,424

Deferred revenue, long term portion	392,549	470,831
Note payable - related party	5,725,000	3,800,000
Other liabilities	116,394	-
Total liabilities	12,238,321	9,353,255

Commitments and contingencies
Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 at July 31, 2018 and October 31, 2017, respectively	84,804	84,804
Additional paid-in capital	17,207,237	16,699,337
Accumulated deficit	(11,266,058)	(6,397,873)
	6,025,983	10,386,268
Treasury stock, at cost, 784,435 shares at July 31, 2018 and October 31, 2017, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	4,092,305	8,452,590
Total liabilities and stockholders' equity	$16,330,626	$17,805,845

(1) Certain July 31, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	July 31,
	2018	2017 ⁽¹⁾

Revenues	$3,715,767	$3,331,898

Cost of expenses:
Cost of revenues	3,908,281	1,508,510
Research and development expenses	151,185	186,352
Selling, general, and administrative expenses	2,254,846	2,107,303
	6,314,312	3,802,165

Loss from operations	$(2,598,545)	$(470,267)

Interest expense - related party	78,300	41,400
Loss before income taxes	(2,676,845)	(511,667)

Provision for income taxes	-	86,500
Net loss	$(2,676,845)	$(598,167)

Net loss per common share - basic	$(0.35)	$(0.08)
Net loss per common share - diluted	$(0.35)	$(0.08)

Weighted average number of common shares outstanding - basic	7,696,091	7,696,091
Weighted average number of common shares outstanding - diluted	7,696,091	7,696,091

(1) Certain July 31, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine months ended
	July 31,
	2018	2017 ⁽¹⁾

Revenues	$10,731,096	$10,371,235

Cost of expenses:
Cost of revenues	8,173,702	4,757,598
Research and development expenses	455,014	600,205
Selling, general, and administrative expenses	6,751,959	5,814,285
	15,380,675	11,172,088

Loss from operations	$(4,649,579)	$(800,853)

Interest expense - related party	214,100	122,850
Other loss	4,506	5,221
Loss before income taxes	(4,868,185)	(928,924)

Benefit for income taxes	-	(208,890)
Net loss	$(4,868,185)	$(720,034)

Net loss per common share - basic	$(0.63)	$(0.09)
Net loss per common share - diluted	$(0.63)	$(0.09)

Weighted average number of common shares outstanding - basic	7,696,091	7,693,069
Weighted average number of common shares outstanding - diluted	7,696,091	7,693,069

(1) Certain July 31, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2018	2017 ⁽¹⁾

Cash flows from operating activities
Net loss	$(4,868,185)	$(720,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,723,450	2,170,169
Benefit for deferred taxes	-	(218,816)
Provision for doubtful accounts	7,500	161,344
Provision for obsolete and slow moving PASSUR Network parts and supplies	229,500	-
Other Liabilities	116,394	-
Stock-based compensation	507,900	408,050
Loss from impairment charges	1,246,354	-
Changes in operating assets and liabilities:
Accounts receivable	(625,208)	225,277
Prepaid expenses and other current assets	(42,699)	(102,555)
Other assets	18,741	22,710
Accounts payable	(45,930)	255,989
Accrued expenses and other current liabilities	(11,595)	(83,900)
Accrued interest - related party	78,300	-
Deferred revenue	822,899	200,171
Total adjustments	5,025,606	3,038,439
Net cash provided by operating activities	157,421	2,318,405

Cash flows used in investing activities
PASSUR Network	(320,601)	(762,368)
Software development costs	(1,844,224)	(2,012,705)
Property and equipment	(160,328)	(253,795)
Net cash used in investing activities	(2,325,153)	(3,028,868)

Cash flows from financing activities
Proceeds from notes payable - related party	1,925,000	-
Net cash provided by financing activities	1,925,000	-

Decrease in cash	(242,732)	(710,463)

Cash - beginning of period	275,146	1,523,655
Cash - end of period	$32,414	$813,192

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$135,800	$122,850
Income taxes	$5,545	$71,196

(1) Certain July 31, 2017 balances have been restated from previously reported results. Please refer to Note 2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

See accompanying notes to consolidated financial statements.

 PASSUR Aerospace, Inc. and Subsidiary

        Notes to Consolidated Financial Statements

       July 31, 2018

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

PASSUR's information solutions are used by the five largest North American airlines, more than 60 airport customers, including 20 of the top 30 North American airports (with PASSUR solutions also used at the remaining ten airports by one or more airline customers), over a hundred business aviation customers, and the U.S. government.

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

PASSUR integrates data from multiple sources, including its independent network of surveillance sensors installed throughout North America creating coast to coast coverage, as well as locations in Europe and Asia; government data; customer data; and data from third party partners. PASSUR's sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast ("ADS-B"), providing position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with its historical database of aircraft and airport behavior, including information recorded by its network over the last 10 years, allow the Company to know more about what has happened historically and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airports should perform.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2017, filed with the Securities and Exchange Commission ("SEC"); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of July 31, 2018, and its consolidated results of operations for the three and nine months ended July 31, 2018, and 2017.

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

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and Surface Multilateration ("SMLAT") Network Systems (both collectively, the "PASSUR Network"), amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also, included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period are impacted by: (1) the number of PASSUR and SMLAT Systems added to the PASSUR Network, which includes the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) new capitalized costs associated with software development projects. Both of these are referred to as "Capitalized Assets" and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

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

In connection with the Company's initial analysis of the impact of the TCJA, we recorded a provisional decrease in our deferred tax assets and liabilities of approximately $1,442,000 as a result of TCJA and the reduction in the federal tax rate to 21%.  Such amount was fully offset by a change in our valuation allowance. As the reduced federal tax rate of 21% is administratively effective at the beginning of the Company's fiscal year, the Company is using a blended federal statutory rate of 23.21% for computing the change in the deferred tax assets and liabilities as of January 1, 2018.

While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA. Accordingly, the Company is still in the process of evaluating the impacts of the TCJA and considers the amounts recorded to be provisional as of July 31, 2018.

The Company's provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company's year-to-date tax provision with the effective rate that it expects to achieve for the full year. For the three and nine months ended July 31, 2018, the Company did not record any income tax expense. For the three and nine months ended July 31, 2017, the Company recorded a provision of $87,000 and a benefit of $209,000.  The Company is projecting that its annual effective tax rate for the three and nine months ended July 31, 2018 is 0%, therefore, no income tax benefit has been provided on the Company's year to date pre-tax losses as the Company's net deferred tax assets are not realizable on a more-likely-than-not-basis.

Accounts Receivable

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer's agreement. Account receivable balances include amounts attributable to deferred revenues. The Company's accounts receivable balances included $36,000 of unbilled receivables associated with contractually committed services provided to existing customers during the three and nine months ended July 31, 2018, which will be invoiced subsequent to July 31, 2018. As of October 31, 2017, the Company's accounts receivable balance included $51,000 of unbilled receivables associated with contractually committed services provided to existing customers.

The provision for doubtful accounts was $159,000 as of July 31, 2018, and $184,000 as of October 31, 2017, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which includes the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company capitalized $87,000 and $212,000 of PASSUR Network costs, for the three and nine months ended July 31, 2018, respectively. These amounts exclude $48,000 and $109,000 of parts purchased, related to the PASSUR Network, for the three and nine months ended July 31, 2018, respectively.

For the three and nine months ended July 31, 2017, the Company capitalized $213,000 and $605,000, respectively, of PASSUR Network costs. These amounts exclude $87,000 and $158,000 of parts purchased related to the PASSUR Network for the three and nine months ended July 31, 2017, respectively.

Depreciation expenses related to the Company-owned PASSUR Network was $213,000 and $565,000 for the three and nine months ended July 31, 2018, respectively, and $112,000 and $443,000 for the three and nine months ended July 31, 2017, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems.

The net carrying balance of the PASSUR Network as of July 31, 2018, and October 31, 2017, was $5,020,000 and $6,004,000, respectively. Included in the net carrying balance as of July 31, 2018, were parts and finished goods for the PASSUR Network totaling $1,969,000, which have not yet been installed. As of October 31, 2017, $2,278,000 of parts and finished goods for the PASSUR Network were included in the net carrying balance of the PASSUR Network. PASSUR Network assets which are not installed are carried at cost and not depreciated until installed.

In accordance with the Company's policy on long-lived assets, during the third quarter of fiscal year 2018, the Company determined it had an excess of non-critical PASSUR Network parts and supplies, which resulted in an increase of $230,000 in the reserve to approximately $270,000. Additionally, during the third quarter, the Company determined that certain PASSUR Network assets were no longer likely to generate future revenue as a result of a change in a customer's requirements at a specific location, which resulted in an impairment charge and write-off of approximately $510,000. These costs were recorded within "Cost of Revenues".

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

The Company capitalized $542,000 and $1,844,000 of software development costs for the three and nine months ended July 31, 2018, respectively. For the three and nine months ended July 31, 2017, the Company capitalized $770,000 and $2,013,000, of software development costs, respectively.

The Company amortized $666,000 and $1,766,000 of capitalized software development costs for the three and nine months ended July 31, 2018, respectively, and $413,000 and $1,252,000, for the three and nine months ended July 31, 2017 respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within "Cost of Revenues".

During the third quarter of fiscal year 2018, the Company reviewed the value of its capitalized software products and determined that one capitalized software product would no longer be marketed or made available for subscription sales as currently developed, which resulted in an impairment charge and write-off of the carrying amount of approximately $736,000. These costs were recorded within "Cost of Revenues".

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

During the third quarter of fiscal year 2018, the Company recorded approximately $230,000, $510,000 and $736,000, a total of $1,476,000, of costs associated with an increase in the provision for obsolete and slow moving PASSUR Network parts and supplies, an impairment charge and write-off of carrying amounts related to  certain PASSUR Network systems, and capitalized software development costs, respectively. Please refer to footnotes above for further details. The Company did not have any additions to inventory reserves, impairment charges, or write-offs during the three and nine months ended July 31, 2017.

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

At July 31, 2018, the Company had available federal net operating loss carryforwards of $8,065,000, which will expire in various tax years from fiscal year 2022 through fiscal year 2038.

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

Fair Value of Financial Instruments

The recorded amounts of the Company's cash, receivables, and accounts payables approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company's related party debt is held by its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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

Net Loss per Share Information

Basic net loss per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. The Company's 2009 Stock Incentive Plan allows for a cashless exercise. Shares used to calculate net loss per share are as follows:

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2018	2017	2018	2017
Basic Weighted average shares outstanding	7,696,091	7,696,091	7,696,091	7,693,069
Effect of dilutive stock options	-	-	-	-
Diluted weighted average shares outstanding	7,696,091	7,696,091	7,696,091	7,693,069

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,632,000	1,454,000	1,632,000	1,454,000

Stock-Based Compensation

The Company follows FASB ASC 718, "Compensation-Stock Compensation," which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $166,000 and $508,000 for the three and nine months ended July 31, 2018, respectively.  For the three and nine months ended July 31, 2017, stock-based compensation expense was $153,000 and $408,000, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

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

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases ("Topic 842"). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which will be effective for the Company beginning November 1, 2019, and early adoption is permitted. The Company's preliminary analysis indicates that the Company will recognize a liability for remaining lease payments and a right-of-use asset related to the Company's operating lease covering its corporate office facility that expires in June 2023 and other office locations. The Company is in the initial stages of evaluating the effect of the standard on the Company's financial statements.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented ("Full Retrospective Method") or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption ("Modified Retrospective Method"). The Company has formed an implementation team and has begun the process of evaluating the impact of the adoption of ASU 2014-09 to its consolidated financial statements, accounting policies and processes. The Company expects that it will adopt the new standard using the Modified Retrospective Approach. The Company continues to evaluate the impacts of the new standard, the impact on its consolidated financial statements, as well as the changes that may be required to systems and processes to meet the new standard's reporting and disclosure requirements.

3. Notes Payable – Related Party

The Company has a note payable to G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, of $5,725,000 (the "Existing Gilbert Note") as of July 31, 2018. The Existing Gilbert Note bears a maturity date of November 1, 2019, with an annual interest rate of 6%. Interest payments are due by October 31st of each fiscal year. During the nine months ended July 31, 2018, Mr. Gilbert loaned the Company an additional $1,925,000 (which amount is included in the outstanding amount of the Existing Gilbert Note described in the first sentence of this paragraph). The Company has paid interest incurred on the Existing Gilbert Note through April 30, 2018, totaling $136,000.  As of July 31, 2018, the Company's accrued expenses and other current liabilities included accrued interest, on the Existing Gilbert Note of $78,000. The Existing Gilbert Note is secured by the Company's assets.

The Company evaluated its financial position as of July 31, 2018, including an operating loss of $4,650,000 and working capital deficit of $3,732,000 and has requested and received a commitment from G.S. Beckwith Gilbert, dated September 14, 2018, that if the Company, at any time, is unable to meet its obligations through September 14, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company's assets.

The amount of the Company's obligations under the Existing Gilbert Note has increased by $3,025,000 since July 31, 2017, and a continuation of the Company's strategic initiatives will require further increased funding. In exchange for agreeing to fund those initiatives as necessary and in consideration for providing a commitment to the Company that if the Company, at any time, is unable to meet its obligations through September 14, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations, the Board approved an increase in the interest rate on the Note to 9 3/4%, effective September 10, 2018.  Mr. Gilbert abstained from the vote.

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

PASSUR's information solutions are used by the five largest North American airlines, more than 60 airport customers, including at the top 30 North American airports, over a hundred business aviation customers, as well as the U.S. government.

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

For the three months ended July 31, 2018, total revenue increased 12% to $3,716,000, compared with $3,332,000 for the same period in fiscal year 2017. Loss from operations for the three months ended July 31, 2018, was $2,599,000 compared to $470,000 for the same period in fiscal year 2017. For the three months ended July 31, 2018, net loss was $2,677,000 or $0.35 per diluted share, compared to a net loss of $598,000 or $0.08 per diluted share, in the same period in fiscal year 2017.

For the nine months ended July 31, 2018, total revenue increased 3% to $10,731,000, compared with $10,371,000 for the same period in fiscal year 2017. Loss from operations for the nine months ended July 31, 2018, was $4,650,000 compared to $801,000 for the same period in fiscal year 2017. For the nine months ended July 31, 2018, net loss was $4,868,000 or $0.63 per diluted share, compared to net loss of $720,000 or $0.09 per diluted share, in the same period in fiscal year 2017.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

For the three months ended July 31, 2018, total revenues increased by $384,000, or 12%, to $3,716,000, as compared with $3,332,000 for the same period in 2017. The increase in total revenues was primarily due to (i) an increase in subscription revenue of $267,000 or 8% and (ii) an increase in our consulting revenue of $117,000 to $155,000, as compared with the prior year.

For the nine months ended July 31, 2018, total revenues increased by $360,000, or 3%, to $10,731,000, as compared with $10,371,000 for the same period in 2017. The increase in total revenues for the nine months ended July 31, 2018, was due to (i) an increase in subscription revenue of $158,000 or 2% and (ii) an increase in our consulting revenue of $206,000 to $324,000, as compared with the same period in 2017.

The increase in subscription revenue for both the three and nine months end July 31, 2018, was primarily due to (i) new contracts closed during fiscal year 2018, and (ii) net incremental revenue recognized during the periods in fiscal 2018 related to new contracts closed during fiscal year 2017. These increases were offset by expired contracts during the three and nine months ended July 31, 2018, respectively.

The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers' needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the PASSUR Network, which includes the production, shipment, and installation of these assets (currently largely installed by unaffiliated outside contractors), which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects; and (3) data center projects, (all referred to  as "Capitalized Assets"). The labor and fringe benefit costs of Company employees involved in creating Capitalized Assets are capitalized, rather than expensed, and amortized, usually over five or seven years, as determined by their projected useful life. The Company does not break down its costs by product.

Cost of revenues increased $2,400,000, or 159%, to $3,908,000 for the three months ended July 31, 2018, as compared with the same period in fiscal year 2017. Cost of revenues increased $3,416,000 or 72%, to $8,174,000 for the nine months ended July 31, 2018, as compared with the same period in fiscal year 2017. During the three and nine months ended July 31, 2018, the cost of revenues increases were significantly impacted by the increases in reserves for PASSUR Network parts and supplies,  impairment charges and write-off during the quarter ended July 31, 2018, of the carrying amounts of certain assets totaling approximately $1,476,000, which was comprised of (i) an increase in the PASSUR Network parts and supplies  reserve of approximately $230,000 ; (ii) an impairment charge and write-off of certain PASSUR Network assets of approximately $510,000, which assets were determined to no be longer likely to generate future revenue as a result of a change in a customer's requirements at a specific location; and (iii) an impairment charge and write-off  a capitalized software product of approximately $736,000, which the Company determined it would no longer market for subscription sales as currently developed.

Additionally, contributing to the increases in cost of revenues for the three and nine months ended July 31, 2018, as compared with the same period in fiscal year 2017 were (i) an increase in total personnel related costs of approximately $294,000 and $819,000, respectively, which further enhanced our ability to provide our software portfolio offerings globally; (ii) an increase in amortization expense associated with our capitalized software projects of approximately $253,000 and $514,000, respectively;  (iv) a decrease in capitalized costs associated with the PASSUR Network of $126,000 and $393,000, respectively,  and (v) a decrease in capitalized cost associated with software development costs of $228,000 and $168,000, respectively. The remaining increases for the three and nine months ended July 31, 2018 were due to the net increase in data and license fees and other accounts within cost of revenues for each period respectively.

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

Research and Development

Research and development expenses decreased $35,000, or 19%, to $151,000, for the three months ended July 31, 2018, as compared to $186,000 for the same period in fiscal year 2017.  Research and development expenses decreased $145,000, or 24%, to $455,000, for the nine months ended July 31, 2018, as compared to $600,000 for the same period in fiscal year 2017. For both the three and nine months ended July 31, 2018, the decreases in research and development were primarily attributable to a reduction in personnel related costs allocated to research and development from cost of revenues and selling, general and administrative expenses as compared to prior year

The Company's research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $148,000, or 7%, to $2,255,000 for the three months ended July 31, 2018, as compared to $2,107,000 for the same period in fiscal year 2017.  Selling, general, and administrative expenses increased $938,000, or 16%, to $6,752,000 for the nine months ended July 31, 2018, as compared to $5,814,000. The increase for the three and nine months ended July 31, 2018, is primarily due to an increase in personnel related costs associated with sales and marketing of approximately $160,000 and $515,000, respectively, and in general and administrative personnel related costs of $67,000 and $125,000, respectively. These increases in personnel costs are primarily due to the Company's increased investments as part of its recently commenced international operations and to achieve its revenue growth objectives.

Also contributing to the increases in selling, general, and administrative expenses cost of revenues for the three months ended July 31, 2018, as compared with the same period in fiscal year 2017 were (i) an increase in costs associated with rents for new office locations of approximately $28,000, and (ii) an increase in consulting costs of approximately $55,000. The increases in costs for three months ended July 31, 2018, were partially reduced because there was no added provision for bad debts in the period, compared with approximately $150,000 in the same period in the prior year.

Additionally, contributing to the increases in selling, general, and administrative expenses cost of revenues for the nine months ended July 31, 2018, as compared with the same period in fiscal year 2017 were (i) an increase in stock-based compensation of approximately $105,000; (ii) an increase on professional fees of approximately $54,000; (iii) an increase in travel expenses of $63,000; (iv) an increase in costs associated with rents for new office locations of approximately $105,000, and (v) an increase in consulting costs of approximately $82,000. The increases in costs for the nine months ended July 31, 2018, were partially reduced because there was no added provision for bad debts in the period, compared with approximately $150,000 in the same period in the prior year.

Loss from Operations

For the three months ended July 31, 2018, loss from operations increased $2,128,000 to $2,599,000, as compared with the same period in fiscal year 2017. For the nine months ended July 31, 2018, loss from operations increased $3,849,000 to $4,650,000, as compared to the same period in fiscal year 2017.

The increase in the loss from operations for the three months ended July 31, 2018, was primarily due to an increase in operating expenses of $2,512,000 or 66%, which included approximately $230,000, $510,000 and $736,000 of costs, totaling $1,476,000, associated with the previously described increase in the PASSUR Network parts and supplies reserve, impairment charges and write-off of carrying amounts related to certain PASSUR Network systems and capitalized software development costs. These increases in expenses were partially offset by an increase in revenues of $384,000 or 12%.  The Company did not have any increases in inventory reserves, impairment charges or write-offs during the three months ended July 31, 2017.

The increase in the loss from operations for the nine months ended July 31, 2018, was primarily due to an increase in operating expenses of $4,209,000 or 38%, which included approximately $230,000, $510,000 and $736,000 of costs, totaling $1,476,000, associated with the previously described increase in the PASSUR Network parts and supplies reserve, impairment charges and write-off of carrying amounts related to certain PASSUR Network systems and capitalized software development costs. These increases in expenses were partially offset by an increase in revenues of $360,000 or 3%. The Company did not have any increases in inventory reserves, impairment charges, or write-offs during the nine months ended July 31, 2017, or during the six months ended April, 30, 2018.

Overall, excluding the increase in our reserves, impairment charges, and write-offs of the carrying amounts of certain assets discussed above, the increase in operating expenses was primarily due to hiring of new development, sales and marketing, and management professionals needed to achieve our revenue growth objectives.

Interest Expense – Related Party

Interest expense – related party increased $37,000, or 89%, and $91,000, or 74%, for the three and nine months ended July 31, 2018, respectively, as compared to the same periods in fiscal year 2017, due to the higher principal balance on the note in fiscal year 2018, as compared to the same period in fiscal year 2017.

Net Loss

The Company had net loss of $2,677,000, or $0.35 per diluted share for the three months ended July 31, 2018, as compared to a net loss of $598,000, or $0.08 per diluted share, for the same period in 2017. The Company had net loss of $4,868,000, or $0.63 per diluted share for the nine months ended July 31, 2018, as compared to a net loss of $720,000, or $0.09 per diluted share, for the same period in 2017.

Liquidity and Capital Resources

The Company's current assets are approximately equal to the Company's liabilities, excluding deferred revenue, as of July 31, 2018. The Company's stockholders' equity was $4,092,000 as of July 31, 2018.

The outstanding principal amount under the note payable to a related party, G.S. Beckwith Gilbert, the Company's Chairman and significant stockholder, was $5,725,000 as of July 31, 2018 and $3,800,000 as of October 31, 2017, with a maturity date of November 1, 2019. For the nine months ended July 31, 2018, the Company paid interest incurred on the note payable totaling $136,000. As of July 31, 2018, the Company had accrued interest – related party of $78,000. During the nine months ended July 31, 2018, Mr. Gilbert loaned the Company an additional $1,925,000 (which amount is included in the outstanding principal amount due as of July 31, 2018 identified above).

On February 9, 2018, the Company entered into a Fourth Debt Extension Agreement with Mr. Gilbert, effective February 9, 2018, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement (the "Existing Gilbert Note"). The maturity date of the Existing Gilbert Note was November 1, 2018, and the total amount of principal and interest due and owing as of February 9, 2018, was $4,732,000. Pursuant to the Fourth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $4,725,000 (the "Fourth Replacement Note") in exchange for the Existing Gilbert Note and the Company agreed to pay the accrued interest under the Existing Gilbert Note as of February 9, 2018, in an amount equal to $7,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fourth Replacement Note, the maturity date was extended to November 1, 2019, and the annual interest rate remained at 6%. Interest payments under the Fourth Replacement Note shall be made annually on October 31st of each year. The Existing Gilbert Note is secured by the Company's assets.

Management is addressing the Company's working capital deficiency by aggressively marketing the Company's PASSUR Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that the continued development of its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, will continue to lead to increased growth in the Company's customer-base and subscription-based revenues. However, there are no assurances that such growth will be achieved.

If the Company's business plan does not generate sufficient cash flows from operations to meet the Company's operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated September 14, 2018, that if the Company, at any time, is unable to meet its obligations through September 14, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

The amount of the Company's obligations under the Existing Gilbert Note has increased by $3,025,000 since July 31, 2017, and a continuation of the Company's strategic initiatives will require further increased funding. In exchange for agreeing to fund those initiatives as necessary and in consideration for providing a commitment to the Company that if the Company, at any time, is unable to meet its obligations through September 14, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations, the Board approved an increase in the interest rate on the Note to 9 3/4%, effective September 10, 2018.  Mr. Gilbert abstained from the vote.

Net cash provided by operating activities was $157,000 for the nine months ended July 31, 2018, and consisted of a net loss of $4,868,000, including a loss from impairment charges and a write-off of $1,246,000, a reserve or obsolete and slow moving PASSUR Network parts and supplies  of $230,000, depreciation and amortization of $2,723,000, stock-based compensation expense of $508,000 and deferred revenue of $823,000, with the balance consisting of an increase in accounts receivables and prepaid expenses and other current assets and an increase in operating liabilities. Net cash used in investing activities was $2,325,000 for the nine months ended July 31, 2018, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York, and Orlando, Florida data centers. Net cash provided by financing activities was $1,925,000 for the nine months ended July 31, 2018 and consisted of proceeds from note payable – related party.  Net cash provided by operating activities decreased by $2,161,000 for the nine months ended July 31, 2018, as compared to the same period in 2017.

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

Interest by potential customers in the Company's information and decision support software products obtained from PASSUR Network Systems and other sources and its professional services remains strong. As a result, the Company believes that future revenues will increase on an annualized basis. However, there are no guarantees that such annualized future revenue increases will occur. If revenues do not increase and the Company's cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company's ability to optimize its cost structures.

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

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases ("Topic 842"). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which for the Company will be the annual period ending October 31, 2020, and early adoption is permitted. The Company's preliminary analysis indicates that the Company will recognize a liability for remaining lease payments and a right-of-use asset related to the Company's operating lease covering its corporate office facility that expires in June 2023 and other office locations. The Company is in the initial stages of evaluating the effect of the standard on the Company's financial statements.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented ("Full Retrospective Method") or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption ("Modified Retrospective Method"). The Company has formed an implementation team and has begun the process of evaluating the impact of the adoption of ASU 2014-09 to its consolidated financial statements, accounting policies and processes. The Company expects that it will adopt the new standard using the Modified Retrospective Approach.  The Company continues to evaluate the impacts of the new standard, the impact on its consolidated financial statements, as well as the changes that may be required to systems and processes to meet the new standard's reporting and disclosure requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2018.

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

Item 5.  Other Information.

The amount of the Company's obligations under the Existing Gilbert Note has increased by $3,025,000 since July 31, 2017, and a continuation of the Company's strategic initiatives will require further increased funding. In exchange for agreeing to fund those initiatives as necessary and in consideration for providing a commitment to the Company that if the Company, at any time, is unable to meet its obligations through September 14, 2019, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations, the Board approved an increase in the interest rate on the Note to 9 3/4%, effective September 10, 2018.  Mr. Gilbert abstained from the vote.

On September 14, 2018, the Company's significant shareholder and Chairman confirmed his commitment to provide the necessary continuing financial support to the Company in order for the Company to meet its obligations through September 14, 2019. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6.	Exhibits.

10.1 *	Commitment of G.S. Beckwith Gilbert, dated September 14, 2018.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: September 14, 2018	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 14, 2018	By:	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)