Form 10-K
period 2018-10-31
PASSUR Aerospace, Inc.
filed 2019-01-29
CIK 225628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10‑K

| X | Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2018, was $6,117,082.

The number of shares of common stock, $0.01 par value, outstanding as of December 31, 2018, was 7,696,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2018, are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statements

The consolidated financial information provided in this Annual Report on Form 10-K (including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Liquidity and Capital Resources,” below) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's (defined below) future plans, objectives, and expected performance. The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the uncertainties related to the ability of the Company to sell its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the potential for terrorist attacks, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission (“SEC”). Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company’s business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Readers are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K.

PART I

Item 1.  Business

PASSUR® Aerospace, Inc. (“PASSUR” or the “Company”), a New York corporation founded in 1967, is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. The Company is recognized as a leader in airline and airport operational efficiency and business aviation marketing and operational solutions. PASSUR is a pioneer in the successful use of big data, with an aviation intelligence platform and suite of web-based solutions that address the aviation industry’s most intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions. Several independent studies have estimated the annual direct costs of such inefficiencies in the United States at over $8 billion annually, and worldwide direct costs at over $30 billion annually. The Company’s technology platform is supported by its Aviation Intelligence Center of Excellence (“CoE”), a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR's mission is to grow global airspace capacity to meet current and future demand for air travel without adding to costly infrastructure.

We do this by creating a digital, collaborative platform where airlines, airports, and Air Navigation Service Providers (“ANSPs”) improve their operations often solving problems that can only be achieved by sharing common data and information on a common platform. These analytics extract meaningful information from data to predict, manage, and remove constraints on the surface and in the air.

PASSUR’s information solutions are used by the largest North American airlines, more than 60 airport customers, including at the top 30 North American airports, hundreds of corporate aviation customers, and the U.S. government.

We are assembling a growing global operational database, driving an international operational platform PASSUR is providing to global customers. These capabilities can deliver our Platform faster than otherwise deploying company-sponsored systems.  The recent contracts entered into with Air France and other international customers are a demonstration of this new capability.

PASSUR provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. PASSUR sources and integrates a multitude of industry data to ensure complete and accurate information, processed in a way that supports specific operational and business requirements, including: proprietary surveillance technology installed at hundreds of locations; government surveillance and flight planning data feeds; a variety of commercial surveillance data feeds; and direct feeds from airlines and airports.

PASSUR solutions are focused on key objectives and outcomes of our primary market segments:

Market	Objective	Outcome
Airlines	Aircraft Utilization/Capacity Increase	Block optimization, fleet planning
	Improved Hub efficiency	Fly the optimal commercial schedule by ensuring throughput and connectivity
	Improved on time performance	Passenger (booking) preference and competitive advantage (Yield)
	Reduced cancellations	Passenger satisfaction and loyalty; higher Net Promoter Score (NPS)
Airports	Increased Gate Utilization and more efficient Surface Traffic Flows	Competitive hub advantage; higher throughput leading to more volume/more concessions/higher aeronautical fees revenue; improved asset utilization
	On-Time Performance/Punctuality; Irregular Operations Prediction and Recovery	Higher customer satisfaction; higher rankings in performance surveys; competitive hub advantage; attract and retain airline entrants
Air Navigation Service Providers (“ANSPs”)	Accurate, Early Forecast of Demand and Capacity; Early Indications of Disruptions	Right-sized Traffic Management Initiative programs/restrictions
	Reduced Holding and improved Spacing of arrivals and departures	Most appropriate arrival/departure throughput without comprising safety
	Shorter Taxi Queues and Runway Occupancy Times; Fewer Diversions / Faster Recovery / Irregular Operations (IROPS) Resilience	Improved Service Delivery (completion, throughput, reduced holding and diversions)

PASSUR’s technology advantage rests on 4 pillars, the combination of which is unique:

1.
Data Aggregation: We source and integrate a multitude of industry data inputs to ensure the most complete and accurate information, processed in a way that supports specific operational and business requirements.

2.
Automation: Decision makers have too many variables to consider, on too many screens. We are consolidating information into actionable guidance that removes the need for complex, time-consuming manual calculations.

3.
Predictive Accuracy: Our technology uses the power of vast amounts of historical data, machine learning, and a comprehensive view of the real-time environment to generate uniquely accurate, reliable, and relevant forecasting information.

4.
Networked Collaboration and Platform: Our collaborative solutions simplify and automate the information exchange among the key stakeholders that is at the heart of aviation collaboration, enabling coordinated action to jointly solve problems that could not otherwise be addressed by any one participant on their own.

PASSUR’s Strategic Objectives

1.
Increase customer cash flow and operational performance, specifically through Asset Utilization, On Time Performance, Block Optimization, Reduced Cancellations, and Disruption Management, while growing PASSUR’s revenue in core commercial markets.

2.	Organize global airlines, airports, and Air Navigation Service Providers (ANSPs) onto the PASSUR Platform, whereby greater value is realized by all as more organizations join the customer network.

3.
Organize the world’s flight and operations information needed to continue to enhance the PASSUR operational Platform. In 2018, significant new capabilities were added. Additional capabilities will be integrated into this database as more international customers join the PASSUR network.

4.	Develop strategic relationships with major companies to broaden the reach of PASSUR products in the worldwide commercial and government marketplace.

5.
Further expand the reach of PASSUR’s innovative collaborative information sharing platform, which brings together local, regional, national and international aviation stakeholders in real time to manage complex, expensive and disruptive events.

PASSUR Core Capabilities

PASSUR Integrated Traffic Management Platform

PASSUR Integrated Traffic Management (“PITM”) is, in the Company’s opinion, the industry’s first fully integrated air traffic optimization suite. PITM is a metrics-focused, Key Performance Indicator driven solution platform allowing the customer to first view the most critical information for its operation, and then, as necessary, enabling the user to drill down for better visualization and analysis.

PITM helps airlines complete their mission, on time, by focusing on the major operational constraints such as diversions, arrival and departure flow congestion, and airport surface congestion – as well as major irregular operations like disruptive weather, construction closures, large public events, and emergency incidents. The platform connects multiple aviation stakeholders and missions onto one platform, providing a collaborative environment within and between organizations, to address decisions that can only be solved through the real-time exchange of information on a common operating platform. PITM is also a platform enabling PASSUR’s partner companies to provide solutions which augment PASSUR capabilities to PASSUR’s customers.

Aviation Intelligence Center of Excellence to Support Big Data

The Company’s Aviation Intelligence Center of Excellence (“CoE”) is a team of subject matter experts with extensive experience in airline, airport and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

These subject matter experts from the CoE understand the National Airspace System (“NAS”) and are able to translate these internal requirements and external conditions into information solutions that target specific, measurable problems with defined operational and financial performance metrics. These experts are complemented by a technical team of software engineers, human-computer interface designers, data scientists, radar engineers, database architects, physicists, and statisticians who have years of expertise in managing complex surveillance networks (hardware and software), as well as interpreting and converting complex, live aviation data feeds into robust decision support software solutions.

Integrated Surveillance Network and Integrated Aviation Database

The Company operates what it believes to be the largest and most extensive private commercial aircraft, airport, and airspace passive surveillance networks in the world. The PASSUR Network integrates additional key surveillance sources, to include Automatic Dependent Surveillance-Broadcast (“ADS-B”), ASDE-X, Mode S, En Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources. PASSUR also integrates extensive amounts of data from its customer’s systems, such as airline internal flight operations data, and Airport Operational Databases.

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

Predictive Analytics

PASSUR decision support solutions are supported by predictive analytics algorithms, which use extensive historical data mining and pattern recognition, along with real-time surveillance data, to predict specific and detailed operating conditions. PASSUR predictive analytics are built on several core capabilities:

•
Real-time surveillance from the PASSUR Network gives the necessary breadth and granularity of data to support detailed scenario building and pattern recognition. This includes “fast-time simulation” of the airport surface and terminal area operation, applying the necessary decisions and constraints that controllers will have to apply in managing the traffic, as well as addressing the highly nonlinear and non-stationary nature of the airport operating environment.

•
Detailed, granular data acquired by the PASSUR Network, supplemented by many other data sources collected within the integrated aviation database, is stored and correlated, providing the large sample sizes required to accurately model future performance based on past performance under similar or identical conditions.

•
PASSUR is recognized by airlines as having the best flight predicted arrival time Estimated Time of Arrival (“ETA”) in the industry. More than ten independent airline studies have demonstrated the PASSUR predicted arrival time to be more accurate than any other source, including the airlines’ own internally-generated ETAs. The Company believes that this greater accuracy translates directly into significant operational and financial benefits in areas such as completing connections (passengers and bags), reduced fuel consumption, more efficient staffing plans, and greater on-time schedule completion.

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

Collaborative Capabilities and Industrial Networks

Many PASSUR solutions include a collaborative layer which allows for instant information sharing and coordination of effort to a wide range of users in the aviation community. These include industrial networking capabilities, which leverage new technologies for business uses in the aviation sector, such as PASSUR’s Airport Information Network, a single North American-wide site for real time airport conditions, diversion management, and delay mitigation used by hundreds of aviation professionals. Other PASSUR collaborative capabilities include pre-departure sequencing and/or metering, arrival sequencing, and tarmac delay management.

PASSUR Business Intelligence (BI)

PASSUR continues to invest in the data aggregation, mining, and visualization tools to support the industry’s growing need for data-driven performance measurement and efficiency gains. PASSUR’s BI platform, supported by our Center of Excellence subject matter experts, helps aviation organizations and professionals identify the most important problems to target, where to invest resources for the greatest gains, and create “before” and “after” profiles to measure their return on investment.

Products and Services

The Company offers targeted solutions to help airlines complete missions on time:

Category	PASSUR solutions description	Key growth drivers

Traffic Flow Management
☐ Web dashboard that gives airlines, airports, and Air Navigation Service Providers, (“ANSPs”) the ability to analyze and act on airspace conditions predictively and in real-time. Helps to ensure the optimal flow of traffic in/out of airports in order to preserve schedule completion and reduce costs.
☐ Provides predictive analytics, alerts, and instant analysis and performance summaries to balance demand and capacity, and forecast disruptions.
☐     Drone Air Traffic Integration is a service designed to help commercial drone operators become more informed, effective, and collaborative members of the NAS by integrating them into PASSUR’s aviation intelligence platform, currently used by the main NAS stakeholders (airlines, airports, business aviation, and the Federal Aviation Administration (“FAA”).
☐ Primary customers: airlines, airports, government, and potentially large drone operators.

☐ Enhances airspace throughput and capacity.
☐ Reduces impact of Traffic Management Initiatives (“TMI”), such as eliminating the need for ground delays or ground stops.
☐ TMI costs can exceed $160 million annually for just one airline at larger airports.
☐      Assist drone operators seamlessly integrate into the NAS.

Diversion Management
☐ Web dashboard that provides advanced analytics to alert dispatchers, ATC coordinators, and pilots to divert early, not divert, or select the least-congested alternate airport for fastest recovery. Now also includes a version to manage large scale diversion events regionally with all main stakeholders.
☐ Allows airlines to decrease the number of diversions they experience and optimize ones that are unavoidable, improving their profitability, passenger scores, and environmental footprint. Allows airports to be prepared for diversions, delays, and cancellations.
☐ Primary customers: airlines, airports, and government.

☐    Reduces the number and cost of unnecessary diversions.
☐    Ensures aircraft divert to airports that can enable a faster return to original destination airport.
☐ Diversions cost U.S. domestic airlines more than $400 million annually in direct costs, disrupting more than 1.6 million passengers.

Flight Predictability (ETAs and ETDs)
☐ PASSUR XETA data feed optimizes all existing airline and airport processes and systems that depend on knowing when an airplane is going to arrive, without requiring expensive or disruptive internal changes. Predictive flight arrival and departure times built on multiple sources, including PASSUR’s live and historical surveillance of the airspace.  In addition to being a direct solution, XETA also powers several other PASSUR predictive flow management solutions
☐     Provides accurate gate-to-gate ETA and Estimated Time of Departure (“ETD”).
☐     Primary customers: airlines and airports.

☐     Benefits include completing connections (passengers, bags, and crew), reduced fuel consumption, more efficient staffing plans, greater on-time schedule completion, reduced gate holds, and helping airlines meet stricter “crew rest” regulations.
☐    Enables better overall planning and scheduling to maximize revenue opportunities.

Surface Management
☐     PASSUR Surface Management helps to reduce extended tarmac delays and taxi-in/taxi-out times, prioritize high-value flights, and facilitate an efficient turn management process (transition of an aircraft from arrival to departure).
☐ A suite of capabilities that combine air and ground surveillance data, visual tracking of aircraft in the airspace and on the airport surface, decision-support software, and key performance indicator dashboards.
☐ PASSUR’s surface surveillance sensors allow airlines and airports to visualize parts of the airport otherwise not tracked and monitored.
☐      Primary customers: airlines, airports, and government.

☐     Improves the efficiency of arrivals and departures, preserves schedule integrity, prioritizes high value flights, and reduces surface delays and fuel burn.
☐     Reduces the possibility of tarmac delay fines, which can exceed $3 million per event.

Turn Time Management
☐     Optimizes the transition of an aircraft from arrival to departure to ensure an on-time departure, schedule completion, and maximum asset utilization.
☐     Minimizes the time required for a plane to unload from one flight and reload for the next flight by monitoring and proactively alerting to bottlenecks at each phase of the aircraft’s cycle through arrival to departure, allowing flight and passenger handling resources to be adjusted to ensure an on-time process.
☐     Primary customers: airlines and airports
☐ Minimizes the frequency, duration, and downstream effects of delays. ☐ Ensures on-time schedule completion.

Connectivity and Collaboration
☐    Allows airlines, airports and ANSPs to communicate and coordinate to ensure that time-sensitive, critical information is shared to help manage complex, expensive events that are best addressed when decisions are made on a common operating platform with full visibility into the behavior and intent of all key parties.
☐    Addresses one of the key missing pieces in connectivity and collaboration: the two-way flow of accurate, timely, and complete information between airport operators, airlines, and other key stakeholders.
☐     Primary customer: airports (with airlines as key influencer).

☐ Reduced tarmac delay fines and incidents.
☐ Operational metrics directly affected by the lack of timely updates, including secondary/repeat deicing, delays, cancellations, and diversions.
☐ Large-scale regional disruptions, which are increasingly costly financially and reputationally to both airlines and airports.

Aviation Fees and Charges
☐     Reduces airlines’ operating costs at the airport, and ensures all airlines pay the correct amount.
☐    Provides unique data independence, accuracy, and reliability – combined with proven reporting, audit, and billing services – to give airports and airlines the assurance that all billable weight is being captured, that the cost of the airfield is being distributed fairly and equitably, and that the process is transparent, automated, and standardized.
☐     Primary customer: airports (with airlines as key influencer).

☐ For airports, the program provides faster revenue capture, fiduciary accountability, revenue predictability, and more efficient and fair service to airline stakeholders.
☐ For airlines, the program ensures that they pay only their fair share. In addition, their fees could go down after the airport begins collecting all fees owed, and the time and effort required to manage their fees is reduced.
☐ PASSUR Landing Fee Management solution manages over $1billion in aviation fees annually.

The Company believes its products, solutions, and services help its aviation customers generate significant returns by:

(1)	improving financial performance and cutting costs;

(2)	improving operational efficiency and effectiveness;

(3)	increasing safety and security; and

(4)	improving the passenger experience.

The Company currently owns 24 issued patents and has an additional 13 patent applications pending with the United States Patent Office. The issued patents expire in various years through 2033.

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

•
Current rate of projected traffic growth outpacing aviation infrastructure capacity. There is a dynamic and fast-growing market environment where the projected increase in airline flights over the next 10 years is expected to outpace the current infrastructure’s ability to meet the needs of the airline operators. Over time, airlines cannot rely on low-priced fuel and ancillary fees to grow their top line – they will need growth in capacity of the NAS to accommodate the expected growth in demand for air travel. PASSUR’s solutions help the aviation industry maximize the capacity of the existing infrastructure. PASSUR has a business model and platform that can be easily scaled to handle new opportunities and is continually identifying new ways to capitalize on and scale these existing capabilities.

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

•
Growth in International Hub “MegaAirports.” A number of airports worldwide are positioning themselves to become global transfer hubs (examples include Toronto, Dubai, Istanbul, Mexico City, Panama, Bogota, Amsterdam Schiphol, and Frankfurt), and as a result are much more sensitive to traffic management constraints and disruptions and in search of solutions. This adds a new level of demand for PASSUR’s traffic management solutions, including our newest regional disruption management tools.

Government Policy

•
Emphasis on infrastructure spending. The most recent U.S. election has resulted in an administration committed to large-scale infrastructure projects, which could include technologies, like PASSUR’s, designed to increase efficiencies to ensure that public investments in existing and new infrastructure are efficient and cost-effective.

•
Large government contracts combining both safety and efficiency capabilities. Today, there is a demand for a combination of safety-based Air Traffic Management (“ATM”) and efficiency-based ATM. Many of the requested efficiency capabilities are derived from airline and airport customers’ needs.

•
Government contracts require proven commercial viability for public programs. Increasingly, government request for proposals for large-scale aviation systems and technologies require a proven track record of precursor models from the commercial sector, in order to shorten development time and ensure the broadest level of adoption by all stakeholders. Many companies regard PASSUR’s substantial commercial market share as a means to increase the probability of winning NextGen and government contracts through the combination of PASSUR’s commercial ATM (efficiency) with a partner’s government ATM (safety) capabilities. PASSUR has been recognized as the commercial leader in aviation efficiency solutions.

•
Lower tolerance for severe disruptions. Public policy in the form of expensive fines levied on airlines reflects this change of attitude. Consumers want better information relating to aviation, and fewer delays.

•
Limiting carbon emissions becoming a greater focus. Airlines are increasingly sensitive to the industry’s carbon footprint. Several of the PASSUR solutions impact both fuel savings as well as reductions in carbon emissions.

The Connected Airplane and Internet of Things (“IoT”)

•
The Connected Airplane and the IoT are expected to grow in the coming years. PASSUR’s existing aviation intelligence platform and solutions can integrate the vast array of data being generated from satellites, and sensors on airplanes. This platform can extract the most important data and integrate that data into a user-friendly solutions package for the user's critical real-time decisions.

Collaborative Decision Making

•
Airlines, airports, government, and other aviation stakeholders are requesting a collaborative decision-making platform. Large airlines need collaborative decision tools including common operating platforms, enabling instant coordination between system operations departments, hubs, and regional operators, and between airlines, airports, and ANSPs to solve complex operational procedures. Common use systems will incorporate airport-centric as well as airline-centric solutions. Airports are increasingly being tasked with providing more multi-airline operational services, previously provided by each airline. When airports provide collective services, redundancy and costs can be reduced. PASSUR has been asked by airlines, airports and ANSPs to help fulfill this need.

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

·
PASSUR’s entire network has used ADS-B for some time and PASSUR is looking forward to capitalizing on the increasing availability of ADS-B data. ADS-B will eventually become a ubiquitous form of aircraft surveillance.

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

Distribution Method

The Company’s direct sales force sells its products, as do authorized distributors or integrators who sell PASSUR’s products as part of their total solution, e.g. for live flight status updates or fee collection.

Competition

PASSUR has developed a full suite of capabilities to reduce inefficiencies and improve performance across the markets it serves. There is no other company, to PASSUR’s knowledge, which offers all of these capabilities. There are, however, other forms of flight tracking, surveillance, and aviation business intelligence products. Depending on the end use of the Company’s products, primary competitors include Sabre, Saab-Sensis, The Weather Company/IBM, Harris Corporation, Amadeus, Thales, IDS, Metron, and NATS. Most of these companies have larger sales forces and greater financial resources than the Company.

Source of Materials

The Company obtains its components from distributors and manufacturers throughout the United States. The Company has multiple sources from which to obtain a majority of its components.

Dependence on Certain Customers

Three customers accounted for 53%, or $7,798,000, of total revenues in fiscal year 2018. One customer accounted for 23%, or $3,344,000, a second customer accounted for 20%, or $2,995,000, and a third customer accounted for 10%, or $1,459,000 of total revenues in fiscal year 2018. Three customers accounted for 52%, or $7,165,000, of total revenues in fiscal year 2017. One customer accounted for 22%, or $2,988,000, a second customer accounted for 19%, or $2,637,000, and a third customer accounted for 11%, or $1,540,000 of total revenues in fiscal year 2017. As of October 31, 2018, the Company had two customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 33%, or $446,000 and a second customer accounted for 21%, or $278,000. As of October 31, 2017, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 21%, or $309,000, and a second customer accounted for 16%, or $242,000 and a third customer accounted for 15%, or $218,000. There is one customer with a significant past due accounts receivable balance, which is not one of the major customers described above, which the Company has fully reserved as of the fiscal year ended October 31, 2018.

Environmental Costs

The Company is not aware of any environmental issues that would have a material adverse effect on future capital expenditures or current and future business operations.

Employees

The Company employed 56 employees, of which 50 were full-time, including four officers, as of October 31, 2018. None of its employees is subject to any collective bargaining agreements.

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

Item 1A.  Risk Factors

The Company’s success is dependent on the aviation industry. If the Company does not execute its business plan, or if the market for its services fails to develop due to economic or other factors affecting the aviation industry, the Company’s results of operations and financial results could be adversely affected.

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

The aviation industry is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company’s current revenues are derived from airports, airlines, or related businesses, continued increased regulations of the aviation industry, or a continued downturn in the aviation industry’s economic situation, could have a material adverse effect on the Company.

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

Accordingly, quarter-to-quarter comparisons of the Company’s results of operations should not be relied upon as an indication of performance.

The Company may be unable to raise additional funds to meet operating capital requirements in the future.

Fiscal year 2018 was the second year since fiscal year 2005 in which the Company did not generate positive income from operations. While the Company’s goal is returning to positive income from operations in fiscal year 2019, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.  The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 29, 2020.

In recent years, the Company generated sufficient cash to meet its capital requirements. However, in fiscal year 2018 the Company borrowed $2,250,000. In future years, the Company may need to raise additional funds in order to support discretionary expenditures and execute its business plan. These funds, in some cases, may be beyond the scope of the Company’s normal operating requirements. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by: (1) terminating or eliminating certain operating activities; (2) terminating personnel; (3) eliminating marketing activities; and/or (4) eliminating research and development programs. If any of the aforementioned occurs, the Company’s ability to expand could become adversely affected.

The Company incurred losses for the second time in the previous thirteen fiscal years.

The Company had been profitable from fiscal year 2006 through fiscal year 2016. However, for the past two fiscal years, the Company has recorded net losses. For the fiscal year ended October 31, 2018, the Company had a loss before taxes of $5,480,000. The Company’s ability to return to profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, and control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements. The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 29, 2020.

The Company may not be able to sustain or increase its profits on a quarterly or annual basis in the future. Also, should the Company’s investment in capitalized software development costs become impaired, there would be a negative impact on the Company’s profitability.

A limited number of customer contracts accounts for a high percentage of the Company’s revenues, and the inability to replace a key customer contract could adversely affect its results of operations, business, and financial condition.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company’s top five customers accounted for 60% of its revenue in fiscal year 2018. The Company’s business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers.

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

AT&T hosts and maintains the Company’s network infrastructure through an existing frame-relay and Multiprotocol Label Switching (“MPLS”) network and the Company’s wireless network is hosted and maintained by Sprint. If AT&T or Sprint experiences system failures, or fails to adequately maintain the frame-relay, MPLS, and wireless networks, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company’s network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks, or other problems caused by third parties, could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

Security breaches could expose the Company to liability and damage its reputation and business.

The Company processes, stores, and transmits large amounts of data and it is critical to its business strategy that its facilities and infrastructure, including those provided by customers and vendors, remain secure and are perceived by the marketplace to be secure. The Company’s infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems. Any physical or electronic break-in or other security breach or compromise of the information handled by the Company or its service providers may jeopardize the security or integrity of information in the Company’s computer systems and networks or those of its customers and cause significant interruptions and/or errors in the Company’s products and solutions.

The systems and processes that the Company has developed that are designed to protect customer information and prevent data loss and other security breaches cannot provide absolute security. In addition, the Company may not successfully implement remediation plans to address all potential exposures. It is possible that the Company may have to expend additional financial and other resources to address such problems. Failure to prevent or mitigate data loss or other security breaches could expose the Company or its customers to a risk of loss or misuse of such information, cause customers to lose confidence in the Company’s data protection measures, damage the Company’s reputation, adversely affect the Company’s operating results or result in litigation or potential liability for the Company. While the Company maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all of its losses.

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

The Company currently owns twenty-four issued patents and has an additional thirteen patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2033. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company evaluate and report on its system of internal controls and, if and when the Company is no longer a “smaller reporting company,” will require that the Company have such system of internal controls audited. If the Company fails to maintain the adequacy of its internal controls, the Company could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm the Company’s business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations, which could have a negative effect on the trading price of the Company’s securities.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s headquarters are located at One Landmark Square, Suite 1900, Stamford, Connecticut. Effective June 26, 2009, the Company entered into a five-year lease for 4,000 square feet of office space. This lease was modified during fiscal year 2010, extending the term of the original lease through January 31, 2018, and adding 1,300 square feet of office space for a total of 5,300 square feet. On November 20, 2017, the Company modified this lease agreement, extending the term to June 30, 2023, at an average annual rental rate of $220,000.

The Company's hardware and software development and manufacturing facility is located in a one-story, 36,000 square foot building at 35 Orville Drive, Bohemia, New York. The Company, which renewed the lease through October 31, 2020, leases 12,000 square feet at an average annual rental rate of $139,000.

The Company's primary software development facility is located at 5750 Major Blvd, Suite 530, Orlando, Florida. Effective May 1, 2016, the Company expanded its offices and entered into a five-year lease for 3,445 square feet of office space at an average annual rental rate of $64,000.

The Company has sales offices in Bloomington, Minnesota and in Vienna, Virginia, which are subject to leases through July 31, 2019 and 2021, respectively, at an average rental rate of $16,000 and $83,000, respectively. The Company entered into a new five-year lease in December 2017 for a regional office in Irving, Texas, for 2,030 square feet of office space, at an average annual rental rate of $60,000.

The Company believes these rates are competitive and are at or below market rates. The Company’s headquarters and software development and manufacturing facilities are suitable for its requirements.

Item 3.  Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company or its Subsidiary is a party or to which any of its properties are subject.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

None.

(a)  Market Information

The Company's Common Stock, par value $0.01 per share (the “Common Stock”), is currently quoted on the OTC Pink market under the symbol “PSSR”.

The following table sets forth the reported high and low sales prices for the Company’s common stock for each quarterly period during the Company's last two fiscal years, as reported by the OTC Pink market:

Period	Prices*

Fiscal year ended October 31, 2018	High	Low

First quarter	$3.00	$2.31
Second quarter	$2.50	$1.70
Third quarter	$2.20	$1.60
Fourth quarter	$1.70	$1.40

Fiscal year ended October 31, 2017

First quarter	$4.00	$2.75
Second quarter	$5.50	$3.75
Third quarter	$4.41	$2.90
Fourth quarter	$3.05	$2.40

* The quotations represent prices on the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commission. Further, the quotations do not necessarily represent actual transactions.

(b)  Holders

The number of registered equity security holders of record as of December 31, 2018 was 158, as shown in the records of the Company’s transfer agent.

(c)  Dividends

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities authorized for issuance under the Company’s equity compensation plans as of October 31, 2018, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants, and rights (a)	Weighted average exercise price of outstanding stock options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,522,000	$3.47	1,478,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,522,000	$3.47	1,478,000

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

Overview

The Company provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. To enable this unique offering, PASSUR® owns and operates the largest commercial passive radar network in the world that updates flight tracks every 1 to 4.6 seconds, powering a proprietary database that is accessible in real-time and delivers timely, accurate information and solutions via PASSUR’s industry-leading algorithms and business logic included in its products.

PASSUR’s information solutions are used by the five largest North American airlines, more than 60 airport customers, including at the top 30 North American airports, over a hundred business aviation customers, as well as the U.S. government.

Our core business addresses some of aviation industry’s most intractable and costly challenges, including, but not limited to, underutilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several independent studies have estimated the annual direct costs of such inefficiencies to airlines in the United States at over $8 billion annually, and worldwide direct cost at over $30 billion annually.

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

The Company’s major achievements during fiscal year 2018 are summarized below:

1.  Continued expansion into international markets: Contract with a Major European Airline for On-Time Performance (OTP) and Capacity Enhancement program

This major airline contracted with PASSUR in FY2018 to improve its OTP/Punctuality performance, and expand the capacity of the primary hub, to meet the growing market demand for its services.

The PASSUR program includes analysis of multiple areas of the airline’s commercial and operational structure and practices, as well coordination and collaboration with key stakeholders including the Air Navigation Service Provider (ANSP) and the airport operator. PASSUR provided:

•	Airline operations performance analysis
•	Air traffic management concepts of operation and best practices
•	Airport collaborative decision making (A-CDM)
•	Airport and airspace simulation and modeling
•	Operational base-lining and outcomes measurement

2.  Expanded US and international deployments of PASSURs Disruption Management Platform which is designed to reduce costly delays and cancellations, and accelerate recovery to normal operations.

PASSUR Regional Diversion Manager™ (RDM) is a major component of the Disruption Management Platform.  It is a coordination and information exchange module that aggregates data, status, and operational intent from all key stakeholders – including airport operators, airlines, Air Navigation Service Providers (e.g., FAA), Customs and Border Patrol (CBP), and other relevant parties.

The inaugural user of RDM was Dallas Fort Worth International Airport (DFW).  The PASSUR team deployed this innovative new module for DFW and more than 20 regional airports and all airlines serving DFW and region, in time for the summer 2018 convective weather season. Under the stewardship of DFW airport, RDM is designed to address the delays, cancellations and slow recoveries from large-scale disruptions that are often caused by too many diversions overwhelming too few airports, by allowing operational decision makers to better distribute diversions to available regional airport capacity.

A major international airport also signed a contract for RDM in August 2018, and the initial deployment to the regional steering group of airlines, airports, and the ANSP was executed in October 2018. Full deployment is expected in March 2019.
3.  Broader deployment of PASSUR Flight Trajectory Prediction solution: Designed to improve On Time and Schedule (Block) performance for US airlines:

Expanded PASSUR’s Flight Predictability Program across the entire network of a top 3 US airline. With this expansion, more than 50% of all daily airline departures in the US are actively managed using PASSUR’s Flight Predictability program.

4.  Full Deployment of Surface Management program at Fort Lauderdale - Hollywood International Airport: Increase traffic flows and capacity, and reduce delays and congestion, at one of the nation’s fastest growing commercial airports.

Full deployment to all terminals and stakeholders of PASSUR’s expanded surface flow management solution. This integrated solution is an important step toward Airport Collaborative Decision Making (A- CDM) in North America, which enables all key stakeholders to collaborate and coordinate on a common operating platform to prioritize high-value flights, reduce the number of aircraft waiting to take off, and sequence arrivals and departures to and from gate assignments.

The Company’s business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S. government. The Company’s goal is to help solve problems faced by its customers based on the following product development objectives:

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

3)	Continue extending the reach of the PASSUR Network, which provides the proprietary backbone for many of the Company’s solutions; and

4)
Continue developing the Company’s professional service capabilities, in order to ensure that its solutions can be fully implemented in its customers’ work environments, with minimal demand on customers’ internal resources.

PASSUR Network

The Company shipped one Company-owned PASSUR System and installed 7 Company owned Surface Multilateration (“SMLAT”) Network Systems during fiscal year 2018 (installations include systems shipped in the current and previous fiscal year). The shipped and installed PASSUR and SMLAT Systems are capitalized as part of the Company-owned PASSUR Network. The Company will continue to expand the PASSUR Network by shipping and installing additional PASSUR and SMLAT Systems throughout fiscal year 2019 and beyond.  The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were over 180 Company-owned PASSUR Systems located at airports worldwide at the end of fiscal year 2018. Back up PASSUR Systems have been installed at major customer locations.

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

In fiscal year 2018, total revenues increased $946,000, or 7%, to $14,818,000, as compared with $13,871,000 in fiscal year 2017. The increase in total revenues was primarily due (i) an increase in subscription revenue of $217,000 or 2% and (ii) an increase in our consulting revenue of $733,000 to $893,000, as compared with fiscal year 2017.

The increase in subscription revenue of $217,000 is primarily due to (i) new contracts closed during fiscal year 2018, and (ii) net incremental revenue recognized during the periods in fiscal 2018 related to new contracts closed during fiscal year 2017. These increases were offset by expired contracts during fiscal year 2018, respectively.
The increase in consulting revenue of $733,000 to $893,000 for the year ended October 31, 2018 as compared to $160,000 for the same period in 2017 is due to the completion of three one-time consulting assignments.
The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers’ needs, all of which are easily delivered through web-based applications or as stand-alone professional services.
Cost of Revenues
Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the PASSUR Network, which includes the production, shipment, and installation of these assets (currently largely installed by unaffiliated outside contractors), which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects; and (3) data center projects, (all referred to  as “Capitalized Assets”). The labor and fringe benefit costs of Company employees involved in creating Capitalized Assets are capitalized, rather than expensed, and amortized, usually over five or seven years, as determined by their projected useful life. The Company does not break down its costs by product.

Cost of revenues increased $4,031,000, or 62%, to $10,481,000 for the year ended October 31, 2018, as compared with $6,450,000 in fiscal year 2017. During fiscal year 2018, cost of revenues increases were significantly impacted by the increases in reserves for PASSUR Network parts and supplies, impairment charges and write-off  during fiscal year 2018, of the carrying amounts of certain assets totaling approximately $1,700,000, which was comprised of (i) an increase in the PASSUR Network parts and supplies reserve of approximately $230,000; (ii) an impairment charge and write-off of certain PASSUR Network assets of approximately $510,000, which assets were determined to no longer be likely to generate future revenue as a result of a change in a customer’s requirements at a specific location; and (iii) an impairment charge and write-off of certain capitalized software products of approximately $960,000, which the Company determined it would no longer market for subscription sales as currently developed.

Additionally, contributing to the increases in cost of revenues during fiscal year 2018, as compared with fiscal year 2017 were (i) an increase in total personnel related costs of approximately $892,000, which further enhanced our ability to provide our software portfolio offerings globally; (ii) an increase in amortization expense associated with our capitalized software projects of approximately $561,000; (iii) a decrease in capitalized costs, net of contractor installation costs, associated with the PASSUR Network of $285,000 and (iv) a decrease in capitalized cost associated with software development costs of $524,000. When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed and amortized over 7 years for PASSUR or 5 years for SMLAT systems.  The remaining increases were due to the net increase in data and license fees and other accounts within cost of revenues.

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

Costs of revenues was 71% of revenue in fiscal year 2018 and 46% in fiscal year 2017.

Research and Development

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software, and information products.

Research and development expenses decreased $189,000, or 24%, to $594,000 for fiscal year 2018, as compared to $783,000 for fiscal year 2017.  The decrease in research and development was primarily attributable to a reduction in personnel related costs allocated to research and development from cost of revenues and selling, general and administrative expenses as compared to prior year.

The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2018 and 2017. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $867,000, or 11%, to $8,888,000 for the year ended October 31, 2018, as compared to $8,021,000 in the same period in 2017. The increase is primarily due to an increase in personnel related costs associated with sales and marketing of approximately $305,000 and in general and administrative personnel related costs of $308,000. These increases in personnel costs are primarily due to the Company’s increased investments as part of its recently commenced international operations and to achieve its revenue growth objectives.

Also contributing to the increases in selling, general, and administrative expenses for fiscal year 2018, as compared with the fiscal year 2017 were (i) an increase in costs associated with rents for new office locations of approximately $121,000; (ii) an increase in professional fees and consulting costs of approximately $250,000 and (iii) an increase in stock-based compensation expense of approximately $74,000. The increases in costs for fiscal year 2018, were partially reduced (i) because there was no increase in the provision for bad debts, as compared with approximately $172,000 in fiscal year 2017 and (ii) due to net decreases in miscellaneous other accounts within selling, general and administrative expenses.

Loss from Operations

Loss from operations increased $3,762,000 for the year ended October 31, 2018, as compared to the same period in 2017. The increase in the loss from operations for fiscal year 2018, was primarily due to an increase in operating expenses of $4,708,000 or 31%, which included approximately $230,000, $510,000 and $960,000 of costs, totaling $1,700,000, associated with the previously described increase in the PASSUR Network parts and supplies reserve, impairment charges and write-off of carrying amounts related to certain PASSUR Network systems and capitalized software development costs. These increases in expenses were partly offset by an increase in revenues of $946,000 or 7%. The Company did not have any increases in inventory reserves, impairment charges or write-offs during fiscal year 2017.

Overall, excluding the increase in our reserves, impairment charges, and write-offs of the carrying amounts of certain assets discussed above, the increase in operating expenses was primarily due to hiring of new development, sales and marketing, and management professionals needed to achieve our revenue growth objectives.

Interest Expense – Related Party

Interest expense – related party increased $165,000, or 97%, for the year ended October 31, 2018, as compared to the same period in 2017, due to the higher principle balance on the note for fiscal year 2018, as compared to fiscal year 2017.

Loss before Income Taxes

Loss before taxes increased $3,921,000, or 252%, to a loss before income taxes of $5,480,000 for the year ended October 31, 2018, as compared to loss before income taxes of $1,559,000 for the fiscal year 2017.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company’s best estimate of current and future taxes to be paid.  The Company’s provision for income taxes in each fiscal year consists of federal and state taxes.

For the fiscal year ended October 31, 2018, the Company recorded an income tax provision of $5,000 on a pre-tax loss of $5,480,000 resulting in a (0.1%) effective tax rate.  The effective rate differs from the U.S. federal statutory rate of 23.2% primarily related to pre-tax losses for which no tax benefit has been provided as the Company concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the fiscal year ended October 31, 2017, the Company recorded an income tax provision of $1,962,000 on a pre-tax loss of $1,559,000 resulting in a (125.8%) effective tax rate.  The effective rate differs from the U.S. federal statutory rate of 35% primarily as a result of an increase in the Company’s valuation allowance as the Company concluded that its deferred tax assets were no longer realizable on a more-likely-than-not basis.

Net Loss

The Company had a net loss of $5,484,000, or $0.71 per diluted share, for the year ended October 31, 2018, as compared to net loss of $3,520,000, or $0.46 per diluted share, for the fiscal year 2017.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

Liquidity and Capital Resources

The Company’s current liabilities exceeded current assets, excluding deferred revenue by $693,000 as of October 31, 2018. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $6,050,000 at October 31, 2018, with a maturity of November 1, 2019. The Company’s stockholders’ equity was $3,614,000 at October 31, 2018. The Company had a net loss of $5,484,000 for the year ended October 31, 2018.

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28,  2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the “Existing Gilbert Note”). The maturity date of the Existing Gilbert Note was due on November 1, 2019, and the total amount of principal and first quarter of fiscal year 2019 interest due and owing as of January 28, 2019, was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $6,960,000 (the “Fifth Replacement Note”) in exchange for the Existing Gilbert Note and the Company agreed to pay the first quarter of fiscal year 2019 accrued interest under the Existing Gilbert Note as of January 28, 2019, in an amount equal to $162,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fifth Replacement Note, the maturity date was extended to November 1, 2020, and the annual interest rate remained at 9 3/4%. Interest payments under the Fifth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company’s assets. The Company has paid all interest incurred on the Fourth Replacement Note through October 31, 2018, totaling $336,000.  During fiscal year 2018, Mr. Gilbert loaned the Company an additional $2,250,000, and subsequent to October 31, 2018, Mr. Gilbert loaned the Company an additional $910,000. As of January 28, 2019, the principal amount of the loan outstanding to Mr. Gilbert was $6,960,000

Management is addressing the Company’s working capital deficiency by aggressively marketing the Company’s PASSUR Network Systems information capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that the continued development of its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. However, there are no assurances that such growth will be achieved.

During the year ended October 31, 2018, the Company paid interest to G.S. Beckwith Gilbert of $336,000, representing the entire fiscal year 2018 interest due, thereby meeting the payment requirements of the loan agreement, which stated that all interest was to be paid on or by October 31, 2018

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated January 29, 2019, that if the Company, at any time, is unable to meet its obligations through January 29, 2020, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

Net cash provided by operating activities was $660,000 for the year ended October 31, 2018, and consisted of net loss of $5,484,000, including a loss from impairment charges and a write-off of $1,470,000, a reserve of obsolete and slow moving PASSUR Network parts and supplies of $230,000, depreciation and amortization of $3,562,000 and stock-based compensation expense of $646,000, with the balance consisting of a decrease in accounts receivables and prepaid expenses and other current assets and a decrease in operating liabilities. Net cash used in investing activities was $3,085,000 for the year ended October 31, 2018, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York, and Orlando, Florida data centers. Net cash provided by financing activities was $2,250,000 for year ended October 31, 2018, and consisted of proceeds from note payable – related party. Net cash provided by operating activities decreased by $1,674,000 for the year ended October 31, 2018 as compared to the same period in 2017, primarily due to net loss for fiscal year 2018.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from airlines, airports, and organizations that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Interest by potential customers in the Company’s information and decision support software products obtained from PASSUR Network Systems and other sources and its professional services remains strong. As a result, the Company believes that future revenues will increase on an annualized basis. However, there are no guarantees that such annualized future revenue increases will occur. If revenues do not increase and the Company’s cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company’s ability to optimize its cost structures.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, based upon accounting policies management has implemented. The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions. The Company’s accounting policies that require management to apply significant judgment and estimates include:

Revenue Recognition

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company’s consolidated financial statements, the Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-15, “Revenue Recognition in Financial Statements” (“ASC 605-15”), which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

The Company’s revenues are generated by selling: (1) subscription-based, real-time decision and solution information and (2) professional services.

Revenues generated from subscription agreements are recognized over the term of such executed agreements and/or customer’s receipt of such data or services. In accordance with ASC 605-15, the Company recognizes revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to its hosted servers, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription revenues invoiced for which services have yet to be rendered, in accordance with ASC 605-15. Revenues generated by professional services are recognized when services are provided.

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

Capitalized Software Development Costs

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company’s consolidated financial statements, the Company capitalizes costs related to the development of internal use software in accordance with authoritative guidance issued by the FASB on internal-use software, ASC 350-40, “Internal-Use Software.” The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred.

As of October 31, 2018, and 2017, the Company had $8,142,000 and $8,893,000, respectively, of software development costs, net of amortization. The Company has a formal program to determine when additional functionality of a product is established and assumptions are used that reflect the Company’s best estimates. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Software costs are included in “Capitalized software development costs, net” on the Company’s balance sheet and are depreciated using the straight-line method over their estimated useful life, generally five years.

Impairment of Long-Lived Assets

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company’s consolidated financial statements, the Company follows the provisions of FASB ASC 360-10, “Impairment and Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the revised life.

All of the Company’s capitalized assets are recorded at cost (which may also include salaries incurred during production and/or development) and depreciated and/or amortized over the asset’s estimated useful life for financial statement purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles, and industry standards for similar assets. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments (see “Impairment of Long-Lived Assets” above) are identified and prospective depreciation or impairment expense is adjusted accordingly.

The Company’s long-lived assets, which include the PASSUR Network and Property and equipment, totaled $5,473,000, and accounted for 36% of the Company’s total assets as of October 31, 2018.

At each reporting period, management evaluates the carrying values of the Company’s assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist.  During fiscal year 2018, the Company recorded approximately $230,000, $510,000 and $960,000, a total of $1,700,000, of costs associated with an increase in the provision for obsolete and slow moving PASSUR Network parts and supplies, an impairment charge and write-off of carrying amounts related to certain PASSUR Network systems, and capitalized software development costs, respectively. Please refer to footnotes below for further details.

Depreciation and Amortization

The PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $4,801,000, $8,142,000, and $673,000, respectively, as of October 31, 2018. As of October 31, 2017, the PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $6,004,000, $8,893,000, and $852,000, respectively. In management’s judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

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

Total depreciation and amortization expense was $3,562,000 for the year ended October 31, 2018. This consisted of $1,267,000 of depreciation expense related to the PASSUR Network and Property and equipment and $2,295,000 of amortization expense related to Capitalized software development costs. For the year ended October 31, 2017, total depreciation and amortization expense was $2,968,000. This consisted of $1,234,000 of depreciation expense related to the PASSUR Network and Property and equipment and $1,734,000 of amortization expense related to Capitalized software development costs.

Stock-Based Compensation

As discussed further in Note (9) Stock-Based Compensation to the Company’s consolidated financial statements, the Company accounts for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation, FASB ASC 718, “Compensation-Stock Compensation,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model to compute the estimated fair value of share-based compensation expense. The Black-Scholes valuation model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect the Company’s best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control.  Additionally, the Company accounts for forfeitures when they occur. Stock-based compensation expense was $646,000 and $578,000 for the year ended October 31, 2018 and 2017, respectively, and was primarily included in selling, general, and administrative expenses.

Income Taxes

At October 31, 2018, the Company had available a federal net operating loss carry-forward of $12,815,000 for U.S. federal income tax purposes, which will expire in various tax years from fiscal year 2022 through fiscal year 2038.  The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  Based on the weight of available evidence, the Company believes that its deferred tax assets will not be realized on a more-likely-than-not basis.

The Company follows ASC 740, “Income Taxes,” where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2018, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

Recent Accounting Pronouncements Adopted

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The new guidance on accounting for employee share-based payment awards was designed to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be effective November 1, 2017.  In accordance with the new guidance, the Company has made a policy election to account for forfeitures when they occur.  The Company adopted this guidance during the quarter ended January 31, 2018, using the modified retrospective method, with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

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

Accounting Pronouncements Issued but not yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation: Topic 718” — Scope of Modification Accounting (“ASU 2017-09”), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018 and will be applied prospectively.

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which will be effective for the Company beginning November 1, 2019, and early adoption is permitted. The Company's preliminary analysis indicates that the Company will recognize a liability for remaining lease payments and a right-of-use asset related to the Company's operating lease covering its corporate office facility that expires in June 2023 and other office locations. The Company is in the initial stages of evaluating the effect of the standard on the Company's financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”), to supersede nearly all-existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing  GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which was effective for the Company beginning November 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“Full Retrospective Method”) or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption (“Modified Retrospective Method”). The Company has formed an implementation team and is completing the process of evaluating the impact of the adoption of ASU 2014-09 to its consolidated financial statements, accounting policies and processes. The Company adopted the new standard using the Modified Retrospective Approach. The Company concluded that there will be no changes in how sales commissions will be recorded The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and believes that the impact is not material. The Company believes that the new standard will have an impact the following policies and disclosures:

•	recognizing upfront fees that do not provide the customer with a material right over the contract term rather than over the estimated customer relationship of five years; and,

•	required disclosures including disaggregation of revenues, information about the remaining transaction price and when the Company expects to recognize revenue.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company’s annual financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules.

The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2018.

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

The Company’s management has concluded that, as of October 31, 2018, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrant

(a) Identification of Directors

The following table sets forth the names and ages of the Company’s directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.

Name	Age	Director since	Director Position and Officers with the Company

G.S. Beckwith Gilbert	76	1997	Executive Chairman of the Board, Chairman of the Executive Committee, and Director

James T. Barry	57	2000	President, Chief Executive Officer, and Director

John F. Thomas	59	2018	Vice Chairman of the Board and Director

Brian G. Cook	54	2018	Director

Kurt J. Ekert	48	2009	Chairman of the Compensation Committee and Director

Paul L. Graziani	61	1997	Chairman of the Audit Committee and Director

Richard L. Haver	73	2010	Director

Ronald V. Rose	67	2014	Chairman of the Technology Committee and Director

Michael P. Schumaecker	74	2017	Director

Robert M. Stafford	76	2013	Director

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

Name	Age	Officer since	Officer Position and Officers with the Company

G.S. Beckwith Gilbert	76	1997	Executive Chairman of the Board, Chairman of the Executive Committee, and Director

James T. Barry	57	1998	President, Chief Executive Officer, and Director

Louis J. Petrucelly	44	2016	Chief Financial Officer, Treasurer, and Secretary

Timothy P. Campbell	56	2017	Chief Operating Officer

Each officer is elected to serve at the discretion of the Board of Directors.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationship

None.

(e) Business Experience

The following sets forth the business experience of the Company’s directors and executive officers:

G.S. Beckwith Gilbert
Mr. Gilbert is Executive Chairman of the Board of Directors of the Company, and has served as the Chairman of the Board since his election in 1997. Mr. Gilbert also serves as the Chairman of the Executive Committee.  Mr. Gilbert was appointed Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr. Gilbert is President and Chief Executive Officer of Field Point Capital Management Company, a merchant-banking firm, a position he has held since 1988. Mr. Gilbert is also Chairman Emeritus of the Board of Fellows of Harvard Medical School, a Director of the Yale Cancer Center, and a member of the Council on Foreign Relations. Mr. Gilbert’s current service as Chairman of the Board of the Company and Chairman of the Executive Committee and prior service as Chief Executive Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

John F. Thomas
Mr. Thomas has been Vice Chairman since December 3, 2018. Mr. Thomas has been actively involved in the aviation industry for the past 35 years, both as a senior operating executive as Group Executive at Virgin Australia Airlines and as a strategic advisor to the global industry as Senior Partner and Global Head of the Aviation Practice, L.E.K. Consulting LLC. Mr. Thomas’ advisory work for the major airlines around the world included M&A, alliances, restructuring, ancillary revenues, network and fleet planning, product development, operational improvement, financial planning, and loyalty programs. He was also active with OEMs, Business & General Aviation, FBOs, airports, and ANSPs. He currently manages his jet charter operation out of Boston, sits on the Boards of the largest Business Aviation services and FBO provider in Canada, as well as the terminal operator at Billy Bishop Airport in Toronto. He is a regular speaker at industry conferences, and continues to provide advisory services to the broader aviation industry. Mr. Thomas holds an Australian commercial pilot’s license and received a Bachelor of Commerce from the University of New South Wales and a M.B.A. from Macquari University.

Brian G. Cook
Mr. Cook has been a Director of the Company since December 3, 2018. Mr. Cook is currently the Chief Executive Officer and member of the board of directors at CyFIR, a market leading innovative cyber security software platform and services company. Prior to joining CyFIR, he held the position of Vice President and General Manager Travel and Transportation at DXC Technology, where he led the integration of CSC’s and Hewlett Packard Enterprise Services transportation division into a single business unit at DXC, creating one of the world’s largest transportation technology services businesses serving airlines, airports, rail and logistics providers. During his 28 years of executive leadership, he has held a number of positions in the travel industry, including Vice President and General Manager Travel and Transportation at Hewlett Packard, President SITA Airline Solutions North America, Vice President SITA passenger solutions, and Director Information Technology at Star Alliance.

Kurt J. Ekert
Mr. Ekert has been a Director of the Company since September 10, 2009, and became the President and Chief Executive Officer of Carlson Wagonlit Travel (CWT), the world’s leading business travel management company, in 2016. Mr. Ekert has more than twenty years’ experience in global travel, tourism and technology, with leadership and governance positions at Travelport, where he was Executive Vice President and Chief Commercial Officer from 2010 to 2016, eNett, GTA, Orbitz Worldwide, Cendant and Continental Airlines. Mr. Ekert is also a director of the World Travel & Tourism Council, an advisor to Freebird Inc., and serves on the boards of the U.S. Department of Commerce Travel & Tourism Advisory Board and the UNGA Global Partnership to End Violence Against Children.  Mr. Ekert holds a B.S. from the Wharton School at the University of Pennsylvania, an MBA from the University of South Carolina, and saw active duty as a US army officer. Mr. Ekert’s knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in both travel and technology allow him to bring valuable insight and knowledge to the Board.

Paul L. Graziani
Mr. Graziani has been a Director of the Company since 1997 and is the Chairman of the Audit Committee. He currently serves as Chief Executive Officer of Analytical Graphics, Inc. (“AGI”), a leading producer of commercially available analysis and visualization software for the aerospace, defense, and intelligence communities, a position he has held since January 1989. Until March 2009, he also served as AGI’s President. In recent times, Mr. Graziani has been recognized as “CEO of the Year” by the Philadelphia region’s Eastern Technology Council and the Chester County Chamber of Business and Industry; “Entrepreneur of the Year” regional winner by Ernst & Young; and “Businessman of the Year” by the local Great Valley Regional Chamber of Commerce. He sits on the Boards of Directors of the United States Geospatial Intelligence Foundation and Federation of Galaxy Explorers, and is a former member of the board of governors of the Civil Air Patrol. He is an associate fellow of the American Institute of Aeronautics and Astronautics and has formerly served on the advisory board for Penn State Great Valley. After fulfilling his board tenure, he was recently elected to the honorary position of Life Director of The Space Foundation. In 2009 AGI was named a “Top Small Workplace” by the Wall Street Journal and the non-profit organization Winning Workplaces. Mr. Graziani’s knowledge of the Company through his service as a Director of the Company, as well as his experience as CEO of a software company, allow him to bring valuable insight and knowledge to the Board.

Richard L. Haver
Mr. Haver has been a Director of the Company since October 8, 2010. Mr. Haver retired from Northrop Grumman Corporation in December 2010 following 10 years of service with Northrop and the TRW component acquired by Northrop in 2002. His position at Northrop Grumman was Vice President for Intelligence Programs. He earned a B.A. degree in History from Johns Hopkins University in 1967. He served on active duty in the U.S. Navy from 1967 to 1973. In 1973, Mr. Haver became a civilian intelligence analyst in the Anti-Submarine Warfare Systems branch at the Naval Intelligence Support Center. In 1976, he was selected as a department head at the Navy Field Operational Intelligence Office (“NFOIO”), and the next year became the Technical Director of the Naval Ocean Surveillance Information Center. He subsequently held the senior civilian position at NFOIO, serving as Technical Director until assuming the position of Special Assistant to the Director of Naval Intelligence in 1981. He was selected as Deputy Director of Naval Intelligence in June 1985, a position he held until 1989. Mr. Haver was selected by Secretary of Defense Dick Cheney in July 1989 to the position of Assistant to the Secretary of Defense for Intelligence Policy. From 1992 to 1995, he served as the Executive Director for Intelligence Community Affairs. In 1998, he assumed the duties of Chief of Staff of the National Intelligence Council and Deputy to the Assistant Director of Central Intelligence for Analysis and Production. In 1999, Mr. Haver joined TRW as Vice President and Director, Intelligence Programs. He led business development and marketing activities in the intelligence market area for their Systems & Information Technology Group. He also served as liaison to the group's strategic and tactical C3 business units, as well as TRW's Telecommunications and Space & Electronics groups. Mr. Haver was selected by Vice President Cheney to head the Administration's Transition Team for Intelligence and then selected by Secretary of Defense Donald Rumsfeld as the Special Assistant to the Secretary of Defense for Intelligence. He returned to the private sector in 2003. Mr. Haver is now consulting to both government and private industry associated with the national security and intelligence fields, as well as volunteer work, and service on various boards and panels. Mr. Haver’s knowledge of the Company through his service as a Director of the Company, as well as his executive management and business experience in the intelligence field, allow him to bring valuable insight and knowledge to the Board.

Ronald V. Rose
Mr. Rose has been a Director of the Company since December 17, 2014. Mr. Rose now serves as CEO of Value Creation Strategies Holdings, LLC, an investment company focused on value creation through data analytics technologies. Formerly Mr. Rose was the Vice Chairman and CEO, of Decisyon, Inc., a company which accelerates business process improvement through the combination of collaborative business intelligence technologies and IoT analytics. Prior to Decisyon, Mr. Rose served as Senior Vice President of Dell.com at Dell Inc., where he ran a multi-billion dollar B2B business unit. Prior to Dell, Mr. Rose served as Chief Information Officer of Priceline.com for eleven years during which time the company successfully made the transition from a pre-IPO startup to a multi-billion dollar global travel company. Mr. Rose began his career at Delta Air Lines focusing on transaction systems. Mr. Rose holds a Bachelor of Science degree from Tulane University and the University of Aberdeen Scotland. Mr. Rose received a Master’s of Science in Information Technology from the Georgia Institute of Technology. Mr. Rose is a private pilot. Mr. Rose’s experience as CEO of a software company in the data analytics and collaborative decision making technology sector allows him to bring valuable insight and knowledge to the Board.

Michael P. Schumaecker	Mr. Schumaecker was appointed to the Board of Directors in June, 2017. Mr. Schumaecker, is a retired partner of Pillsbury Winthrop Shaw Pittman LLP, an international law firm which focuses on the aviation, technology, energy and natural resources, financial services, real estate and construction, and travel and hospitality sectors. Mr. Schumaecker was a member of the law firm’s Managing Board for over six years and the leader of the law firm’s Finance practice group for over 10 years, a group that included the firm’s Banking, Derivatives, Energy & Infrastructure Projects, Trade Finance and Transportation Finance practices. He has extensive experience in complex cross-border asset-based financings, trade finance, and infrastructure projects, particularly in the aviation and energy industries. Mr. Schumaecker has over 30 years of experience acting as counsel to airlines and lenders in both financial and commercial matters, including aircraft purchases and sales, operating and finance leases, pre-delivery payment financing, receivables financings, airport modernization projects, ticket clearance systems, fleet replacements, joint ventures, debt restructurings and insolvency proceedings. Mr. Schumaecker received a B.A. from Georgetown University and then served as an officer in the U.S. Army. After military service, he earned his J.D. (cum laude) from Brooklyn Law School where he was Editor-in-Chief of the Law Review. He then attended New York University School of Law where he received an LL.M. (corporate law).

Robert M. Stafford
Mr. Stafford has been a Director of the Company since June 12, 2013.  Mr. Stafford is currently the Chairman and CEO of Stafford Capital Management, where he has worked since 1986, and the Managing Partner of Pacific Management Ltd., where he has also worked since 1986.  Mr. Stafford received a bachelor’s degree from Princeton University in 1963 and an MBA from Stanford Graduate School of Business in 1968. Mr. Stafford’s extensive financial experience allows him to bring valuable insight and knowledge to the Board.

James T. Barry
Mr. Barry was named Chief Executive Officer of the Company in February 2003 and President in April 2003. He also serves on the Company’s Executive Committee and Technology Advisory Committee. Since Mr. Barry joined the Company in 1998, he has held the positions of Chief Operating Officer, Chief Financial Officer, Secretary, and Executive Vice President. Mr. Barry has also been a Director of the Company since 2000. Mr. Barry currently serves as Member of Advisory Board, The Society of White House Military Aides. Previously, Mr. Barry was a Senior Vice President of Field Point Capital, Greenwich, CT, from 1998 to 2006. From 1989 to 1998, he was with DIANON Systems, Inc., most recently as Vice President of Marketing and Technology.  Prior to DIANON, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry’s knowledge of the Company through his service as a Director, President, and Chief Executive Officer of the Company allows him to bring valuable insight and knowledge to the Board.

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

Timothy P. Campbell
Mr. Campbell was named Chief Operating Officer in October 2017. Before joining PASSUR, Mr. Campbell was most recently Senior Vice President, Air Operations for American Airlines Group. Mr. Campbell led the effort to combine American’s Integrated Operations Control (IOC) and US Airways Operations Control Center (OCC). The integration work also included flight and inflight teams, crew resources, operations planning and performance engineering functions.  Over his 30 years in the aviation industry, Mr. Campbell has acquired a diverse set of skills and experience, both in the airline and aerospace manufacturing spaces. Before joining American, he was Founder and President of Mountain Vista Consulting, LLC. Prior to founding the company, Mr. Campbell was president of Compass Airlines, a wholly-owned regional airline for Northwest Airlines and later Delta Air Lines.

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

(h) Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Graziani, Chairman of the Company’s Audit Committee, meets the Securities and Exchange Commission’s criteria of an “audit committee financial expert” as set forth in Item 407(d)(5)(ii) of Regulation S-K. Mr. Graziani acquired the attributes necessary to meet such criteria by holding positions that provided relevant experience. Mr. Graziani is  and ”Independent Director”, as defined under applicable NASDAQ Stock Market rules.

(i) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company’s Common Stock and other equity securities with the SEC. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2018, the Company’s directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(j) Board Nominations by Shareholders

There have not been any material changes to the procedures by which the Company’s stockholders may recommend nominees to the Company’s board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 28, 2018, by the Company with the Securities and Exchange Commission in connection with the Company’s 2018 Annual Meeting of Stockholders.

(k) Code of Ethics

The Company hereby incorporates by reference into this Item the information contained under the heading “Code of Ethics” in the Company’s definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2018 (the “2019 Proxy Statement”).

Item 11.  Executive Compensation

The Company hereby incorporates by reference into this Item the information contained under the heading “Executive Compensation” in the 2019 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference into this Item the information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Item 5(d), above.

Item 13.  Certain Relationships and Related Transactions

(a) Transactions with Related Persons

For the year ended October 31, 2018, the Company paid interest to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, of $336,000, representing the entire fiscal year 2018 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2018, Mr. Gilbert loaned the Company an additional $2,250,000 to primarily fund the Company’s near-term investment strategy to enhance the Company’s technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2018, the loan balance totaled $6,050,000. Subsequent to October 31, 2018, Mr. Gilbert loaned the Company an additional $910,000. As of January 28, 2019, the principal amount of the loan outstanding to Mr. Gilbert was $6,960,000.

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28, 2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the “Existing Gilbert Note”). The maturity date of the Existing Gilbert Note was due on November 1, 2019, and the total amount of principal and first quarter of fiscal year 2019 interest due and owing as of January 28, 2019, was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $6,960,000 (the “Fifth Replacement Note”) in exchange for the Existing Gilbert Note and the Company agreed to pay the first quarter of fiscal year 2019 accrued interest under the Existing Gilbert Note as of January 28, 2019, in an amount equal to $162,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fifth Replacement Note, the maturity date was extended to November 1, 2020, and the annual interest rate remained at 9 3/4%. Interest payments under the Fifth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company’s assets. The Company has paid all interest incurred on the Fourth Replacement Note through October 31, 2018, totaling $336,000.

The Company has received a commitment from G.S. Beckwith Gilbert, dated January 29, 2019, that if the Company, at any time, is unable to meet its obligations through January 29, 2020, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

(b) Director Independence
The Board of Directors has determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert and Mr. Barry, are independent directors, as “independence” is defined in accordance with the NASDAQ Stock Market standards.

The Board has also determined that each member of the Company’s Audit Committee is an “Independent Director” as defined under applicable NASDAQ Stock Market rules and pursuant to the Company’s Audit Committee Charter (available at https://www.passur.com/wp-content/uploads/2015/06/Audit-Committee-Charter.pdf).

The Board has also determined that each member of the Company’s Compensation Committee is an “Independent Director” pursuant to applicable NASDAQ Stock Market rules and the Company’s Compensation Committee Charter (available at https://www.passur.com/wp-content/uploads/2016/11/Compensation-Committee-Charter.pdf).

Item 14.  Principal Accounting Fees and Services

The Company hereby incorporates by reference into this Item the information contained under the heading “Principal Accounting Fees and Services” in the 2019 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Index to Exhibits

The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 15(a)(3).

Exhibits

3.1	The Company’s composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

3.1.1	The Company's Amendment No. 1, dated as of April 5, 2017 to the Certificate of Incorporation, dated as of January 24, 1990

3.2	The Company’s By-laws, dated as of May 16, 1988, are incorporated by reference from Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.1	The Company’s Amended 1999 Stock Incentive Plan is incorporated by reference from Exhibit 10.3 of our Report on Form 8-K filed on April 17, 2006.

10.2	Form of Securities Purchase Agreement, dated May 9, 2011 is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.3	Debt Conversion Agreement and Secured Promissory Note, dated May 9, 2011 is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on May 9, 2011.

10.4	Amendment No.1 to Secured Promissory Note, dated September 6, 2011 is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2011.

10.5	Commitment of G.S. Beckwith Gilbert, dated March 6, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2013.

10.6	Commitment of G.S. Beckwith Gilbert, dated June 10, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.7	Commitment of G.S. Beckwith Gilbert, dated September 5, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 13, 2013.

10.8	Commitment of G.S. Beckwith Gilbert, dated January 16, 2014 is incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.9	Commitment of G.S. Beckwith Gilbert, dated March 7, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 13, 2014.

10.10	Commitment of G.S. Beckwith Gilbert, dated June 11, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.11	Debt Extension Agreement, dated June 11, 2014 is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.12	Secured Promissory Note, dated June 11, 2014 is incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.13	Commitment of G.S. Beckwith Gilbert, dated September 9, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 12, 2014.

10.14	Debt Extension Agreement, dated January 6, 2017, is incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K filed on January 10, 2017.

10.15	Secured Promissory Note, dated January 6, 2017, is incorporated by reference from Exhibit 10.15 to our Annual Report on Form 10-K filed on January 10, 2017.

10.16	Debt Extension Agreement, dated as of February 9, 2018, is incorporated by reference from Exhibit 10.16 to our Annual Report on Form 10-K filed on February 13, 2018

10.17	Secure Promissory Note, dated as of February 9, 2018, is incorporated by reference from Exhibit 10.17 to our Annual Report on Form 10-K filed on February 13, 2018.

10.18	Commitment of G.S. Beckwith Gilbert, dated February 12, 2018 is incorporated by reference from Exhibit 10.18 to our Annual Report on Form 10-K filed on February 12, 2018.

10.19	Commitment of G.S. Beckwith Gilbert, dated March 14, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2018.

10.20	Commitment of G.S. Beckwith Gilbert, dated June 13, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2018.

10.21	Commitment of G.S. Beckwith Gilbert, dated September 14, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2018.

10.22*	Debt Extension Agreement, dated as of January 28, 2019, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert.

10.23*	Secure Promissory Note, dated as of January 28, 2019, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender.

10.24*	Commitment of G.S. Beckwith Gilbert, dated January 29, 2019.

21	List of Subsidiaries is incorporated by reference from our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation
____________________
* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: January 29, 2019	By: /s/ James T. Barry
James T. Barry
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: January 29, 2019	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 29, 2019	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

SIGNATURES (continued)

Dated: January 29, 2019	/s/ G.S. Beckwith Gilbert
G.S. Beckwith Gilbert
Executive Chairman of the Board and Director

Dated: January 29, 2019	/s/ John F. Thomas
John F. Thomas
Vice Chairman of the Board and Director

Dated: January 29, 2019	/s/ Brian G. Cook
Brian G. Cook
Director

Dated: January 29, 2019	/s/ Kurt J. Ekert
Kurt J. Ekert
Director

Dated: January 29, 2019	/s/ Paul L. Graziani
Paul L. Graziani
Director

Dated: January 29, 2019	/s/ Richard L. Haver
Richard L. Haver
Director

Dated: January 29, 2019	/s/ Ronald V. Rose
Ronald V. Rose
Director

Dated: January 29, 2019	/s/ Michael P. Schumaecker
Michael P. Schumaecker
Director

Dated: January 29, 2019	/s/ Robert M. Stafford
Robert M. Stafford
Director

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Passur Aerospace, Inc. and Subsidiary
Stamford, CT
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Passur Aerospace, Inc. and Subsidiary (the “Company”) as of October 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

New York, New York
January 29, 2019

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

October 31, 2018 and 2017

	2018	2017

Assets
Current assets:
Cash	$100,856	$275,146
Accounts receivable, net	1,186,664	1,359,447
Prepaid expenses and other current assets	199,173	251,689
Total current assets	1,486,693	1,886,282

PASSUR Network, net	4,800,750	6,004,367
Capitalized software development costs, net	8,141,589	8,893,414
Property and equipment, net	672,601	852,147
Other assets	112,551	169,635
Total assets	$15,214,184	$17,805,845

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$989,958	$984,369
Accrued expenses and other current liabilities	1,189,342	1,273,170
Deferred revenue, current portion	2,847,323	2,824,885
Total current liabilities	5,026,623	5,082,424

Deferred revenue, long term portion	409,971	470,831
Note payable - related party	6,050,000	3,800,000
Other Liabilities	113,273	-
Total liabilities	11,599,867	9,353,255

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 at October 31, 2018 and 2017, respectively	84,804	84,804
Additional paid-in capital	17,345,450	16,699,337
Accumulated deficit	(11,882,259)	(6,397,873)
	5,547,995	10,386,268

Treasury stock, at cost, 784,435 shares at October 31, 2018 and 2017, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	3,614,317	8,452,590
Total liabilities and stockholders' equity	$15,214,184	$17,805,845

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended October 31, 2018 and 2017

	2018	2017

Revenues	$14,817,799	$13,871,495

Cost of expenses:
Cost of revenues	10,481,134	6,449,931
Research and development expenses	593,708	783,014
Selling, general, and administrative expenses	8,887,985	8,021,182
	19,962,827	15,254,127

Loss from operations	$(5,145,028)	$(1,382,632)

Interest expense - related party	335,948	170,917
Other Loss	(1,224)	5,221
Loss before income taxes	(5,479,752)	(1,558,770)

Provision for income taxes	4,634	1,961,506
Net loss	$(5,484,386)	$(3,520,276)

Net loss per common share - basic	$(0.71)	$(0.46)
Net loss per common share - diluted	$(0.71)	$(0.46)

Weighted average number of common shares outstanding - basic	7,696,091	7,693,831
Weighted average number of common shares outstanding - diluted	7,696,091	7,693,831

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended October 31, 2018 and 2017

			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at November 1, 2016 - Restated	7,690,199	$84,654	$16,082,865	$(2,877,597)	$(1,895,428)	$11,394,494

Exercise of common stock options	15,000	150	38,100			38,250
Purchase of treasury stock	(9,108)				(38,250)	(38,250)
Stock-based compensation expense			578,372			578,372
Net loss				(3,520,276)		(3,520,276)
Balance at October 31, 2017	7,696,091	$84,804	$16,699,337	$(6,397,873)	$(1,933,678)	$8,452,590

Stock-based compensation expense			646,113			646,113
Net loss				(5,484,386)		(5,484,386)
Balance at October 31, 2018	7,696,091	$84,804	$17,345,450	$(11,882,259)	$(1,933,678)	$3,614,317

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended October 31, 2018 and 2017

	2018	2017

Cash flows from operating activities
Net loss	$(5,484,386)	$(3,520,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,561,677	2,967,557
Provision for deferred taxes	-	1,941,856
Provision for doubtful accounts	7,500	179,415
Provision for obsolete and slow moving PASSUR Network parts and supplies	229,500	-
Other Liabilities	113,273	-
Stock-based compensation	646,113	578,372
Loss from impairment charges	1,470,479	-
Changes in operating assets and liabilities:
Accounts receivable	165,283	(414,008)
Prepaid expenses and other current assets	10,467	(134,497)
Other assets	57,084	39,120
Accounts payable	5,589	627,982
Accrued expenses and other current liabilities	(83,828)	336,898
Deferred revenue	(38,422)	(267,922)
Total adjustments	6,144,715	5,854,773
Net cash provided by operating activities	660,329	2,334,497

Cash flows used in investing activities
PASSUR Network	(321,703)	(1,400,624)
Software development costs	(2,503,045)	(3,027,394)
Property and equipment	(259,871)	(254,988)
Net cash used in investing activities	(3,084,619)	(4,683,006)

Cash flows from financing activities
Proceeds from notes payable - related party	2,250,000	1,100,000
Net cash provided by financing activities	2,250,000	1,100,000

Decrease in cash	(174,290)	(1,248,509)

Cash - beginning of period	275,146	1,523,655
Cash - end of period	$100,856	$275,146

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$336,000	$171,000
Income taxes	$(40,579)	$89,000
Non-cash financing activities - purchase of treasury stock	$-	$38,250
Non-cash financing activities - proceeds from exercise of stock options	$-	$38,250

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

October 31, 2018

1. Description of Business and Significant Accounting Policies

Nature of Business

PASSUR Aerospace, Inc. (“PASSUR” or the “Company”), a New York corporation founded in 1967, is a business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines and the airports where they operate. PASSUR uses big data, within the aviation intelligence platform and a suite of web-based solutions that address the aviation industry’s intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions. The Company’s technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, with specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR’s mission is to improve global air traffic efficiencies by connecting the world’s aviation professionals onto a single aviation intelligence platform, making PASSUR an element in addressing the aviation industry’s system-wide inefficiencies. We are an aviation intelligence company that makes air travel more predictable, gate-to-gate, by using predictive analytics generated from our own big data – to mitigate constraints for airlines and their customers.

PASSUR’s information solutions are used by the five largest North American airlines, more than 60 airport customers, including 20 of the top 30 North American airports (with PASSUR solutions also used at the remaining ten airports by one or more airline customers), over a hundred business aviation customers, and the U.S. government.

PASSUR provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. To enable this unique offering, PASSUR owns and operates the largest commercial passive radar network in the world that updates flight tracks every 1 to 4.6 seconds, powering a proprietary database that is accessible in real-time and delivers timely, accurate information and solutions via PASSUR’s industry-leading algorithms and business logic included in its products.

Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while helping to maximize revenue opportunities, as well as improving operational efficiency and enhancing the passenger experience.

PASSUR’s commercial solutions give aviation operators the ability to optimize performance in today’s air traffic management system, while also achieving Next Generation Air Transportation System (“NextGen”) and Single European Sky ATM Research objectives.

PASSUR integrates data from multiple sources, including its independent network of surveillance sensors installed throughout North America creating coast to coast coverage, as well as locations in Europe and Asia; government data; customer data; and data from third party partners. PASSUR’s sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast (“ADS-B”), providing position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with its historical database of aircraft and airport behavior, including information recorded by its network over the last 10 years, allow the Company to know more about what has happened historically and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airports should perform.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Liquidity

The Company’s current liabilities exceeded current assets, excluding deferred revenue by $693,000 as of October 31, 2018. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $6,050,000 at October 31, 2018, with a maturity of November 1, 2019. The Company’s stockholders’ equity was $3,614,000 at October 31, 2018. The Company had a net loss of $5,484,000 for the year ended October 31, 2018.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated January 29, 2019, that if the Company, at any time, is unable to meet its obligations through January 29, 2020, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

Basis of Presentation

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Revenue Recognition Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-15, “Revenue Recognition in Financial Statements” (“ASC 605-15”), which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

The Company’s revenues are generated by selling: (1) subscription-based, real-time decision and solution information and (2) professional services.

Revenues generated from subscription agreements are recognized over the term of such executed agreements and/or the customer’s receipt of such data or services. In accordance with ASC 605-15, the Company recognizes revenue when persuasive evidence of an arrangement exists which is evidenced by a signed agreement, the service has been deployed, as applicable, to its hosted servers, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company records revenues pursuant to individual contracts on a month-by-month basis, as outlined by the applicable agreement. In many cases, the Company may invoice respective customers in advance of the specified period, either quarterly or annually, which coincides with the terms of the agreement. In such cases, the Company will defer at the close of each month and/or reporting period, any subscription revenues invoiced for which services have yet to be rendered, in accordance with ASC 605-15. Revenues generated by professional services are recognized when services are provided.

The individual offerings that are included in arrangements with the Company’s customers are identified and priced separately to the customer based upon the relative fair value for each individual element sold in the arrangement irrespective of the combination of products and services which are included in a particular arrangement.  As such, the units of accounting are based on each individual element sold, and revenue is allocated to each element based on selling price. Selling price is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. BESP is established considering multiple factors including, but not limited to, pricing practices with different classes of customers, geographies and other factors contemplated in negotiating the arrangement with the customer. The Company uses either VSOE or BESP.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, stock-based compensation, software development costs, the PASSUR Network and income taxes. Actual results could differ from those estimates.

Subsequent Events

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure.

Accounts Receivable, net

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $12,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2018, which will be invoiced subsequent to October 31, 2018. As of October 31, 2017, the Company’s accounts receivable balance included $51,000 of unbilled receivables associated with contractually committed services provided to existing customers.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

The provision for doubtful accounts was $159,000 and $184,000 as of October 31, 2018, and 2017, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, “Internal Use Software” (“ASC 350-40”). ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within “Cost of Revenues”.

Long-Lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or decreased number of remaining periods in the asset’s revised life.

During the fiscal year ended October 31, 2018, the Company recorded approximately $230,000, $510,000 and $960,000, a total of $1,700,000, of costs associated with an increase in the provision for obsolete and slow moving PASSUR Network parts and supplies, an impairment charge and write-off of carrying amounts related to certain PASSUR Network systems, and capitalized software development costs, respectively. Please refer to footnotes below for further details. The Company did not have any additions to inventory reserves, impairment charges, or write-offs during the fiscal year ended October 31, 2017.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also, included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT Systems added to the network, which includes the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR Network and (2) new capitalized costs associated with software development projects. Both of these are referred to as “Capitalized Assets” and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized.  After considering the impact of the current year loss, including the Company’s increased expenses and weighting all available positive and negative evidence, the Company concluded that it was not more likely than not that the net deferred tax asset would be realized.

The Company follows ASC 740, “Income Taxes,” (“ASC 740”) where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.  At October 31, 2018, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain  qualified property; (4) creating a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminating the corporate alternative minimum tax; and (6) further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017.  As the reduction in the U.S. federal corporate tax rate is administratively effective on January 1, 2018, our blended U.S. federal tax rate for the year ended October 31, 2018 was approximately 23.2%.

In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted.  SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

In connection with the TCJA, the Company recorded income tax benefit of $1,127,000 related to the re-measurement of our deferred tax assets and liabilities for the reduced U.S. federal corporate tax rate of 21%.  Such amount was fully offset by a change in our valuation allowance. The Company’s accounting for the TCJA is complete as of October 31, 2018.

Research and Development Costs

Research and development costs are expensed as incurred.

Net Loss per Share Information

Basic net loss per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. Shares used to calculate net loss per share for fiscal years 2018 and 2017 are as follows:

	2018	2017
Basic Weighted average shares outstanding	7,696,091	7,693,831
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,696,091	7,693,831

Weighted average shares which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive. These shares consist of stock options.	1,522,000	1,594,000

Weighted average options to purchase 1,522,000 and 1,594,000 shares of common stock at prices ranging from $1.40 to $5.48 per share that were outstanding during fiscal years 2018 and 2017, were excluded from each respective year’s computation of diluted earnings per share. In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The recorded amounts of the Company’s cash, receivables, and accounts payables approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company’s related party debt is held by its Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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

Stock-Based Compensation

The Company follows FASB ASC 718 “Compensation-Stock Compensation”, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $646,000 and $578,000 for the year ended October 31, 2018 and 2017, respectively, and was primarily included in selling, general, and administrative expenses.

Comprehensive Loss

The Company’s comprehensive loss is equivalent to that of the Company’s total net loss for fiscal years 2018 and 2017.

Recent Accounting Pronouncements Adopted

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The new guidance on accounting for employee share-based payment awards was designed to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be effective November 1, 2018.  In accordance with the new guidance, the Company has made a policy election to account for forfeitures when they occur.  The Company adopted this guidance during the quarter ended January 31, 2018, using the modified retrospective method, with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Accounting Pronouncements Issued but not yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation: Topic 718” — Scope of Modification Accounting (“ASU 2017-09”), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning November 1, 2018 and will be applied prospectively.

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which will be effective for the Company beginning November 1, 2019, and early adoption is permitted. The Company's preliminary analysis indicates that the Company will recognize a liability for remaining lease payments and a right-of-use asset related to the Company's operating lease covering its corporate office facility that expires in June 2023 and other office locations. The Company is in the initial stages of evaluating the effect of the standard on the Company's financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”), to supersede nearly all-existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services, ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing  GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which will be effective for the Company beginning November 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“Full Retrospective Method”) or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption (“Modified Retrospective Method”). The Company has formed an implementation team and is completing the process of evaluating the impact of the adoption of ASU 2014-09 to its consolidated financial statements, accounting policies and processes. The Company adopted the new standard using the Modified Retrospective Approach.  The Company concluded that there will be no changes in how sales commissions will be recorded. The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and believes that the impact is not material. The Company believes that the new standard will have an impact on the following policies and disclosures:

•	recognizing upfront fees that do not provide the customer with a material right over the contract term rather than over the estimated customer relationship of five years; and
•	required disclosures including disaggregation of revenues, information about the remaining transaction price and when the Company expects to recognize revenue.

2. Property and Equipment, net

Property and equipment consist of the following as of October 31, 2018 and 2017:

Estimated useful lives		2018	2017

Leasehold improvements	3-5 years	$216,000	$216,000
Equipment	5-10 years	6,212,000	5,960,000
Furniture and fixtures	5-10 years	593,000	585,000
		7,021,000	6,761,000
Less accumulated depreciation		6,348,000	5,909,000
Total		$673,000	$852,000

The Company recorded depreciation expense on the assets included in property and equipment of $439,000 and $590,000 for the year ended October 31, 2018 and 2017, respectively.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3. PASSUR Network, net

PASSUR Network consists of the following as of October 31, 2018 and 2017:

	2018	2017

PASSUR Network, beginning balance	$19,788,000	$18,387,000
Additions	322,000	1,401,000
Write-off	(510,000)	-
Inventory reserve	(230,000)
Total capitalized PASSUR Network costs	19,370,000	19,788,000
Less accumulated depreciation	14,569,000	13,784,000
PASSUR Network, ending balance, net	$4,801,000	$6,004,000

The Company capitalized $242,000 and $1,197,000, of PASSUR Network costs, for the year ended October 31 2018 and 2017, respectively.  Depreciation expense related to the Company-owned PASSUR Network was $785,000 and $595,000 for the period ended October 31, 2018 and 2017, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven and five years for PASSUR and SMLAT systems, respectively.

Additionally, the Company purchased parts for the PASSUR Network totaling  $80,000 and $204,000, for the year ended October 31, 2018 and 2017, respectively.

The net carrying balance of the PASSUR Network as of October 31, 2018 and October 31, 2017, was $4,801,000 and $6,004,000, respectively. Included in the net carrying balance as of October 31, 2018, were parts and finished goods for PASSUR and SMLAT Systems totaling $1,316,000 and $576,000, respectively, which have not yet been installed. As of October 31, 2017, $1,636,000 and $642,000 of parts and finished goods for PASSUR and SMLAT systems, respectively, were included in the net carrying balance of the PASSUR Network. PASSUR and SMLAT Systems which are not installed are carried at cost and not depreciated until installed.

As of October 31, 2018, depreciation expense for the PASSUR Network assets, where depreciation has commenced, is estimated to approximate $850,000, $823,000, $570,000, $409,000, and $103,000, for the fiscal years ended October 31, 2019, 2020, 2021, 2022 and 2023, respectively.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3.  PASSUR Network, net (continued)

During fiscal year 2018, the Company increased it’s reserve for PASSUR Network parts and supplies by $230,000, bringing the reserve to approximately $270,000. Additionally, during the fiscal year, the Company determined that certain PASSUR Network assets were no longer likely to generate future revenue as a result of a change in a customer’s requirements at a specific location, which resulted in an impairment charge and write-off of approximately $510,000. These costs were recorded within “Cost of Revenues”. The Company did not dispose of or record any impairments related to any of the PASSUR Network assets in fiscal years 2017.

4.  Capitalized Software Development Costs

PASSUR Software Development costs consist of the following as of October 31, 2018 and 2017:

	2018	2017

Software development costs, beginning balance	$19,917,000	$16,890,000
Additions	2,503,000	3,027,000
Impairment charge	(1,262,000)	-
Total capitalized software development costs	21,158,000	19,917,000
Less accumulated amortization	13,017,000	11,024,000
Software development costs, ending balance, net	$8,141,000	$8,893,000

The Company’s capitalization of software development projects was $2,503,000 and $3,027,000 for the year ended October 31, 2018 and 2017, respectively. Amortization related to capitalized software development projects was $2,295,000 and $1,734,000 for the year ended October 31, 2018 and 2017, respectively.

As of October 31, 2018, amortization expense for capitalized software development costs where amortization has commenced is estimated to approximate $2,087,000, $1,976,000, $1,539,000, $1,046,000, and $381,000, for the fiscal years ending October 31, 2019, 2020, 2021, 2022 and 2023, respectively. As of October 31, 2018, the Company had $1,111,000 of capitalized software development costs relating to projects currently still in development, therefore, are not yet subject to amortization.

During fiscal year 2018, the Company reviewed the value of its capitalized software products and determined that some capitalized software products would no longer be marketed or made available for subscription sales as currently developed, which resulted in an impairment charge of the net carrying amount of approximately $960,000. These costs were recorded within “Cost of Revenues”. The Company did not record any impairments related to capitalized software development projects in fiscal years 2017.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of October 31, 2018 and 2017:

	2018	2017

Payroll, payroll taxes, and benefits	$304,000	$565,000
Professional fees	272,000	156,000
Travel expenses	142,000	98,000
Accrued rent	151,000	41,000
Contractor fees	-	172,000
Other liabilities	320,000	241,000
Total	$1,189,000	$1,273,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

6. Notes Payable

For the year ended October 31, 2018, the Company paid interest to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, of $336,000, representing the entire fiscal year 2018 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2018, Mr. Gilbert loaned the Company an additional $2,250,000 to primarily fund the Company’s near-term investment strategy to enhance the Company’s technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2018, the loan balance totaled $6,050,000.

During the first quarter of fiscal year 2019, Mr. Gilbert loaned the Company an additional $910,000. As of January 28, 2019, the loan balance totaled $6,960,000.

During the year ended October 31, 2017, the Company paid interest to G.S. Beckwith Gilbert of $171,000, representing the entire fiscal year 2017 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2017, Mr. Gilbert loaned the Company an additional $1,100,000 to primarily fund the Company’s near-term investment strategy to enhance the Company’s technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2017, the loan balance totaled $3,800,000.

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28, 2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the “Existing Gilbert Note”). The maturity date of the Existing Gilbert Note was due on November 1, 2019, and the total amount of principal and first quarter of fiscal year 2019 interest due and owing as of January 28, 2019, was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $6,960,000 (the “Fifth Replacement Note”) in exchange for the Existing Gilbert Note and the Company agreed to pay the first quarter of fiscal year 2019 accrued interest under the Existing Gilbert Note as of January 28, 2019, in an amount equal to $162,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fifth Replacement

Note, the maturity date was extended to November 1, 2020, and the annual interest rate remained at 9 3/4%. Interest payments under the Fifth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company’s assets. The Company has paid all interest incurred on the Fourth Replacement Note through October 31, 2018, totaling $336,000.  The amendments to the Fifth Replacement Note was determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the transactions.

The Company evaluated its financial position at October 31, 2018, including an operating loss of $5,145,000 and working capital deficit of $3,540,000 and has requested and received a commitment from G.S. Beckwith Gilbert, dated January 29, 2019, that if the Company, at any time, is unable to meet its obligations through January 29, 2020, G.S. Beckwith Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7. Leases

The Company’s headquarters, located in Stamford, Connecticut, are subject to a lease through June 30, 2023, at an average annual rental rate of $220,000. The Company’s software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2020, at an average annual rental rate of $139,000. The Company’s primary software development facility, located in Orlando, Florida, is subject to a lease through August 31, 2021, at an average annual rental rate of $64,000. The company also has regional offices in Bloomington, Minnesota and Vienna, Virginia, which are subject to a lease through July 31, 2019 and 2021, respectively, at an average rental rate of $16,000 and $83,000, respectively. An additional regional office in Irving, Texas is subject to a lease through April 30, 2023, at an annual rate of $60,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement. Rent expense, which includes utilities, was $618,000 and $528,000 for the year ended October 31, 2018 and 2017, respectively.

Fiscal Year Ended October 31:	Contractual obligations under operating leases

2019	$617,863
2020	606,908
2021	437,746
2022	308,520
Thereafter	195,183
Total minimum contractual obligations	$2,166,220

8. Income Taxes

The Company’s provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

The income tax expense for fiscal years ended October 31, 2018 and 2017 consisted of the following:

	2018	2017

Current:
Federal	$-	$-
State	$5,000	$20,000
Income tax provision-current	$5,000	$20,000

Deferred:
Federal	$-	$1,826,000
State	$-	$11 6,000
Total income tax expense, net	$5,000	$1,962,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The difference between income taxes expected at the U.S federal statutory income tax rate and the reported income tax expense are summarized as follows:

	2018		2017
	Amount	Percent	Amount	Percent

U.S. statutory tax	$(1,273,000)	23.2%	$(530,000)	34.0%
Stock compensation	128,000	-2.3%	174,000	-11.2%
Meals and entertainment	9,000	-0.2%	14,000	-0.9%
State tax, net of federal benefit	(209,000)	3.8%	(37,000)	2.4%
Tax law changes (U.S. Tax Reform)	1,127,000	-20.5%	-	0.0%
Other	(44,000)	0.8%	63,000	-4.0%
Change in Valuation Allowance	267,000	-4.9%	2,278,000	-146.1%
Income tax expense, net	$5,000	-0.1%	$1,962,000	-125.8%

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2018 and 2017 is as follows:

	2018	2017

Deferred tax assets and liabilities:
Net operating loss carry-forward	$3,037,000	$2,157,000
Deferred Revenue	84,000	178,000
Allowance for doubtful accounts receivable	41,000	70,000
Stock compensation-nonqualified	171,000	217,000
Accruals	104,000	58,000
Deferred rent	37,000	-
Depreciation	(402,000)	(402,000)
Sub-total	$3,072,000	$2,278,000
Valuation allowance	(3,072,000)	(2,278,000)
Deferred tax assets and liabilities	$-	$-

At October 31, 2018, the Company had available a federal net operating loss carryforward of $12,815,000, of which $4,750,000 are indefinite lived and $8,065,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

At October 31, 2018 and 2017, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company’s tax return years that are subject to examination by taxing authorities are fiscal years 2015 through 2018.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation

In fiscal year 2009, the Company’s Board of Directors approved the Company’s 2009 stock option plan, which provides for the granting of stock options for up to 500,000 shares of the Company’s common stock. During fiscal year 2010, the plan was amended to provide for the granting of another 500,000 stock option shares, for a total provision of 1,000,000 stock option shares of the Company’s common stock as of October 31, 2010. During fiscal year 2011, the plan was amended for the granting of another 500,000 stock option shares, for a total provision of 1,500,000 stock option shares of the Company’s common stock as of October 31, 2011. During fiscal year 2017, the plan was amended for the granting of another 1,500,000 stock option shares, for a total provision of 3,000,000 stock option shares of the Company’s common stock as of October 31, 2018.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

Information with respect to the Company’s stock options for fiscal years 2018 and 2017 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Stock options outstanding at November 1, 2016	1,329,000	$3.42	7.1	$130,000
Stock options granted	380,000	$3.78
Stock options exercised	(15,000)	$2.55
Stock options forfeited	(100,000)	$3.28
Stock options outstanding at October 31, 2017	1,594,000	$3.52	6.9	$84,000
Stock options granted	82,500	$2.38
Stock options exercised	-	$0.00
Stock options forfeited	(154,500)	$3.43
Stock options outstanding at October 31, 2018	1,522,000	$3.47	6.2	$1,800
Stock options exercisable at October 31, 2018	897,000	$3.49	4.9	$1,800

The weighted average grant date fair value of the Company’s stock options granted during fiscal years 2018 and 2017 was $2.38 and $3.78, respectively. The total intrinsic value of stock options exercised was $25,000 during fiscal year 2017. There were no stock options exercised during fiscal year 2018.

The Company’s stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2018 and 2017:

	Years ended October 31,
	2018	2017
Expected dividend yield	0%	0%
Expected volatility	93-117%	117%
Risk-free interest rate	2.24-2.91%	1.84 - 2.26%
Expected term (years)	6.5	4.9 - 6.5
Discount for post-vesting restrictions	N/A	N/A

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation (continued)

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statement of operations:

	2018	2017
Cost of revenues	$25,000	$27,000
Research and development	$110,000	$113,000
Selling, general and administrative	$511,000	$438,000
	$646,000	$578,000

The following table summarizes the plans under which the Company granted equity compensation as of October 31, 2018:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares
PASSUR Aerospace, Inc., 2009 Stock Incentive Plan	3,000,000	1,478,000	1,522,000	February 24, 2019

All outstanding options granted under the Company’s equity plans have terms of ten years. The Company’s stock options vest over a period of five years.

There was $1,614,000 of unrecognized stock-based compensation costs expected to be recognized over a weighted average period of 3.0 years as of October 31, 2018. The Company had 625,000 shares in unvested stock-based options as of October 31, 2018.

10. Major Customers

The Company’s principal business is to provide predictive analytics and decision support technology for the aviation industry to primarily improve the operational performance and cash flow of airlines. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Three customers accounted for 53%, or $7,798,000, of total revenues in fiscal year 2018. One customer accounted for 23% or $3,344,000, a second customer accounted for 20% or $2,995,000, and a third customer accounted for 10% or $1,459,000 of total revenues in fiscal year 2018. Three customers accounted for 52%, or $7,165,000, of total revenues in fiscal year 2017. One customer accounted for 22% or $2,988,000, a second customer accounted for 19% or $2,637,000, and a third customer accounted for 11% or $1,540,000 of total revenues in fiscal year 2017. As of October 31, 2018, the Company had two customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 33%, or $446,000, and a second customer accounted for 21%, or $278,000. As of October 31, 2017, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 21%, or $309,000, a second customer accounted for 16%, or $242,000 and a third customer accounted for 15% or $218,000. Credit losses historically have been immaterial, although, there is one customer with a significant past due accounts receivable balance, which is not one of the major customers described above, which the Company has fully reserved as of the fiscal year ended October 31, 2018.

The Company had foreign sales of $978,000 and $320,000 in fiscal years 2018 and 2017, respectively. All sales, including foreign sales, are denominated in U.S. dollars.