Form 10-Q
period 2019-01-31
PASSUR Aerospace, Inc.
filed 2019-03-18
CIK 225628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period ended January 31, 2019

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

There were 7,696,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of March 1, 2019.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements
PASSUR Aerospace, Inc. and Subsidiary

      Consolidated Balance Sheets

	January 31, 2019	October 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$2,860,717	$100,856
Accounts receivable, net	1,025,332	1,186,664
Prepaid expenses and other current assets	226,718	199,173
Total current assets	4,112,767	1,486,693

PASSUR Network, net	4,649,011	4,800,750
Capitalized software development costs, net	8,317,541	8,141,589
Property and equipment, net	584,354	672,601
Other assets	102,378	112,551
Total assets	$17,766,051	$15,214,184

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$971,034	$989,958
Accrued expenses and other current liabilities	1,120,514	1,189,342
Deferred revenue, current portion	5,346,382	2,847,323
Total current liabilities	7,437,930	5,026,623

Deferred revenue, long term portion	360,892	409,971
Note payable - related party	6,960,000	6,050,000
Other liabilities	105,202	113,273
Total liabilities	14,864,024	11,599,867

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 at January 31, 2019 and October 31, 2018, respectively	84,804	84,804
Additional paid-in capital	17,501,197	17,345,450
Accumulated deficit	(12,750,296)	(11,882,259)
	4,835,705	5,547,995

Treasury stock, at cost, 784,435 shares at January 31, 2019 and October 31, 2018, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	2,902,027	3,614,317
Total liabilities and stockholders' equity	$17,766,051	$15,214,184

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

     Consolidated Statements of Operations

(Unaudited)

	Three months ended
	January 31,
	2019	2018

Revenues	$3,656,124	$3,513,487

Cost of expenses:
Cost of revenues	2,032,420	2,239,299
Research and development expenses	143,955	154,666
Selling, general, and administrative expenses	2,245,897	2,220,828
	4,422,272	4,614,793

Loss from operations	$(766,148)	$(1,101,306)

Interest expense - related party	167,919	65,713
Loss before income taxes	(934,067)	(1,167,019)

Provision for income taxes	-	-
Net loss	$(934,067)	$(1,167,019)

Net loss per common share - basic	$(0.12)	$(0.15)
Net loss per common share - diluted	$(0.12)	$(0.15)

Weighted average number of common shares outstanding - basic	7,696,091	7,696,091
Weighted average number of common shares outstanding - diluted	7,696,091	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months ended January 31, 2019
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2018	8,480,526	$84,804	$17,345,450	$(11,882,259)	$(1,933,678)	$3,614,317

Stock-based compensation expense			155,747			155,747
Net loss				(934,067)		(934,067)
Effect of new accounting standard				66,030		66,030
Balance at January 31, 2019	8,480,526	84,804	17,501,197	(12,750,296)	(1,933,678)	2,902,027

	Three Months ended January 31, 2018
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2017	8,480,526	$84,804	$16,699,337	$(6,397,873)	$(1,933,678)	$8,452,590

Stock-based compensation expense			171,112			171,112
Net loss				(1,167,019)		(1,167,019)
Balance at January 31, 2018	8,480,526	84,804	16,870,449	(7,564,892)	(1,933,678)	7,456,683

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2019	2018

Cash flows from operating activities
Net loss	$(934,067)	$(1,167,019)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	824,882	830,472
Other Liabilities	(8,071)	5,517
Stock-based compensation	155,747	171,112
Changes in operating assets and liabilities:
Accounts receivable	161,332	380,840
Prepaid expenses and other current assets	(37,718)	(118,938)
Other assets	10,173	13,532
Accounts payable	(18,924)	631,590
Accrued expenses and other current liabilities	(68,828)	(157,111)
Deferred revenue	2,516,010	1,967,337
Total adjustments	3,534,603	3,724,351
Net cash provided by operating activities	2,600,536	2,557,332

Cash flows used in investing activities
PASSUR Network	(53,718)	(114,456)
Software development costs	(695,794)	(548,272)
Property and equipment	(1,163)	(38,398)
Net cash used in investing activities	(750,675)	(701,126)

Cash flows from financing activities
Proceeds from notes payable - related party	910,000	925,000
Net cash provided by financing activities	910,000	925,000

Increase in cash	2,759,861	2,781,206

Cash - beginning of period	100,856	275,146
Cash - end of period	$2,860,717	$3,056,352

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$167,919	$65,713

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

January 31, 2019

 (Unaudited)

1. Nature of Business

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

PASSUR integrates data from multiple sources, including its independent network of surveillance sensors installed throughout North America creating coast to coast coverage, as well as locations in Europe and Asia; government data; customer data; and data from third party partners. PASSUR’s sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast (“ADS-B”), providing position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with its historical database of aircraft and airport behavior, including information recorded by its network over the last 15 years, allow the Company to know more about what has happened historically and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airports should perform.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2018, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of January 31, 2019, and its consolidated results of operations for the three months ended January 31, 2019, and 2018.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ended October 31, 2019.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current assets exceeded current liabilities, excluding deferred revenue by $2,021,000 as of January 31, 2019. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $6,960,000 at January 31, 2019, with a maturity of November 1, 2020. The Company’s stockholders’ equity was $2,902,000 at January 31, 2019. The Company had a net loss of $934,000 for the three months ended January 31, 2019.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 18, 2019, that if the Company, at any time, is unable to meet its obligations through March 18, 2020, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

Revenue Recognition Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606").   The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled.

The Company derives revenue primarily from subscription-based, real-time decision and solution information and professional services. Revenues are recognized when control of these services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of transaction price;

●	Allocation of transaction price to performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognized revenue during the three months ended January 31, 2019, of $3,656,000 under Topic 606, which was not materially different from what would have been recognized under Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"). The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

A. Nature of performance obligations

Subscription services revenue

Subscription services revenue is comprised of cloud-based subscription fees that provide the customer the right to access the Company’s software and receive support and updates, if any, for a period of time. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company’s subscription contracts include a fixed amount of consideration that is recognized ratably over the non-cancelable contract term, beginning on the date that access is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one to three years in length, billed either monthly, quarterly or annually, typically in advance, which coincides with the terms of the agreement. The Company’s subscription contracts do not have a significant financing component and customer invoices are typically due within 30 days. There is no significant variable consideration related to these arrangements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Professional services revenue

Professional services primarily consist of value assessments and customer training services. Payment for professional services is generally a fixed fee or a fee based on time and materials. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For professional services, revenue is recognized by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours, and as a practical expedient, progress for services that are contracted for time and materials is generally based on the amount the Company has the right to invoice. Professional services contracts are generally one year or less in length, billed either in advance, upon pre-defined milestones or as services are rendered, which coincides with the terms of the agreement. The Company’s professional service contracts do not have a significant financing component and customer invoices are typically due within 30 days.

Material rights

Contracts with customers may include material rights which are also performance obligations. Material rights primarily arise when the contract gives the customer the right to renew subscription services at a discounted price in the future. This may occur from time to time when the Company’s contracts provide an implicit discount as the customer pays a nonrefundable up-front fee in connection with the initial services contract that it does not have to pay again in order to renew the service. These non-refundable up-front fees are not related to any promised service that the customer benefits from other than providing access to the subscription service.  Revenue allocated to material rights is recognized when the customer exercises the right over the estimated renewal period of five years or when the right expires. If exercised by the customer, the amount previously deferred for the material right is included in the transaction price of the renewal contract and allocated to the services included in that contract. If expired, revenue is recognized as subscription services revenue in the period the right expired. If the up-front fees do not provide the customer with a material right, then the amount is included in the transaction price of the initial services contract and allocated to the performance obligations in that contract.

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple distinct performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.  The standalone selling price reflects the price the Company would charge for a specific service if it was sold separately in similar circumstances and to similar customers. The Company maximizes the use of directly observable transactions to determine the standalone selling prices for its performance obligations. For subscription services, the Company separately determines the standalone selling prices by type of solution and customer demographics. For professional services, the Company separately determines standalone selling price by type of services.

Other policies and judgments

The commissions that the Company pays for obtaining a contract with a customer are conditional on future service provided by the employee. Therefore, since these costs are not incremental solely based on obtaining a contract, the Company does not defer any commission costs.

B. Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

Revenue by customer:	Three Months Ended January 31, 2019
Airlines	$2,218,000
Airports	1,423,000
Other	15,000
Total Revenue	$3,656,000

Revenue by type of performance obligation:	Three Months Ended January 31, 2019
Subscription services	$3,596,000
Professional services	60,000
Total Revenue	$3,656,000

C. Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2018	$1,175,000	$12,000	$3,191,000

Balance at January 31, 2019	$978,000	$47,000	$5,707,000

The difference in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancelable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the three months ended January 31, 2019 that was included in the deferred revenue balance at November 1, 2018 was $2,325,000.

Unbilled accounts receivable relates to the delivery of subscription and professional services for which the related billings will occur in a future period.

D. Transaction Price Allocated to the Remaining Performance Obligation

The following table discloses the aggregate amount of the transaction price allocated to the remaining performance obligations as of the end of the reporting period, and when the Company expects to recognize the revenue.

	12 months or less	Greater than 12 months *
Subscription services	$8,235,000	$2,255,000
Professional services	$40,000	$24,000
Material rights	$175,000	$312,000

*Approximately 97% of these amounts are expected to be recognized between 12 and 36 months.

The table above includes amounts billed and not yet recognized as revenue, as well as, unrecognized future committed billings in customer contracts and excludes future billing amounts for which the customer has a termination for convenience right in their agreement.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and Surface Multilateration (“SMLAT”) Network Systems (both collectively, the “PASSUR Network”), amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also, included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT Systems added to the PASSUR Network, which includes the cost of production, shipment, and installation of these assets, which are capitalized to the PASSUR Network; and (2) new capitalized costs associated with software development projects. Both of these are referred to as “Capitalized Assets” and are depreciated and/or amortized over their respective useful lives and charged to cost of revenues.

Income Taxes

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to: (1) reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) changed the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain qualified property; (4) created a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminated the corporate alternative minimum tax; and (6) imposed further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017.

As the reduction in the U.S. federal corporate tax rate is administratively effective on January 1, 2018, our blended U.S. federal tax rate for the fiscal year ended October 31, 2018 was approximately 23.2%. The U.S. federal corporate tax rate for the fiscal year ended on and after October 31, 2019 is 21%. The Company recorded an income tax benefit in connection with the TCJA, that was offset by reducing the Company’s valuation allowance on its deferred tax assets and liabilities.  The Company completed its accounting for the TCJA as of October 31, 2018.

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For both the three months ended January 31, 2019 and 2018, the Company recorded an income tax provision (benefit) of zero.  The Company is projecting that its annual effective tax rate for the three months ended January 31, 2019 is 0% as the Company’s net deferred tax assets are not realizable on a more-likely-than-not basis.

Accounts Receivable

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $47,000 of unbilled receivables associated with contractually committed services provided to existing customers during the three months ended January 31, 2019, which will be invoiced subsequent to January 31, 2019. As of October 31, 2018, the Company’s accounts receivable balance included $12,000 of unbilled receivables associated with contractually committed services provided to existing customers.

The provision for doubtful accounts was $159,000 as of January 31, 2019 and October 31, 2018, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which includes the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company capitalized $61,000 of PASSUR Network costs, for the three months ended January 31, 2019. Additionally, the Company purchased parts for the PASSUR Network totaling $1,000 and used $9,000 of parts for repairs  during the three months ended January 31, 2019.

For the three months ended January 31, 2018, the Company capitalized $67,000 of PASSUR Network costs. Additionally, the Company purchased parts for the PASSUR Network totaling $52,000 and used $4,000 of parts for repairs during for the three months ended January 31, 2018.

Depreciation expenses related to the Company-owned PASSUR Network was $205,000 and $176,000 for the three months ended January 31, 2019 and 2018, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems.

The net carrying balance of the PASSUR Network as of January 31, 2019, and October 31, 2018, was $4,649,000 and $4,801,000, respectively. Included in the net carrying balance as of January 31, 2019 and October 31, 2018, were parts and finished goods for the PASSUR Network totaling $1,869,000 and $1,892,000, respectively, which have not yet been installed. PASSUR Network assets which are not installed are carried at cost and not depreciated until installed.

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

The Company capitalized $696,000 and $548,000 of software development costs for the three months ended January 31, 2019 and 2018, respectively.  The Company amortized $520,000 and $519,000 of capitalized software development costs for the three months ended January 31, 2019 and 2018, respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within “Cost of Revenues”.

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

Deferred Tax Asset

Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax asset will be realized.  The Company considered all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined its net deferred tax assets are not realizable on a more-likely-than-not basis and that a valuation allowance is required against its net deferred tax assets.

At October 31, 2018, the Company had available federal net operating loss carryforwards of $12,780,000, of which $4,715,000 are indefinite lived and $8,065,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

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

Net Loss per Share Information

Basic net loss per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. The Company’s 2009 Stock Incentive Plan, which expired on February 24, 2019, allows for a cashless exercise. Shares used to calculate net loss per share are as follows:

	For the three months ended
	January 31,
	2019	2018
Basic Weighted average shares outstanding	7,696,091	7,696,091
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,696,091	7,696,091

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,734,500	1,624,000

Stock-Based Compensation

The Company follows FASB ASC 718, “Compensation-Stock Compensation,” which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $156,000 and $171,000 for the three months ended January 31, 2019 and 2018, respectively.  Stock-based compensation is primarily included in selling, general, and administrative expenses.

Recent Accounting Pronouncements Adopted

In May 2014, the FASB issued Topic 606. Topic 606 supersedes the revenue recognition requirements in Topic 605, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

On November 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the three months ended January 31, 2019, of $3,656,000 under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation: Topic 718” — Scope of Modification Accounting (“ASU 2017-09”), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The Company adopted this guidance during the quarter ended January 31, 2019, using the prospective method, with no material impact to its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, which will be effective for the Company beginning November 1, 2019, and early adoption is permitted. The Company's preliminary analysis indicates that the Company will recognize a liability for remaining lease payments and a right-of-use asset related to the Company's operating lease covering its corporate office and other facilities that expires through various dates through June 2023. The Company is in the initial stages of evaluating the effect of the standard on the Company's financial statements.

3. Notes Payable – Related Party

The Company has a note payable to G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, of $6,960,000 (the “Existing Gilbert Note”) as of January 31, 2019. The Existing Gilbert Note bears a maturity date of November 1, 2020, with an annual interest rate of 9.75%. Interest payments are due by October 31st of each fiscal year. During the three months ended January 31, 2019, Mr. Gilbert loaned the Company an additional $910,000 (which amount is included in the outstanding amount of the Existing Gilbert Note described in the first sentence of this paragraph). The Company has paid interest incurred on the Existing Gilbert Note through January 31, 2019, totaling $168,000. The Existing Gilbert Note is secured by the Company’s assets.

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28, 2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the “Existing Gilbert Note”). The maturity date of the Existing Gilbert Note was due on November 1, 2019, and the total amount of principal and first quarter of fiscal year 2019 interest due and owing as of January 28, 2019, was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $6,960,000 (the “Fifth Replacement Note”) in exchange for the Existing Gilbert Note and the Company agreed to pay the first quarter of fiscal year 2019 accrued interest under the Existing Gilbert Note as of January 28, 2019, in an amount equal to $162,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fifth Replacement Note, the maturity date was extended to November 1, 2020, and the annual interest rate remained at 9 3/4%. Interest payments under the Fifth Replacement Note shall be made annually on October 31st of each year. The Fifth Replacement Note is secured by the Company’s assets.

The Company evaluated its financial position as of January 31, 2019, including an operating loss of $766,000 and working capital deficit of $3,325,000 and has requested and received a commitment from G.S. Beckwith Gilbert, dated March 18, 2019, that if the Company, at any time, is unable to meet its obligations through March 18, 2020, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” below) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the uncertainties related to the ability of the Company to sell its existing product and professional service lines, as well as its new products and professional services (due to potential competitive pressure from other companies or other products), as well as the potential for terrorist attacks, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company’s business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PASSUR’s information solutions are used by the five largest North American airlines, more than 60 airport customers, including at the top 30 North American airports (with PASSUR solutions also used at the remaining ten airports by one or more airline customers), over a hundred business aviation customers, as well as the U.S. government.

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

For the three months ended January 31, 2019, total revenue increased 4% to $3,656,000, compared with $3,513,000 for the same period in fiscal year 2018. Loss from operations for the three months ended January 31, 2019, was $766,000 compared to $1,101,000 for the same period in fiscal year 2018. For the three months ended January 31, 2019, net loss was $934,000 or $0.12 per diluted share, compared to a net loss of $1,167,000 or $0.15 per diluted share, in the same period in fiscal year 2018.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

For the three months ended January 31, 2019, total revenues increased by $143,000, or 4%, to $3,656,000, as compared with $3,513,000 for the same period in 2018. The increase in total revenues was primarily due to (i) an increase in subscription revenue of $91,000 or 3% and (ii) an increase in consulting revenue of $52,000 to $108,000, as compared with the prior year.

The increase in subscription revenue for the three months end January 31, 2019, was primarily due to net incremental revenue recognized during the period in fiscal 2019 related to new contracts closed during fiscal year 2018. These increases were offset by expired contracts during the three months ended January 31, 2019.

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

Cost of revenues decreased $207,000, or 9%, to $2,032,000 for the three months ended January 31, 2019, as compared with the same period in fiscal year 2018. During the three months ended January 31, 2019, the cost of revenues decrease was primarily attributable to an increase in capitalized costs associated with software development projects of approximately $148,000. When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed and amortized over 7 years for PASSUR or 5 years for SMLAT systems. The remaining decreases for the three months ended January 31, 2019 were due to the net decreases in other accounts within cost of revenues as compared to the same period in fiscal year 2018.

Finally, as we continue to release product enhancements/new versions to our existing product offerings, and new product offerings, our amortization expenses associated with the historical software capitalization is anticipated to increase. As a result, we anticipate that our software capitalization and amortization expense, when netted, will not have a significant impact on our financial results.

Research and Development

Research and development expenses decreased $11,000, or 7%, to $144,000, for the three months ended January 31, 2019, as compared to $155,000 for the same period in fiscal year 2018.  The decrease in research and development was primarily attributable to an increase in personnel related costs allocated to cost of revenues from research and development as compared to prior year.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $25,000, or 1%, to $2,246,000 for the three months ended January 31, 2019, as compared to $2,221,000 for the same period in fiscal year 2018. The increase for the three months ended January 31, 2019, is primarily due to an increase in professional and consulting expenses of $96,000. This increase was offset by (i) a decrease in depreciation expenses of approximately $27,000 and (ii) net decreases in miscellaneous other accounts within selling, general and administrative expenses as compared to the same period in fiscal year 2018.

Loss from Operations

For the three months ended January 31, 2019, loss from operations decreased $335,000 to $766,000, as compared with the same period in fiscal year 2018.  The decrease was primarily due to (i) an increase in revenue of $143,000 or 4% and (ii) a decrease in operating expenses of $193,000 or 4%.

Interest Expense – Related Party

Interest expense – related party increased $102,000, or 156%, for the three months ended January 31, 2019, as compared to the same periods in fiscal year 2018, due to the higher principal balance outstanding on the note in fiscal year 2019, and the interest rate increase on the outstanding note as compared to the same period in fiscal year 2018.

Net Loss

The Company had net loss of $934,000, or $0.12 per diluted share for the three months ended January 31, 2019, as compared to a net loss of $1,167,000, or $0.15 per diluted share, for the same period in 2018.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities, excluding deferred revenue, by $2,021,000 as of January 31, 2019. The Company’s stockholders’ equity was $2,902,000 as of January 31, 2019.

The outstanding principal amount under the note payable to a related party, G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, was $6,960,000 as of January 31, 2019 and $6,050,000 as of October 31, 2018, with a maturity date of November 1, 2020. For the three months ended January 31, 2019, the Company paid interest incurred on the note payable totaling $168,000. During the three months ended January 31, 2019, Mr. Gilbert loaned the Company an additional $910,000 (which amount is included in the outstanding principal amount due as of January 31, 2019 identified above).

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28, 2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the “Existing Gilbert Note”). The maturity date of the Existing Gilbert Note was due on November 1, 2019, and the total amount of principal and first quarter of fiscal year 2019 interest due and owing as of January 28, 2019, was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the principal amount of $6,960,000 (the “Fifth Replacement Note”) in exchange for the Existing Gilbert Note and the Company agreed to pay the first quarter of fiscal year 2019 accrued interest under the Existing Gilbert Note as of January 28, 2019, in an amount equal to $162,000, at the time and on the terms set forth in the Existing Gilbert Note. Under the terms of the Fifth Replacement Note, the maturity date was extended to November 1, 2020, and the annual interest rate remained at 9 3/4%. Interest payments under the Fifth Replacement Note shall be made annually on October 31st of each year. The Fifth Replacement Note is secured by the Company’s assets.

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

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 18, 2019, that if the Company, at any time, is unable to meet its obligations through March 18, 2020, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Net cash provided by operating activities was $2,601,000 for the three months ended January 31, 2019, and consisted of a net loss of $934,000, depreciation and amortization of $825,000, stock-based compensation expense of $156,000 and deferred revenue of $2,516,000, with the balance consisting of a decrease in accounts receivables and other assets and a decrease in account payable, accrued expense, and operating liabilities. Net cash used in investing activities was $751,000 for the three months ended January 31, 2019, which was expended for capitalized software development costs and additions to the PASSUR Network. Net cash provided by financing activities was $910,000 for the three months ended January 31, 2019 and consisted of proceeds from note payable – related party.  Net cash provided by operating activities increased by $43,000 for the three months ended January 31, 2019, as compared to the same period in 2018.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018. The Company had a change to its Revenue Recognition policy, as described below. These policies and estimates are critical to the Company’s business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606, The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled.

The Company derives revenue primarily from subscription-based, real-time decision and solution information and professional services. Revenues are recognized when control of these services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of transaction price;

●	Allocation of transaction price to performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognized revenue during the three months ended January 31, 2019, of $3,656,000 under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

Subscription services revenue

Subscription services revenue is comprised of cloud-based subscription fees that provide the customer the right to access the Company’s software and receive support and updates, if any, for a period of time. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company’s subscription contracts include a fixed amount of consideration that is recognized ratably over the non-cancelable contract term, beginning on the date that access is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one to three years in length, billed either, monthly, quarterly or annually, typically in advance, which coincides with the terms of the agreement. The Company’s subscription contracts do not have a significant financing component and customer invoices are typically due within 30 days. There is no significant variable consideration related to these arrangements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Professional services revenue

Professional services primarily consist of value assessments and customer training services. Payment for professional services is generally a fixed fee or a fee based on time and materials. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For professional services, revenue is recognized by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours, and as a practical expedient, progress for services that are contracted for time and materials is generally based on the amount the Company has the right to invoice. Professional services contracts are generally one year or less in length, billed either in advance, upon pre-defined milestones or as services are rendered which coincides with the terms of agreement. The Company’s professional service contracts do not have a significant financing component and customer invoices are typically due within 30 days.

Material rights

Contracts with customers may include material rights which are also performance obligations. Material rights primarily arise when the contract gives the customer the right to renew subscription services at a discounted price in the future. This may occur from time to time when the Company’s contracts provide an implicit discount as the customer pays a nonrefundable up-front fee in connection with the initial services contract that it does not have to pay again in order to renew the service. These non-refundable up-front fees are not related to any promised service that the customer benefits other than providing access to the subscription service.  Revenue allocated to material rights is recognized when the customer exercises the right over the estimated renewal period of five years or when the right expires. If exercised by the customer, the amount previously deferred for the material right is included in the transaction price of the renewal contract and allocated to the services included in that contract. If expired, revenue is recognized as subscription services revenue in the period the right expired. If the up-front fees do not provide the customer with a material right, then the amount is included in the transaction price of the initial services contract and allocated to the performance obligations in that contract.

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple distinct performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.  The standalone selling price reflects the price the Company would charge for a specific service if it was sold separately in similar circumstances and to similar customers. The Company maximizes the use of directly observable transactions to determine the standalone selling prices for its performance obligations. For subscription services, the Company separately determines the standalone selling prices by type of solution and customer demographics. For professional services, the Company separately determines standalone selling price by type of service.

Other policies and judgments

The commissions that the Company pays for obtaining a contract with a customer are conditional on future service provided by the employee. Therefore, since these costs are not incremental solely based on obtaining a contract, the Company does not defer any commission costs.

Recent Accounting Pronouncements

In May 2014, the FASB issued Topic 606. Topic 606 supersedes the revenue recognition requirements in Topic 605, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

On November 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the three months ended January 31, 2019, of $3,656,000 under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation: Topic 718” — Scope of Modification Accounting (“ASU 2017-09”), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The Company adopted this guidance during the quarter ended January 31, 2019, using the prospective method, with no material impact to its consolidated financial statements and related disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2019.

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

Item 5.  Other Information.

On February 26, 2019, the Board of Directors of the Company, subject to shareholder approval, unanimously adopted the 2019 Stock Incentive Plan (the “Plan”), to replace the Company’s 2009 Stock Incentive Plan, as amended (the “2009 Plan”), which expired on February 24, 2019. The Plan became effective upon the date of its adoption by the Board, subject to shareholder approval within twelve months of the date of such adoption.

On March 18, 2019, the Company’s significant shareholder and Chairman confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through March 18, 2020. A copy of the commitment is attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6.  Exhibits.

10.1 *	Commitment of G.S. Beckwith Gilbert, dated March 18, 2019.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: March 18, 2019	By: /s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 18, 2019	By: /s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)