Form 10-Q
period 2019-04-30
PASSUR Aerospace, Inc.
filed 2019-06-11
CIK 225628

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Securities registered pursuant to Section 12(b) of the Act: None

There were 7,696,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of June 1, 2019.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements
PASSUR Aerospace, Inc. and Subsidiary

      Consolidated Balance Sheets

	April 30, 2019	October 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$877,714	$100,856
Accounts receivable, net	990,330	1,186,664
Prepaid expenses and other current assets	421,618	199,173
Total current assets	2,289,662	1,486,693

PASSUR Network, net	4,425,951	4,800,750
Capitalized software development costs, net	8,371,969	8,141,589
Property and equipment, net	584,899	672,601
Other assets	93,180	112,551
Total assets	$15,765,661	$15,214,184

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,010,109	$989,958
Accrued expenses and other current liabilities	1,175,381	1,189,342
Deferred revenue, current portion	4,207,158	2,847,323
Total current liabilities	6,392,648	5,026,623

Deferred revenue, long term portion	382,517	409,971
Note payable - related party	6,960,000	6,050,000
Other liabilities	96,992	113,273
Total liabilities	13,832,157	11,599,867

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 at April 30, 2019 and October 31, 2018, respectively	84,804	84,804
Additional paid-in capital	17,664,341	17,345,450
Accumulated deficit	(13,881,963)	(11,882,259)
	3,867,182	5,547,995

Treasury stock, at cost, 784,435 shares at April 30, 2019 and October 31, 2018, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	1,933,504	3,614,317
Total liabilities and stockholders' equity	$15,765,661	$15,214,184

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

     Consolidated Statements of Operations

     (Unaudited)

	Three months ended
	April 30,
	2019	2018

Revenues	$3,634,124	$3,501,842

Cost of expenses:
Cost of revenues	2,036,347	2,026,121
Research and development expenses	139,318	149,163
Selling, general, and administrative expenses	2,422,361	2,276,284
	4,598,026	4,451,568

Loss from operations	$(963,902)	$(949,726)

Interest expense - related party	167,765	70,088
Other loss	-	4,506
Loss before income taxes	(1,131,667)	(1,024,320)

Provision for income taxes	-	-
Net loss	$(1,131,667)	$(1,024,320)

Net loss per common share - basic	$(0.15)	$(0.13)
Net loss per common share - diluted	$(0.15)	$(0.13)

Weighted average number of common shares outstanding - basic	7,696,091	7,696,091
Weighted average number of common shares outstanding - diluted	7,696,091	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

     Consolidated Statements of Operations

     (Unaudited)

	Six months ended
	April 30,
	2019	2018

Revenues	$7,290,248	$7,015,329

Cost of expenses:
Cost of revenues	4,068,766	4,265,421
Research and development expenses	283,273	303,829
Selling, general, and administrative expenses	4,668,259	4,497,113
	9,020,298	9,066,363

Loss from operations	$(1,730,050)	$(2,051,034)

Interest expense - related party	335,684	135,800
Other loss	-	4,506
Loss before income taxes	(2,065,734)	(2,191,340)

Provision for income taxes	-	-
Net loss	$(2,065,734)	$(2,191,340)

Net loss per common share - basic	$(0.27)	$(0.28)
Net loss per common share - diluted	$(0.27)	$(0.28)

Weighted average number of common shares outstanding - basic	7,696,091	7,696,091
Weighted average number of common shares outstanding - diluted	7,696,091	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Six Months ended April 30, 2019
			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2018	8,480,526	$84,804	$17,345,450	$(11,882,259)	$(1,933,678)	$3,614,317

Stock-based compensation expense			155,747	-	-	155,747
Net loss			-	(934,067)	-	(934,067)
Effect of new accounting standard			-	66,030	-	66,030
Balance at January 31, 2019	8,480,526	84,804	17,501,197	(12,750,296)	(1,933,678)	2,902,027

Stock-based compensation expense			163,144	-	-	163,144
Net loss			-	(1,131,667)	-	(1,131,667)
Balance at April 30, 2019	8,480,526	84,804	17,664,341	(13,881,963)	(1,933,678)	1,933,504

	Six Months ended April 30, 2018
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2017	8,480,526	$84,804	$16,699,337	$(6,397,874)	$(1,933,678)	$8,452,589

Stock-based compensation expense			171,112	-	-	171,112
Net loss			-	(1,167,019)	-	(1,167,019)
Balance at January 31, 2018	8,480,526	84,804	16,870,449	(7,564,893)	(1,933,678)	7,456,682

Stock-based compensation expense			170,528	-	-	170,528
Net loss			-	(1,024,320)	-	(1,024,320)
Balance at April 30, 2018	8,480,526	84,804	17,040,977	(8,589,213)	(1,933,678)	6,602,890

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2019	2018

Cash flows from operating activities
Net loss	$(2,065,734)	$(2,191,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,714,085	1,713,176
Other Liabilities	(16,281)	56,351
Stock-based compensation	318,891	341,640
Changes in operating assets and liabilities:
Accounts receivable	196,334	(414,273)
Prepaid expenses and other current assets	(242,790)	(136,575)
Other assets	19,371	8,274
Accounts payable	20,151	54,011
Accrued expenses and other current liabilities	(13,960)	11,493
Accrued interest - related party	-	70,088
Deferred revenue	1,398,410	1,231,074
Total adjustments	3,394,211	2,935,259
Net cash provided by operating activities	1,328,477	743,919

Cash flows used in investing activities
PASSUR Network	(41,031)	(185,444)
Software development costs	(1,342,336)	(1,302,349)
Property and equipment	(78,252)	(86,864)
Net cash used in investing activities	(1,461,619)	(1,574,657)

Cash flows from financing activities
Proceeds from notes payable - related party	910,000	925,000
Net cash provided by financing activities	910,000	925,000

Increase in cash	776,858	94,262

Cash - beginning of period	100,856	275,146
Cash - end of period	$877,714	$369,408

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$335,684	$65,713
Income taxes	$(12,200)	$1,245

See accompanying notes to consolidated financial statements.

 PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

April 30, 2019

 (Unaudited)

1. Nature of Business

PASSUR Aerospace, Inc. (“PASSUR” or the “Company”), a New York corporation founded in 1967, is a business intelligence company that provides the aviation industry with predictive analytics and decision support technology primarily to improve the operational performance and cash flow of airlines and the airports where they operate. PASSUR uses big data, within the aviation intelligence platform, and a suite of web-based solutions to address the aviation industry’s intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions. The Company’s technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, and has specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR’s mission is to improve global air traffic efficiencies by connecting the world’s aviation professionals on a single aviation intelligence platform, making PASSUR an element in addressing the aviation industry’s system-wide inefficiencies. We are an aviation intelligence company that makes air travel more predictable, gate-to-gate, by using predictive analytics generated from our own big data, to mitigate constraints for airlines and their passengers.

PASSUR’s information solutions are used by the five largest North American airlines, more than 60 airport customers, including 20 of the top 30 North American airports (with PASSUR solutions also used at the remaining ten airports by one or more airline customers), over a hundred business aviation organizations, and the U.S. government.

PASSUR provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. To enable this unique offering, PASSUR owns and operates the world’s largest commercial passive radar network, which updates flight tracks every 1 to 4.6 seconds. Our radar network powers a proprietary database that is accessible in real-time and delivers timely, accurate information and solutions via PASSUR’s industry-leading algorithms and business logic.

Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, result in reductions in overall costs and carbon emissions, help to maximize revenue opportunities, improve operational efficiency and enhance the passenger experience.

PASSUR’s commercial solutions enable aviation operators to optimize performance in today’s air traffic management system, while also achieving Next Generation Air Transportation System (“NextGen”) and Single European Sky ATM Research objectives.

PASSUR integrates data from multiple sources, including its independent network of surveillance sensors installed throughout North America (creating coast-to-coast coverage), Europe and Asia; government data; customer data; and data from third party partners. PASSUR’s sensors receive aircraft and drone signals in Mode A, C, S, and Automatic Dependent Surveillance-Broadcast (“ADS-B”), and provide position, altitude, beacon code, and tail number, among other information. PASSUR receives signals from aircraft that, when combined with its historical database of aircraft and airport behavior, including information recorded by its network over the last 15 years, allow the Company to know more about what has happened historically and what is happening in real-time. In addition, the historical database allows the Company to predict how aircraft, the airspace, and airports are going to perform, and more importantly, how the aircraft, the airspace, and airports should perform.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2018, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of April 30, 2019, and its consolidated results of operations for the three and six months ended April 30, 2019, and 2018.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ended October 31, 2019.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current assets exceeded current liabilities, excluding deferred revenue, by $104,000 as of April 30, 2019. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $6,960,000 at April 30, 2019, with a maturity of November 1, 2020. The Company’s stockholders’ equity was $1,934,000 at April 30, 2019. The Company had a net loss of $2,066,000 for the six months ended April 30, 2019.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated June 11, 2019, that if the Company, at any time, is unable to meet its obligations through June 11, 2020, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

The Company recognized revenue during the three and six months ended April 30, 2019, of $3,634,000 and $7,290,000, respectively, under Topic 606, which was not materially different from what would have been recognized under Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"). The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

A.   Nature of performance obligations

Subscription services revenue

Subscription services revenue is comprised of cloud-based subscription fees that provide the customer the right to access the Company’s software and receive support and updates, if any, for a period of time. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company’s subscription contracts include a fixed amount of consideration that is recognized ratably over the non-cancellable contract term, beginning on the date that access is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one to three years in length, billed either monthly, quarterly or annually, typically in advance, which coincides with the terms of the agreement. The Company’s subscription contracts do not have a significant financing component and customer invoices are typically due within 30 days. There is no significant variable consideration related to these arrangements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

B.   Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

	Three Months Ended	Six Months Ended
Revenue by type of customer:	April 30, 2019	April 30, 2019
Airlines	$2,211,000	$4,429,000
Airports	1,418,000	2,841,000
Other	5,000	20,000
Total Revenue	$3,634,000	$7,290,000

	Three Months Ended	Six Months Ended
Revenue by type of performance obligation:	April 30, 2019	April 30, 2019
Subscription services	$3,629,000	$7,225,000
Professional services	5,000	65,000
Total Revenue	$3,634,000	$7,290,000

C. Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2018	$1,175,000	$12,000	$3,191,000

Balance at April 30, 2019	$987,000	$3,000	$4,590,000

The difference in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the three and six months ended April 30, 2019 that was included in the deferred revenue balance at November 1, 2018 was $260,000 and $2,585,000.

Unbilled accounts receivable relates to the delivery of subscription and/or professional services for which the related billings will occur in a future period.

D. Transaction Price Allocated to the Remaining Performance Obligation

The following table discloses the aggregate amount of the transaction price allocated to the remaining performance obligations as of the end of the reporting period, and when the Company expects to recognize the revenue.

	12 months or less	Greater than 12 months *
Subscription services	$7,068,000	$1,958,000
Professional services	$59,000	$-
Material rights	$168,000	$290,000

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

As the reduction in the U.S. federal corporate tax rate is administratively effective on January 1, 2018, our blended U.S. federal tax rate for the fiscal year ended October 31, 2018, was approximately 23.2%. The U.S. federal corporate tax rate for the fiscal year ended on and after October 31, 2019 is 21%.   Given our full valuation allowance position, the Company did not record an income tax expense (benefit) in connection with the TCJA.  The Company completed its accounting for the TCJA as of October 31, 2018.

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For both the three and six months ended April 30, 2019 and 2018, the Company did not record an income tax provision (benefit).  The Company is projecting its annual effective tax rate for the six months ended April 30, 2019 to be 0% as its net deferred tax assets are not realizable on a more-likely-than-not basis.

Accounts Receivable

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $3,000 of unbilled receivables associated with contractually committed services provided to existing customers as of the six months ended April 30, 2019, which will be invoiced subsequent to April 30, 2019. At October 31, 2018, the Company’s accounts receivable balance included $12,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2018.

The provision for doubtful accounts was $159,000 as of April 30, 2019 and October 31, 2018, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which includes the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company capitalized $61,000 of PASSUR Network costs for both the three and six months ended April 30, 2019. Additionally, the Company used $13,000 and $22,000 of PASSUR Network parts for repairs during the three and six months ended April 30, 2019, respectively, and did not make any material purchases of parts during the same period.

Depreciation expenses related to the Company-owned PASSUR Network was $210,000 and $416,000 for the three and six months ended April 30, 2019, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems.

For the three and six months ended April 30, 2018, the Company capitalized $58,000 and $125,000, respectively, of PASSUR Network costs. Additionally, the Company purchased parts for the PASSUR Network totaling $20,000 and $72,000 and used $7,000 and $11,000 of PASSUR Network parts for repairs during the three and six months ended April 30, 2018, respectively.

Depreciation expenses related to the Company-owned PASSUR Network was $176,000 and $352,000 for the three and six months ended April 30, 2018, respectively.

The net carrying balance of the PASSUR Network as of April 30, 2019, and October 31, 2018, was $4,426,000 and $4,801,000, respectively. Included in the net carrying balance as of April 30, 2019 and October 31, 2018, were parts and finished goods for the PASSUR Network totaling $1,857,000 and $1,892,000, respectively, which have not yet been installed. PASSUR Network assets which are not installed are carried at cost and not depreciated until installed.

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

The Company capitalized $647,000 and $1,342,000 of software development costs during the three and six months ended April 30, 2019, respectively.  For the three and six months ended April 30, 2018, the Company capitalized $754,000 and $1,302,000, respectively, of software development costs.

The Company amortized $592,000 and $1,112,000 of capitalized software development costs during the three and six months ended April 30, 2019, respectively. For the three and six months ended April 30, 2018, the Company amortized $581,000 and $1,100,000 of capitalized software development costs. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within “Cost of Revenues”.

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

On February 26, 2019, the Board of Directors of the Company (the “Board”), subject to shareholder approval, unanimously adopted the 2019 Stock Incentive Plan (the “Plan”), to replace the Company’s 2009 Stock Incentive Plan, as amended (the “2009 Plan”), which expired February 24, 2019. The Company’s shareholders approved the Plan on April 9, 2019, and the Plan became effective upon the date of its adoption by the Board. The Plan allows for a cashless exercise. Shares used to calculate net loss per share are as follows:

	For the three months ended		For the six months ended
	April 30,		April 30,
	2019	2018	2019	2018
Basic Weighted average shares outstanding	7,696,091	7,696,091	7,696,091	7,696,091
Effect of dilutive stock options	-	-	-	-
Diluted weighted average shares outstanding	7,696,091	7,696,091	7,696,091	7,696,091

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,734,500	1,606,500	1,734,500	1,606,500

Stock-Based Compensation

The Company follows FASB ASC 718, “Compensation-Stock Compensation,” which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $163,000 and $319,000 for the three and six months ended April 30, 2019, respectively. Stock-based compensation expense was $171,000 and $342,000 for the three and six months ended April 30, 2018, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

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

On November 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the three and six months ended April 30, 2019, of $3,634,000 and $7,290,000, respectively, under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

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

3. Notes Payable – Related Party

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28, 2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the debt agreement with Mr. Gilbert (the “Past Gilbert Note”). The maturity date of the Past Gilbert Note was November 1, 2019, and the total amount of principal and interest due and owing as of January 28, 2019 under the Past Gilbert Note was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued to Mr. Gilbert a new debt agreement, which has a principal amount of $6,960,000 (the “Gilbert Note”), in exchange for the Past Gilbert Note and agreed to pay Mr. Gilbert $162,000 of interest which accrued under the Past Gilbert Note during the first quarter of fiscal year 2019, at the time and on the terms set forth in the Past Gilbert Note. The Gilbert Note bears a maturity date of November 1, 2020, with an annual interest rate of 9 3/4%. Interest payments are due by October 31st of each fiscal year. The Gilbert Note is secured by the Company’s assets. During the six months ended April 30, 2019, and prior to January 28, 2019, Mr. Gilbert loaned the Company an additional $910,000 (which amount is included in the outstanding principal amount of $6,960,000 under the Gilbert Note). During the six months ended April 30, 2019, the Company paid $336,000 of interest incurred on the Gilbert Note through April 30, 2019.

The Company has evaluated its financial position as of April 30, 2019, including an operating loss of $1,730,000 for the six months ended April 30, 2019 and working capital deficit of $4,103,000 as of April 30, 2019, and has requested and received a commitment from Mr. Gilbert, dated June 11, 2019, that if the Company, at any time, is unable to meet its obligations through June 11, 2020, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

Description of Business

The Company provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. To enable this unique offering, PASSUR® owns and operates the world’s largest commercial passive radar network, which updates flight tracks every 1 to 4.6 seconds. Our radar network powers a proprietary database that is accessible in real-time and delivers timely, accurate information and solutions via PASSUR’s industry-leading algorithms and business logic.

PASSUR’s information solutions are used by the five largest North American airlines, more than 60 airport customers, including at the top 30 North American airports (with PASSUR solutions also used at the remaining ten airports by one or more airline customers), over a hundred business aviation organizations, as well as the U.S. government.

Our core business addresses some of aviation industry’s most intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several independent studies have estimated the annual direct costs of such inefficiencies to airlines in the United States at over $8 billion annually, and worldwide direct cost at over $30 billion annually.

Solutions offered by PASSUR help to ensure flight completion. They cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, help to maximize revenue opportunities, improve operational efficiency, and enhance the passenger experience.

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

2)
Continue integrating multiple additional industry data sets into the Company’s integrated aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance technologies, in order to ensure that PASSUR is the primary choice for data integration and management for large aviation organizations;

3)	Continue extending the reach of the PASSUR Network, which provides the proprietary backbone for many of the Company’s solutions; and

4)
Continue developing the Company’s professional service capabilities in order to ensure that its solutions can be fully implemented in its customers’ work environments, with minimal demand on customers’ internal resources.

For the three months ended April 30, 2019, total revenue increased 4% to $3,634,000, compared with $3,502,000 for the same period in fiscal year 2018. Loss from operations for the three months ended April 30, 2019 was $964,000, compared to $950,000 for the same period in fiscal year 2018. For the three months ended April 30, 2019, net loss was $1,132,000, or $0.15 per diluted share, compared to a net loss of $1,024,000, or $0.13 per diluted share, in the same period in fiscal year 2018.

For the six months ended April 30, 2019, total revenue increased 4% to $7,290,000, compared with $7,015,000 for the same period in fiscal year 2018. Loss from operations for the six months ended April 30, 2019 was $1,730,000, compared to $2,051,000 for the same period in fiscal year 2018. For the six months ended April 30, 2019, net loss was $2,066,000, or $0.27 per diluted share, compared to a net loss of $2,191,000, or $0.28 per diluted share, in the same period in fiscal year 2018.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

For the three months ended April 30, 2019, total revenues increased by $132,000, or 4%, to $3,634,000, as compared with $3,502,000 for the same period in 2018. The increase in total revenues was primarily due to an increase in subscription revenue of $191,000, or 6%, which was offset by a decrease in consulting revenue of $59,000 to $54,000, as compared with the same period in the prior year.

For the six months ended April 30, 2019, total revenues increased by $275,000, or 4%, to $7,290,000, as compared with $7,015,000 for the same period in 2018. The increase in total revenues was primarily due to an increase in subscription revenue of $282,000, or 4%, as compared with the same period in the prior year.

The increase in subscription revenue for both the three and six months ended April 30, 2019 was primarily due to (i) a new contract for subscription services closed during fiscal year 2019 and (ii) net incremental revenue recognized during the periods in fiscal 2019 related to new contracts closed during fiscal year 2018. These increases were offset by expired contracts during the three and six months ended April 30, 2019, respectively.

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

For the three months ended April 30, 2019, cost of revenues increased $10,000, or 1%, to $2,036,000, as compared with the same period in fiscal year 2018. The increase in cost of revenues for the three months ended April 30, 2019, as compared to the prior year, was primarily attributable to an increase in amortization expense associated with previously capitalized software projects which were placed into service during the current period.

For the six months ended April 30, 2019, cost of revenues decreased $197,000, or 5%, to $4,069,000, as compared with the same period in fiscal year 2018. The decrease in cost of revenues for the six months ended April 30, 2019, as compared to the prior year, was primarily attributable to a net decrease in personnel related cost of $250,000 due to the outsourcing of some of our software development activities. This decrease in cost of revenues was offset by an increase in amortization expenses associated with our capitalized software projects of $12,000, and net increases in other accounts within cost of revenues as compared to the same period in fiscal year 2018.

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

Research and Development

For the three months ended April 30, 2019, research and development expenses decreased $10,000, or 7%, to $139,000, as compared to $149,000 for the same period in fiscal year 2018. The decrease in research and development expenses was primarily attributable to an increase in personnel related costs allocated to cost of revenues from research and development as compared to prior year.

For the six months ended April 30, 2019, research and development expenses decreased $21,000, or 7%, to $283,000, as compared to $304,000 for the same period in fiscal year 2018. The decrease in research and development expenses was primarily attributable to an increase in personnel related costs allocated to cost of revenues from research and development as compared to prior year.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended April 30, 2019, selling, general, and administrative expenses increased $146,000, or 6%, to $2,422,000, as compared to $2,276,000 for the same period in fiscal year 2018. The increase in selling, general, and administrative expense for the three months ended April 30, 2019 was primarily due to (i) an increase in professional and consulting expenses of $130,000 and (ii) net increase in miscellaneous other accounts within selling, general and administrative expenses, as compared to the same period in fiscal year 2018.

For the six months ended April 30, 2019, selling, general and administrative expenses increased $171,000, or 4%, to $4,668,000, as compared to $4,497,000 for the same period in fiscal year 2018. The increase in selling, general, and administrative expense for the six months ended April 30, 2019, was primarily due to an increase in professional and consulting expenses of $226,000. This increase was offset by (i) a decrease in depreciation expenses of approximately $39,000 and (ii) net decrease in miscellaneous other accounts within selling, general and administrative expenses, as compared to the same period in fiscal year 2018.

Loss from Operations

For the three months ended April 30, 2019, loss from operations increased $14,000 to $964,000, as compared with the same period in fiscal year 2018.  The increase was primarily due to an increase in operating expenses of $146,000, or 3%, offset by an increase in revenue of $132,000, as compared to the same period in fiscal year 2018. For the six months ended April 30, 2019, loss from operations decreased $321,000 to $1,730,000, as compared with the same period in fiscal year 2018. The decrease was primarily due to (i) an increase in revenue of $275,000 or 4% and (ii) a decrease in operating expenses of $46,000 or 1%, as compared to the same period in fiscal year 2018.

Interest Expense – Related Party

Interest expense – related party increased $98,000, or 139%, and $200,000, or 147%, for the three and six months ended April 30, 2019, respectively, as compared to the same periods in fiscal year 2018, due to the higher principal balance outstanding on the note in fiscal year 2019 and the interest rate increase on the outstanding note, as compared to the same period in fiscal year 2018.

Net Loss

The Company had a net loss of $1,132,000, or $0.15 per diluted share, for the three months ended April 30, 2019, as compared to a net loss of $1,024,000, or $0.13 per diluted share, for the same period in 2018. The Company had a net loss of $2,066,000, or $0.27 per diluted share, for the six months ended April 30, 2019, as compared to a net loss of $2,191,000, or $0.28 per diluted share, for the same period in 2018.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities, excluding deferred revenue, by $104,000 as of April 30, 2019. The Company’s stockholders’ equity was $1,934,000 as of April 30, 2019.

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28, 2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the debt agreement with Mr. Gilbert (the “Past Gilbert Note”). The maturity date of the Past Gilbert Note was November 1, 2019. The outstanding principal amount under the Past Gilbert Note was $6,050,000 as of October 31, 2018, and the total amount of principal and interest due and owing as of January 28, 2019 under the Past Gilbert Note was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued to Mr. Gilbert a new debt agreement, which has a principal amount of $6,960,000 (the “Gilbert Note”), in exchange for the Past Gilbert Note and agreed to pay Mr. Gilbert $162,000 of interest which accrued under the Past Gilbert Note during the first quarter of fiscal year 2019, at the time and on the terms set forth in the Past Gilbert Note. The Gilbert Note bears a maturity date of November 1, 2020, with an annual interest rate of 9 3/4%. Interest payments are due on October 31st of each fiscal year. The Gilbert Note is secured by the Company’s assets.

During the six months ended April 30, 2019, the Company paid interest incurred on the Gilbert Note totaling $336,000. During the six months ended April 30, 2019, and prior to January 28, 2019, Mr. Gilbert loaned the Company an additional $910,000 (which amount is included in the outstanding principal amount of $6,960,000 under the Gilbert Note).

Management is addressing the Company’s working capital deficiency by aggressively marketing the Company’s PASSUR Network information capabilities in its existing product and professional service lines, as well as in new products and professional services which are continually being developed and deployed. Management believes that the continued development of its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. However, there are no assurances that such growth will be achieved.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated June 11, 2019, that if the Company, at any time, is unable to meet its obligations through June 11, 2020, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Net cash provided by operating activities was $1,328,000 for the six months ended April 30, 2019, and consisted of a net loss of $2,066,000, depreciation and amortization of $1,714,000, stock-based compensation expense of $319,000, and deferred revenue of $1,398,000, with the balance consisting of a decrease in accounts receivables and other assets and a net decrease in account payable, accrued expense, and operating liabilities, as compared to the same period in fiscal year 2018. Net cash used in investing activities was $1,462,000 for the six months ended April 30, 2019, which was expended for software development costs and additions to the PASSUR Network. Net cash provided by financing activities was $910,000 for the six months ended April 30, 2019, and consisted of proceeds from note payable – related party.  Net cash provided by operating activities increased by $585,000 for the six months ended April 30, 2019, as compared to the same period in 2018.

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

Interest by potential customers in the Company’s information and decision support software products obtained from the PASSUR Network Systems and other sources and its professional services remains strong. As a result, the Company believes that future revenues will increase on an annualized basis. However, there are no guarantees that such annualized future revenue increases will occur. If revenues do not increase and the Company’s cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company’s ability to optimize its cost structures.

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

The Company recognized revenue during the three and six months ended April 30, 2019, of $3,634,000 and $7,290,000, respectively, under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

Subscription services revenue

Subscription services revenue is comprised of cloud-based subscription fees that provide the customer the right to access the Company’s software and receive support and updates, if any, for a period of time. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company’s subscription contracts include a fixed amount of consideration that is recognized ratably over the non-cancellable contract term, beginning on the date that access is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one to three years in length, billed either, monthly, quarterly or annually, typically in advance, which coincides with the terms of the agreement. The Company’s subscription contracts do not have a significant financing component and customer invoices are typically due within 30 days. There is no significant variable consideration related to these arrangements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

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

On November 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the three and six months ended April 30, 2019, of $3,634,000 and $7,290,000, respectively, under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2019.

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

Item 5.  Other Information.

On June 11, 2019, the Company’s significant shareholder and Chairman confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through June 11, 2020. A copy of the commitment is attached as Exhibit 10.5 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6.  Exhibits.

3.1	The Company’s composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

3.1.1
The Company’s Amendment No. 1, dated as of April 5, 2017, to the Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

3.2	The Company’s By-laws, dated as of May 16, 1988, are incorporated by reference from Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.1	PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2019.

10.2	Form of Award Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on April 15, 2019.

10.3
Debt Extension Agreement, dated as of January 28, 2019, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert, is incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

10.4
Secure Promissory Note, dated as of January 28, 2019, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender, is incorporated by reference from Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

10.5 *	Commitment of G.S. Beckwith Gilbert, dated June 11, 2019.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: June 11, 2019	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 11, 2019	By:	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)