Form 10-Q
period 2019-07-31
PASSUR Aerospace, Inc.
filed 2019-09-11
CIK 225628

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period ended July 31, 2019

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

There were 7,696,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of September 1, 2019.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements
PASSUR Aerospace, Inc. and Subsidiary

      Consolidated Balance Sheets

	July 31, 2019	October 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$3,786	$100,856
Accounts receivable, net	1,292,723	1,186,664
Prepaid expenses and other current assets	306,908	199,173
Total current assets	1,603,417	1,486,693

PASSUR Network, net	4,191,555	4,800,750
Capitalized software development costs, net	8,375,011	8,141,589
Property and equipment, net	514,179	672,601
Other assets	84,747	112,551
Total assets	$14,768,909	$15,214,184

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,189,618	$989,958
Accrued expenses and other current liabilities	916,064	1,189,342
Deferred revenue, current portion	3,478,241	2,847,323
Total current liabilities	5,583,923	5,026,623

Deferred revenue, long term portion	386,390	409,971
Note payable - related party	7,700,000	6,050,000
Other liabilities	88,782	113,273
Total liabilities	13,759,095	11,599,867

Commitments and contingencies

Stockholders' equity:

Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 at July 31, 2019 and October 31, 2018, respectively	84,804	84,804
Additional paid-in capital	17,814,486	17,345,450
Accumulated deficit	(14,955,798)	(11,882,259)
	2,943,492	5,547,995

Treasury stock, at cost, 784,435 shares at July 31, 2019 and October 31, 2018, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	1,009,814	3,614,317
Total liabilities and stockholders' equity	$14,768,909	$15,214,184

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	July 31,
	2019	2018

Revenues	$3,798,149	$3,715,767

Operating expenses:
Cost of revenues	2,137,662	3,908,281
Research and development expenses	143,102	151,185
Selling, general, and administrative expenses	2,411,029	2,254,846
	4,691,793	6,314,312

Loss from operations	$(893,644)	$(2,598,545)

Interest expense - related party	180,191	78,300
Other loss	-	-
Loss before income taxes	(1,073,835)	(2,676,845)

Provision for income taxes	-	-
Net loss	$(1,073,835)	$(2,676,845)

Net loss per common share - basic	$(0.14)	$(0.35)
Net loss per common share - diluted	$(0.14)	$(0.35)

Weighted average number of common shares outstanding - basic	7,696,091	7,696,091
Weighted average number of common shares outstanding - diluted	7,696,091	7,696,091

See accompanying notes to unaudited consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine months ended
	July 31,
	2019	2018

Revenues	$11,088,397	$10,731,096

Operating expenses:
Cost of revenues	6,206,428	8,173,702
Research and development expenses	426,376	455,014
Selling, general, and administrative expenses	7,079,287	6,751,959
	13,712,091	15,380,675

Loss from operations	$(2,623,694)	$(4,649,579)

Interest expense - related party	515,875	214,100
Other loss	-	4,506
Loss before income taxes	(3,139,569)	(4,868,185)

Provision for income taxes	-	-
Net loss	$(3,139,569)	$(4,868,185)

Net loss per common share - basic	$(0.41)	$(0.63)
Net loss per common share - diluted	$(0.41)	$(0.63)

Weighted average number of common shares outstanding - basic	7,696,091	7,696,091
Weighted average number of common shares outstanding - diluted	7,696,091	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Nine Months ended July 31, 2019
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2018	8,480,526	$84,804	$17,345,450	$(11,882,259)	$(1,933,678)	$3,614,317

Stock-based compensation expense			155,747	-	-	155,747
Net loss			-	(934,067)	-	(934,067)
Effect of new accounting standard			-	66,030	-	66,030
Balance at January 31, 2019	8,480,526	84,804	17,501,197	(12,750,296)	(1,933,678)	2,902,027

Stock-based compensation expense			163,144	-	-	163,144
Net loss			-	(1,131,667)	-	(1,131,667)
Balance at April 30, 2019	8,480,526	84,804	17,664,341	(13,881,963)	(1,933,678)	1,933,504

Stock-based compensation expense			150,145	-	-	150,145
Net loss			-	(1,073,835)	-	(1,073,835)
Balance at July 31, 2019	8,480,526	84,804	17,814,486	(14,955,798)	(1,933,678)	1,009,814

	Nine Months ended July 31, 2018
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2017	8,480,526	$84,804	$16,699,337	$(6,397,874)	$(1,933,678)	$8,452,589

Stock-based compensation expense			171,112	-	-	171,112
Net loss			-	(1,167,019)	-	(1,167,019)
Balance at January 31, 2018	8,480,526	84,804	16,870,449	(7,564,893)	(1,933,678)	7,456,682

Stock-based compensation expense			170,528	-	-	170,528
Net loss			-	(1,024,320)	-	(1,024,320)
Balance at April 30, 2018	8,480,526	84,804	17,040,977	(8,589,213)	(1,933,678)	6,602,890

Stock-based compensation expense			166,260	-	-	166,260
Net loss			-	(2,676,845)	-	(2,676,845)
Balance at July 31, 2018	8,480,526	84,804	17,207,237	(11,266,058)	(1,933,678)	4,092,305

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2019	2018

Cash flows from operating activities
Net loss	$(3,139,569)	$(4,868,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,659,381	2,723,450
Provision for doubtful accounts	-	7,500
Provision for obsolete and slow moving PASSUR Network parts and supplies	-	229,500
Other Liabilities	(24,491)	116,394
Stock-based compensation	469,036	507,900
Loss from impairment charges	-	1,246,354
Changes in operating assets and liabilities:
Accounts receivable	(106,059)	(625,208)
Prepaid expenses and other current assets	(138,254)	(42,699)
Other assets	27,804	18,741
Accounts payable	199,660	(45,930)
Accrued expenses and other current liabilities	(273,278)	(11,595)
Accrued interest - related party	-	78,300
Deferred revenue	673,366	822,899
Total adjustments	3,487,165	5,025,606
Net cash provided by operating activities	347,596	157,421

Cash flows used in investing activities
PASSUR Network	(32,964)	(320,601)
Software development costs	(1,976,541)	(1,844,224)
Property and equipment	(85,161)	(160,328)
Net cash used in investing activities	(2,094,666)	(2,325,153)

Cash flows from financing activities
Proceeds from notes payable - related party	1,650,000	1,925,000
Net cash provided by financing activities	1,650,000	1,925,000

Decrease in cash	(97,070)	(242,732)

Cash - beginning of period	100,856	275,146
Cash - end of period	$3,786	$32,414

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$515,875	$135,800
Income taxes	$(26,057)	$5,545

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

July 31, 2019

(Unaudited)

1.   Nature of Business

PASSUR Aerospace, Inc. (“PASSUR” or the “Company”), a New York corporation founded in 1967, is a business intelligence company that provides the aviation industry with predictive analytics and decision support technology primarily to improve the operational performance and cash flow of airlines and the airports where they operate. PASSUR uses big data, within the aviation intelligence platform, and a suite of web-based solutions to address the aviation industry’s intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions. The Company’s technology platform is supported by its Aviation Intelligence Center of Excellence, a team of subject matter experts with extensive experience in airline, airport, and business aviation operations, finance, air traffic management, systems automation, and data visualization, and specific expertise in the operational and business needs, requirements, objectives, and constraints of the aviation industry.

PASSUR’s mission is to improve global air traffic efficiencies by connecting the world’s aviation professionals on a single aviation intelligence platform, making PASSUR an element in addressing the aviation industry’s system-wide inefficiencies. We make air travel more predictable, gate-to-gate, by using predictive analytics generated from our own big data, to mitigate constraints for airlines and their passengers.

PASSUR’s information solutions are used by the five largest North American airlines, major airlines in Europe, more than 60 airport customers, including 20 of the top 30 North American airports (with PASSUR solutions also used at the remaining 10 airports by one or more airline customers), over 100 business aviation organizations, and the U.S. government.

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

Solutions offered by PASSUR help ensure flight completion (covering the entire flight life cycle from gate to gate), result in reductions in overall costs and carbon emissions, help to maximize revenue opportunities, improve operational efficiency and enhance the passenger experience.  PASSUR’s commercial solutions enable aviation operators to optimize performance in today’s air traffic management system, while also achieving Next Generation Air Transportation System (“NextGen”) and Single European Sky ATM Research objectives.

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

2.  Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2018, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of July 31, 2019, and its consolidated results of operations for the three and nine months ended July 31, 2019, and 2018.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ended October 31, 2019.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current liabilities, excluding deferred revenue, exceeded current assets by $502,000 as of July 31, 2019. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $7,700,000 at July 31, 2019, with a maturity of November 1, 2020. The Company’s stockholders’ equity was $1,010,000 at July 31, 2019. The Company had a net loss of $3,140,000 for the nine months ended July 31, 2019.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated September 11, 2019, that, if the Company, at any time, is unable to meet its obligations through September 11, 2020, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, and/or, if deemed necessary, the deferral of principal and/or interest payments due on the existing loans. The note payable is secured by the Company’s assets.

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

The Company derives revenue primarily from subscription-based, real-time decision and solution information and professional services. Revenues are recognized when control of these services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for such services.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of transaction price;

•	Allocation of transaction price to performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognized revenue during the three and nine months ended July 31, 2019, of $3,798,000 and $11,088,000, respectively, under Topic 606, which was not materially different from what would have been recognized under Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"). The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018, due to the impact of adopting Topic 606.

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

Professional services revenue

Professional services primarily consist of value assessments and customer training services.  The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For professional services, revenue is recognized by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours, and as a practical expedient, progress for services that are contracted for time and materials is generally based on the amount the Company has the right to invoice. Professional services contracts are generally one year or less in length, billed either in advance, upon pre-defined milestones or as services are rendered. Payment for professional services is generally a fixed fee or a fee based on time and materials., which coincides with the terms of the agreement. The Company’s professional service contracts do not have a significant financing component and customer invoices are typically due within 30 days.

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

Contracts with Multiple Performance Obligations

Some Company contracts with customers contain multiple distinct performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.  The standalone selling price reflects the price the Company would charge for a specific service if it was sold separately in similar circumstances and to similar customers. The Company maximizes the use of directly observable transactions to determine the standalone selling prices for its performance obligations. For subscription services, the Company separately determines the standalone selling prices by type of solution and customer demographics. For professional services, the Company separately determines standalone selling price by type of services.

Other policies and judgments

The commissions that the Company pays for obtaining a contract with a customer are conditional on future service provided by the employee. Therefore, since these costs are not incremental solely based on obtaining a contract, the Company does not defer any commission costs.

B.	Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

	Three Months Ended	Nine Months Ended
Revenue by type of customer:	July 31, 2019	July 31, 2019
Airlines	$2,396,000	$6,829,000
Airports	1,387,000	4,224,000
Other	15,000	35,000
Total Revenue	$3,798,000	$11,088,000

	Three Months Ended	Nine Months Ended
Revenue by type of performance obligation:	July 31, 2019	July 31, 2019
Subscription services	$3,693,000	$10,918,000
Professional services	105,000	170,000
Total Revenue	$3,798,000	$11,088,000

C.	Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2018	$1,175,000	$12,000	$3,191,000

Balance at July 31, 2019	$1,251,000	$42,000	$3,865,000

The difference in the opening and closing balances of the Company’s unbilled receivables and deferred revenues primarily results from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the three and nine months ended July 31, 2019 that was included in the deferred revenue balance at November 1, 2018 was $159,000 and $2,744,000, respectively.

Unbilled accounts receivable relate to the delivery of subscription and/or professional services for which the related billings will occur in a future period.

D.	Transaction Price Allocated to the Remaining Performance Obligation

The following table discloses the aggregate amount of the transaction price allocated to the remaining performance obligations as of the end of the reporting period, and when the Company expects to recognize the revenue.

	12 months or less	Greater than 12 months *
Subscription services	$6,159,000	$1,654,000
Professional services	$89,000	$-
Material rights	$193,000	$374,000

*Approximately 95% of these amounts are expected to be recognized between 12 and 36 months from July 31, 2019.

The table above includes amounts billed and not yet recognized as revenue, as well as unrecognized future committed billings in customer contracts and excludes future billing amounts for which the customer has a termination for convenience right in their agreement.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to: (1) reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) changes to the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) acceleration of expensing certain qualified property; (4) creation of a new limitation on deductible interest expense (i.e., 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter); (5) elimination of the corporate alternative minimum tax; and (6) imposition of further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017.

As the reduction in the U.S. federal corporate tax rate was administratively effective on January 1, 2018, our blended U.S. federal tax rate for the fiscal year ended October 31, 2018, was approximately 23.2%. The U.S. federal corporate tax rate for the fiscal year ended on and after October 31, 2019 is 21%.  Given our full valuation allowance position, the Company did not record an income tax expense (benefit) in connection with the TCJA.  The Company completed its accounting for the TCJA as of October 31, 2018.

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. For both the three and nine months ended July 31, 2019 and 2018, the Company did not record an income tax provision (benefit).  The Company is projecting its annual effective tax rate for the nine months ended July 31, 2019 to be 0% as its net deferred tax assets are not realizable on a more-likely-than-not basis.

Accounts Receivable

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $42,000 of unbilled receivables associated with contractually committed services provided to existing customers as of the nine months ended July 31, 2019, which will be invoiced subsequent to July 31, 2019. At October 31, 2018, the Company’s accounts receivable balance included $12,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2018.

The provision for doubtful accounts was $159,000 as of July 31, 2019 and October 31, 2018, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which includes the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company capitalized $61,000 of PASSUR Network costs for the nine months ended July 31, 2019. Additionally, the Company used $8,000 and $30,000 of PASSUR Network parts for repairs during the three and nine months ended July 31, 2019, respectively, and did not make any material purchases of parts during the period.

Depreciation expenses related to the Company-owned PASSUR Network were $226,000 and $642,000 for the three and nine months ended July 31, 2019, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems.

For the three and nine months ended July 31, 2018, the Company capitalized $87,000 and $212,000, respectively, of PASSUR Network costs. Additionally, the Company purchased parts for the PASSUR Network totaling $48,000 and $120,000 and used $100 and $11,000 of PASSUR Network parts for repairs during the three and nine months ended July 31, 2018, respectively.

Depreciation expenses related to the Company-owned PASSUR Network were $213,000 and $565,000 for the three and nine months ended July 31, 2018, respectively.

The net carrying balance of the PASSUR Network as of July 31, 2019, and October 31, 2018, was $4,192,000 and $4,801,000, respectively. Included in the net carrying balance as of July 31, 2019 and October 31, 2018, were parts and finished goods for the PASSUR Network totaling $1,849,000 and $1,892,000, respectively, which have not yet been installed. PASSUR Network assets which are not installed are carried at cost and not depreciated until installed.

During the third quarter of fiscal year 2018, in accordance with the Company’s policy on long-lived assets, the Company determined it had an excess of non-critical PASSUR Network parts and supplies, which resulted in an increase of $230,000 in the reserve to approximately $270,000. Additionally, during the third quarter of fiscal year 2018, the Company determined that certain PASSUR Network assets were no longer likely to generate future revenue as a result of a change in a customer’s requirements at a specific location, which resulted in an impairment charge and write-off of approximately $510,000. This cost was recorded within “Cost of Revenues”.

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

The Company capitalized $634,000 and $1,977,000 of software development costs during the three and nine months ended July 31, 2019, respectively.  For the three and nine months ended July 31, 2018, the Company capitalized $542,000 and $1,844,000, respectively, of software development costs.

The Company amortized $631,000 and $1,743,000 of capitalized software development costs during the three and nine months ended July 31, 2019, respectively. For the three and nine months ended July 31, 2018, the Company amortized $666,000 and $1,766,000 of capitalized software development costs. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within “Cost of Revenues”.

During the third quarter of fiscal year 2018, the Company reviewed the value of its capitalized software products and determined that one capitalized software product would no longer be marketed or made available for subscription sales as currently developed, which resulted in an impairment charge and write-off of the carrying amount of approximately $736,000. These costs were recorded within “Cost of Revenues”.

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

Deferred Tax Asset

Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax asset will be realized. The Company considers all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined that its net deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required against its net deferred tax assets.

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

On February 26, 2019, the Board of Directors of the Company (the “Board”), subject to shareholder approval, unanimously adopted the Company’s 2019 Stock Incentive Plan (the “Plan”), to replace the Company’s 2009 Stock Incentive Plan, as amended (the “2009 Plan”), which expired February 24, 2019. The Company’s shareholders approved the Plan on April 9, 2019, and the Plan became effective upon the date of its adoption by the Board. The Plan allows for a cashless exercise of stock options awarded under the Plan. Shares used to calculate net loss per share are as follows:

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2019	2018	2019	2018
Basic Weighted average shares outstanding	7,696,091	7,696,091	7,696,091	7,696,091
Effect of dilutive stock options	-	-	-	-
Diluted weighted average shares outstanding	7,696,091	7,696,091	7,696,091	7,696,091

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,704,500	1,632,000	1,704,500	1,632,000

Stock-Based Compensation

The Company follows FASB ASC 718, “Compensation-Stock Compensation,” which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $150,000 and $469,000 for the three and nine months ended July 31, 2019, respectively. Stock-based compensation expense was $166,000 and $508,000 for the three and nine months ended July 31, 2018, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

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

On November 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the three and nine months ended July 31, 2019, of $3,798,000 and $11,088,000, respectively, under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018, due to the impact of adopting Topic 606.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  This guidance is effective for annual periods beginning after December 15, 2018. The Company will adopt the new lease accounting standard for annual periods beginning November 1, 2019, and has elected to apply the provisions of the standard on the date of adoption. Accordingly, the Company will not restate prior year comparative periods to report the impact of the new lease accounting standard for those periods. The Company anticipates that the adoption of the new lease accounting standard will result in the recognition of right-of-use assets and lease liabilities on its balance sheet at November 1, 2019, consisting primarily of the Company's operating lease covering its corporate office and other facilities that expires through various dates through June 2023. The Company does not anticipate that the new lease accounting standard will materially impact its statement of operations or statement of cash flows in periods subsequent to adoption. The aforementioned impact related to the adoption of the new lease accounting standard are based on the Company’s assessment to date which is still ongoing.

3. Notes Payable – Related Party

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28, 2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the debt agreement with Mr. Gilbert (the “Past Gilbert Note”). The maturity date of the Past Gilbert Note was November 1, 2019, and the total amount of principal and interest due and owing as of January 28, 2019 under the Past Gilbert Note was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued to Mr. Gilbert a new debt agreement, which has a principal amount of $6,960,000 (the “Gilbert Note”), in exchange for the Past Gilbert Note, and agreed to pay Mr. Gilbert $162,000 of interest which accrued under the Past Gilbert Note during the first quarter of fiscal year 2019, at the time and on the terms set forth in the Past Gilbert Note. The Gilbert Note bears a maturity date of November 1, 2020, with an annual interest rate of 9 3/4%. Interest payments are due by October 31st of each fiscal year. The Gilbert Note is secured by the Company’s assets. During the nine months ended July 31, 2019, and prior to January 28, 2019, Mr. Gilbert loaned the Company an additional $1,650,000 (which amount is included in the outstanding principal amount of $7,700,000 under the Gilbert Note). Additionally, subsequent to July 31, 2019, Mr. Gilbert loaned the Company an additional $325,000. As of September 11, 2019, the principal amount of the loan outstanding to Mr. Gilbert was $8,025,000. During the nine months ended July 31, 2019, the Company paid $516,000 of interest incurred on the Gilbert Note through July 31, 2019.

The Company has evaluated its financial position as of July 31, 2019, including an operating loss of $2,624,000 for the nine months ended July 31, 2019, and working capital deficit of $3,981,000 as of July 31, 2019, and has requested and received a commitment from Mr. Gilbert, dated September 11, 2019, that, if the Company, at any time, is unable to meet its obligations through September 11, 2020, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, and/or, if deemed necessary, the deferral of principal and/or interest payments due on the existing loans.

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

PASSUR’s information solutions are used by the five largest North American airlines, major airlines in Europe, more than 60 airport customers, including 20 of the top 30 North American airports (with PASSUR solutions also used at the remaining 10 airports by one or more airline customers), over 100 business aviation organizations, as well as the U.S. government.

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

For the three months ended July 31, 2019, total revenue increased 2% to $3,798,000, compared with $3,716,000 for the same period in fiscal year 2018. Loss from operations for the three months ended July 31, 2019 was $894,000, compared to $2,599,000 for the same period in fiscal year 2018. For the three months ended July 31, 2019, net loss was $1,074,000, or $0.14 per diluted share, compared to a net loss of $2,677,000, or $0.35 per diluted share, in the same period in fiscal year 2018.

For the nine months ended July 31, 2019, total revenue increased 3% to $11,088,000, compared with $10,731,000 for the same period in fiscal year 2018. Loss from operations for the nine months ended July 31, 2019 was $2,624,000, compared to $4,650,000 for the same period in fiscal year 2018. For the nine months ended July 31, 2019, net loss was $3,140,000, or $0.41 per diluted share, compared to a net loss of $4,868,000, or $0.63 per diluted share, in the same period in fiscal year 2018.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data enhanced by the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

For the three months ended July 31, 2019, total revenues increased by $82,000, or 2%, to $3,798,000, as compared with $3,716,000 for the same period in 2018. The increase in total revenues was primarily due to an increase in subscription revenue   of $84,000, as compared with the same period in the prior year.  The increase in subscription revenue was offset by a decrease in consulting and other revenue of $2,000, as compared with the same period in the prior year.

For the nine months ended July 31, 2019, total revenues increased by $357,000, or 3%, to $11,088,000, as compared with $10,731,000 for the same period in 2018. The increase in total revenues was primarily due to an increase in subscription revenue of $366,000, or 4%, as compared with the same period in the prior year. This increase in subscription revenue was offset by a decrease in consulting and other revenue of $9,000, as compared with the same period in the prior year.

The change in subscription revenue for both the three and nine months ended July 31, 2019 was primarily due to (i) new contracts for subscription services closed during fiscal year 2019, and (ii) net incremental revenue recognized during the periods in fiscal year 2019 related to new contracts closed during fiscal year 2018, partially offset by expired contracts during the three and nine months ended July 31, 2019, respectively.

The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers’ needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the PASSUR Network, which includes the production, shipment, and installation of these assets (currently largely installed by unaffiliated outside contractors), which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects, (all referred to as “Capitalized Assets”). The labor and fringe benefit costs of Company employees involved in creating Capitalized Assets are capitalized, rather than expensed, and amortized, usually over five or seven years, as determined by their projected useful life. The Company does not break down its costs by product.

For the three months ended July 31, 2019, cost of revenues decreased $1,771,000, or 45%, to $2,138,000, as compared with $3,908,000 for the same period in fiscal year 2018. The decrease in cost of revenues for the three months ended July 31, 2019, as compared to the prior year, was primarily attributable to an asset write-off and impairment charges during the third quarter of 2018 totaling approximately $1,476,000, which was comprised of (i) an increase in the PASSUR Network parts and supplies reserve of approximately $230,000; (ii) an impairment charge and write-off of certain PASSUR Network assets of approximately $510,000, which assets were determined to no longer be likely to generate future revenue as a result of a change in a customer’s requirements at a specific location; and (iii) an impairment charge and write-off of a capitalized software product of approximately $736,000, which the Company determined it would no longer market for subscription sales as currently developed.  Excluding the prior year charges detailed above, cost of revenues decreased $295,000 compared with the same period in 2018, which was primarily attributable to a net decrease in personnel related costs of $263,000, due to the outsourcing of some of our software development activities.

For the nine months ended July 31, 2019, cost of revenues decreased $1,967,000, or 24%, to $6,206,000, as compared with $8,174,000 for the same period in fiscal year 2018. The decrease in cost of revenues for the nine months ended July 31, 2019, as compared to the prior year, was primarily attributable to an asset write-off and impairment charges taken in the third quarter of 2018 of $1,476,000, as described above, and a net decrease in personnel related cost of $514,000, due to the outsourcing of some of our software development activities.

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

Research and Development

For the three months ended July 31, 2019, research and development expenses decreased $8,000, or 5%, to $143,000, as compared to $151,000 for the same period in fiscal year 2018. The decrease in research and development expenses was primarily attributable to an increase in personnel related costs allocated to cost of revenues from research and development, as compared to prior year.

For the nine months ended July 31, 2019, research and development expenses decreased $29,000, or 6%, to $426,000, as compared to $455,000 for the same period in fiscal year 2018. The decrease in research and development expenses was primarily attributable to an increase in personnel related costs allocated to cost of revenues from research and development, as compared to prior year.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended July 31, 2019, selling, general, and administrative expenses increased $156,000, or 7%, to $2,411,000, as compared to $2,255,000 for the same period in fiscal year 2018. The increase in selling, general, and administrative expense for the three months ended July 31, 2019 was primarily due to an increase in professional and consulting expenses of $92,000, and marketing expenses of $84,000, as compared to the same period in fiscal year 2018. These increases were offset by a net decrease in various other accounts within selling, general and administrative expenses, as compared to the same period in fiscal year 2018.

For the nine months ended July 31, 2019, selling, general and administrative expenses increased $327,000, or 5%, to $7,079,000, as compared to $6,752,000 for the same period in fiscal year 2018. The increase in selling, general, and administrative expense for the nine months ended July 31, 2019, was primarily due to an increase in professional and consulting expenses of $317,000 and marketing expenses of $74,000. This increase was partially offset by a decrease in depreciation expense and a net decrease in various other accounts within selling, general and administrative expenses, as compared to the same period in fiscal year 2018.

Loss from Operations

For the three months ended July 31, 2019, loss from operations decreased $1,705,000 to $894,000, as compared with $2,599,000 for the same period in fiscal year 2018.  The improvement was primarily due to a decrease in operating expenses of $1,623,000, or 26%, as well as an increase in revenue of $82,000, or 2%, as compared to the same period in fiscal year 2018. For the nine months ended July 31, 2019, loss from operations decreased $2,026,000 to $2,624,000, as compared with $4,650,000 for the same period in fiscal year 2018. The improvement was primarily due to a decrease in operating expenses of $1,669,000, or 11%, as well as an increase in revenue of $357,000, or 3%, as compared to the same period in fiscal year 2018.  Included in the operating expenses for the three and nine months ended July 31, 2018, was $1,476,000 of costs attributable to the asset write-off and impairment charges taken in the third quarter of 2018, as described above.

Interest Expense – Related Party

Interest expense – related party increased $102,000, or 130%, and $302,000, or 141%, for the three and nine months ended July 31, 2019, respectively, as compared to the same periods in fiscal year 2018, due to the higher principal balance outstanding on the note in fiscal year 2019 and the interest rate increase on the outstanding note, as compared to the same period in fiscal year 2018.

Net Loss

The Company had a net loss of $1,074,000, or $0.14 loss per diluted share, for the three months ended July 31, 2019, as compared to a net loss of $2,677,000, or $0.35 loss per diluted share, for the same period in 2018. The Company had a net loss of $3,140,000, or $0.41 loss per diluted share, for the nine months ended July 31, 2019, as compared to a net loss of $4,868,000, or $0.63 loss per diluted share, for the same period in 2018.

Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets, excluding deferred revenue, by $502,000 as of July 31, 2019. The Company’s stockholders’ equity was $1,010,000 as of July 31, 2019.

On January 28, 2019, the Company entered into a Fifth Debt Extension Agreement with G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, effective January 28, 2019, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the debt agreement with Mr. Gilbert (the “Past Gilbert Note”). The maturity date of the Past Gilbert Note was November 1, 2019. The outstanding principal amount under the Past Gilbert Note was $6,050,000 as of October 31, 2018, and the total amount of principal and interest due and owing as of January 28, 2019 under the Past Gilbert Note was $7,122,000. Pursuant to the Fifth Debt Extension Agreement, the Company issued to Mr. Gilbert a new debt agreement, which has a principal amount of $6,960,000 (the “Gilbert Note”), in exchange for the Past Gilbert Note, and agreed to pay Mr. Gilbert $162,000 of interest which accrued under the Past Gilbert Note during the first quarter of fiscal year 2019, at the time and on the terms set forth in the Past Gilbert Note. The Gilbert Note bears a maturity date of November 1, 2020, with an annual interest rate of 9 3/4%. Interest payments are due on October 31st of each fiscal year. The Gilbert Note is secured by the Company’s assets.

During the nine months ended July 31, 2019, the Company paid interest incurred on the Gilbert Note totaling $516,000.  During the nine months ended July 31, 2019, and prior to January 28, 2019, Mr. Gilbert loaned the Company an additional $1,650,000 (which amount is included in the outstanding principal amount of $7,700,000 under the Gilbert Note).  Additionally, subsequent to July 31, 2019, Mr. Gilbert loaned the Company an additional $325,000. As of September 11, 2019, the principal amount of the loan outstanding to Mr. Gilbert was $8,025,000.

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

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated September 11, 2019, that, if the Company, at any time, is unable to meet its obligations through September 11, 2020, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, and/or, if deemed necessary, the deferral of principal and/or interest payments due on the existing loans.

Net cash provided by operating activities was $348,000 for the nine months ended July 31, 2019, and consisted of a net loss of $3,140,000, depreciation and amortization of $2,659,000, stock-based compensation expense of $469,000, and deferred revenue of $673,000, with the balance consisting of a decrease in accounts receivables and other assets and a net decrease in accounts payable, accrued expense, and operating liabilities, as compared to the same period in fiscal year 2018. Net cash provided by operating activities increased by $190,000 for the nine months ended July 31, 2019, as compared to $157,000 for the same period in 2018. Net cash used in investing activities was $2,095,000 for the nine months ended July 31, 2019, which was expended for software development costs and additions to the PASSUR Network. Net cash provided by financing activities was $1,650,000 for the nine months ended July 31, 2019, and consisted of proceeds from note payable – related party.

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

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606. The Company accounts for a customer contract when both parties have approved the contract, both parties are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled.

The Company derives revenue primarily from subscription-based, real-time decision and solution information and professional services. Revenues are recognized when control of these services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for such services.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of transaction price;

•	Allocation of transaction price to performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognized revenue during the three and nine months ended July 31, 2019, of $3,798,000 and $11,088,000, respectively, under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018, due to the impact of adopting Topic 606.

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

Professional services revenue

Professional services primarily consist of value assessments and customer training services. Payment for professional services is generally a fixed fee or a fee based on time and materials The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For professional services, revenue is recognized by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours, and as a practical expedient, progress for services that are contracted for time and materials is generally based on the amount the Company has the right to invoice. Professional services contracts are generally one year or less in length, billed either in advance, upon pre-defined milestones or as services are rendered. which coincides with the terms of agreement. The Company’s professional service contracts do not have a significant financing component and customer invoices are typically due within 30 days.

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

Contracts with Multiple Performance Obligations

Some Company contracts with customers contain multiple distinct performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.  The standalone selling price reflects the price the Company would charge for a specific service if it was sold separately in similar circumstances and to similar customers. The Company maximizes the use of directly observable transactions to determine the standalone selling prices for its performance obligations. For subscription services, the Company separately determines the standalone selling prices by type of solution and customer demographics. For professional services, the Company separately determines standalone selling price by type of service.

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

On November 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the three and nine months ended July 31, 2019, of $3,798,000 and $11,088,000, respectively, under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018, due to the impact of adopting Topic 606.

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

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  This guidance is effective for annual periods beginning after December 15, 2018. The Company will adopt the new lease accounting standard for annual periods beginning November 1, 2019, and has elected to apply the provisions of the standard on the date of adoption. Accordingly, the Company will not restate prior year comparative periods to report the impact of the new lease accounting standard for those periods. The Company anticipates that the adoption of the new lease accounting standard will result in the recognition of right-of-use assets and lease liabilities on its balance sheet at November 1, 2019, consisting primarily of the Company’s operating lease covering its corporate office and other facilities that expires through various dates through June 2023. The Company does not anticipate that the new lease accounting standard will materially impact its statement of operations or statement of cash flows in periods subsequent to adoption. The aforementioned impact related to the adoption of the new lease accounting standard are based on the Company’s assessment to date which is still ongoing.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2019.

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

Item 5.  Other Information.

On September 11, 2019, G.S. Beckwith Gilbert, the Company’s Chairman and significant stockholder, provided the Company with a commitment that if the Company, at any time, is unable to meet its obligations through September 11, 2020, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. A copy of the commitment is attached as Exhibit 10.5 to this Form 10-Q and incorporated by reference into this Item 5.

On September 6, 2019, the Board approved and adopted certain amendments to the Company’s by-laws, effective immediately. The amended by-laws, among other things: (i) permit the Company’s offices (including the headquarters) and the Company’s Board and shareholder meetings to be in any locations approved by the Board; (ii) permit special meetings of the shareholders to be called by the Chairman, any Vice Chairman of the Board or the written demand of 10% of the outstanding shares entitled to vote at the meeting; (iii) permit special Board meetings to be called by the Chairman, any Vice Chairman, the President or written request of two directors; (iv) provide that the Chairman will preside at all Board and shareholder meetings and will be an ex officio member of all Board committees (unless otherwise provided in a resolution for a particular committee); (v) require that the Board, if it wishes to appoint a Chief Executive Officer, appoint the Chairman, any Vice Chairman or the President to the Chief Executive Officer position; (vi) require that the Board can amend the by-laws only by a 75% vote of the Board; and (vii) require that securities offers, sales or issuances by the Company be approved either by (a) a majority of the then-outstanding shares or (b) 75% of the Board.

The foregoing description of the amended by-laws is only a summary and is qualified in its entirety by reference to the complete text of the amendments to the by-laws, which are filed as Exhibit 3.2.1 to this Quarterly Report on Form 10-Q and incorporate herein by reference.

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

3.2	The Company’s By-laws, dated as of May 16, 1988, are incorporated by reference from Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

3.2.1 *	Amendment to the Company's By-Laws, dated as of September 6, 2019.

10.1	PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2019.

10.2	Form of Award Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on April 15, 2019.

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

10.5 *	Commitment of G.S. Beckwith Gilbert, dated September 11, 2019.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: September 11, 2019	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 11, 2019	By:	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)