Form 10-K
period 2019-10-31
PASSUR Aerospace, Inc.
filed 2020-01-27
CIK 225628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10‑K

| X | Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically  if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes [X]   No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2019, was $4,306,740.

The number of shares of common stock, $0.01 par value, outstanding as of December 31, 2019, was 7,712,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of October 31, 2019, are incorporated by reference into Part III of this Form 10-K.

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

PASSUR believes digital solutions are essential to meet demand for increased global air travel through the busiest airports and airspaces, sustainably and efficiently. We address this opportunity through the combination of deep expertise, vast data, and an integrated, collaborative software platform that helps customers better predict, prioritize, prevent, and recover from inevitable unexpected disruptions. Results include improved punctuality, better asset utilization, faster turn times, better block-time performance, and reduced fuel burn and emissions.

We are assembling a growing global operational database, driving the Ariva platform, being sold to global customers (airlines, airport operators, and Air Navigation Service Providers (ANSPs). These capabilities can deliver our Platform faster than otherwise deploying company-sponsored systems.  The recent contracts entered into with TAP Portugal Airlines, Avianca, Aeromexico, Toronto Pearson International Airport, and other international customers are a demonstration of this new capability.

PASSUR provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. PASSUR sources and integrates and importantly validates the integrity of a multitude of industry data to ensure complete and accurate information, processed in a way that supports specific operational and business requirements, including: proprietary surveillance technology installed at hundreds of locations; government surveillance and flight planning data feeds; a variety of commercial surveillance data feeds; and direct feeds from airlines and airports.

PASSUR solutions are focused on key objectives and outcomes of our primary market segments:

Market	Objective	Outcome
Airlines	Aircraft Utilization/Capacity Increase	Block optimization, fleet planning
	Improved Hub efficiency	Fly the optimal commercial schedule by ensuring efficient throughput, connectivity, and turn times
	Improved on time performance	Passenger (booking) preference and competitive advantage (Yield)
	Reduced cancellations	Passenger satisfaction and loyalty; higher Net Promoter Score (NPS)

Airports	Increased Gate Utilization and more efficient Surface Traffic Flows	Competitive hub advantage; higher throughput leading to more volume/more concessions/higher aeronautical fees revenue; improved asset utilization
	On-Time Performance/Punctuality; Irregular Operations Prediction and Recovery	Higher customer satisfaction; higher rankings in performance surveys; competitive hub advantage; attract and retain airline entrants

Air Navigation Service Providers (“ANSPs”)	Accurate, Early Forecast of Demand and Capacity; Early Indications of Disruptions	Right-sized Traffic Management Initiative programs/restrictions
	Reduced Holding and improved Spacing of arrivals and departures	Most appropriate arrival/departure throughput without comprising safety
	Shorter Taxi Queues and Runway Occupancy Times; Fewer Diversions / Faster Recovery / Irregular Operations (IROPS) Resilience	Improved Service Delivery (completion, throughput, reduced holding and diversions)

PASSUR’s technology advantage rests on 4 pillars, the combination of which is unique:

1.
Data Aggregation: We source and integrate and validate the integrity of a multitude of industry data inputs to ensure the most complete and accurate information, processed in a way that supports specific operational and business requirements.

2.
Automation: Front line operational decision makers have too many variables to consider, on too many screens. We are consolidating information into actionable guidance that removes the need for complex, time-consuming manual calculations.

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

2.	Onboard global airlines, airports, and ANSPs onto the PASSUR Platform, whereby greater value is realized by all as more organizations join the customer network.

3.
Organize the world’s flight and operations information needed to continue to enhance the PASSUR operational Platform. In 2019, significant new capabilities were added. Additional capabilities will be integrated into this database as more international customers join the PASSUR network.

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

PASSUR Core Capabilities

PASSUR Ariva

Ariva represents the complete redesign and relaunch of the previously independent PASSUR suite of products on to a single platform, enabling customers to predict, prevent, and manage disruptions in the air and on the ground – allowing them to be even more proactive as a result of advanced intelligence.

Ariva provides a unified solution for proactively managing decisions that have a direct impact on key objectives such as On Time Performance (OTP), customer satisfaction, aircraft/gate utilization and schedule/block performance, among others.

This new platform is a result of a multi-year design and development process, under the direction of leaders in Design Thinking, and incorporates the advice and recommendations of PASSUR’s customers and team of industry experts.

Ariva provides a single, common operating platform for customers to optimize their operations across all internal stakeholders, while supporting collaboration between airlines, airports, ANSPs, and other aviation stakeholders to drive greater efficiencies through information exchange and shared workflow. Incorporating Ariva into our customer workflows targets the following customer benefits:

•	Achieve higher throughput through the use of all available gate, runway, and airspace capacity

•	Address delays or disruptions before they impact the entire system

•	Improve or Maintain D00, A14, or other OTP metrics across the network

•	Identify and prioritize high-value flights for expedited handling on the ground or in the air

•	Preserve connections or proactively rebook passengers

•	Identify and prevent long on-board delays (US DOT tarmac delay, EU261)

•	Manage fuel use and emissions

PASSUR is leveraging its existing suite of web-hosted solutions and adapting, enhancing, and consolidating them onto Ariva – creating a simplified user experience with a single window that the user can organize into a dashboard of the most relevant information. Ariva incorporates many new design and technology components, which will allow customers to:

•	Simplify – with an intuitive, easy to use, easy to understand interface

•	Prioritize – allows users to focus on their highest priority flights and constraints

•	Converge – facilitates collaboration within and between organizations

•	Measure – provides real-time performance intelligence on customers’ most important metrics

•	Enable – powering the information throughout the entire organization

Ariva has been architected from the ground up to support the rapid integration, processing, and display of multiple data feeds — regardless of their source — into a flexible template of user-configurable, integrated data visualizations and decision support dashboards that reflect a wide range of customer use cases.

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

Integrated Surveillance Network and Integrated Aviation Database

The PASSUR Network integrates additional key surveillance sources, to include Automatic Dependent Surveillance-Broadcast (“ADS-B”), ASDE-X, Mode S, En Route Radar, Airline OOOI data, ACARS, fleet databases, as well as other sources. PASSUR also integrates extensive amounts of data from its customers’ systems, such as airline internal flight operations data, and Airport Operational Databases.

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

On January 1, 2020, the air traffic system was scheduled to migrate from a radar-based system of surveillance to a satellite-based technology known as ADS-B that gives considerably more accurate data to controllers and provides a technological platform to greatly enhance traffic management capabilities. It is a major accomplishment, and an example of what can be achieved when industry and government work closely together.

In conjunction with the January 2020 mandate, PASSUR Aerospace has deployed Ariva. PASSUR anticipated the deployment of ADS-B more than 16 years ago, when that program was just starting, and invested in augmenting its real-time situational awareness and predictive decision support tools to take full advantage of ADS-B as it gradually came online.  Leveraging ADS-B data, Ariva allows airlines, airports, and the air traffic controllers to collaborate on the same platform to predict where there will be capacity challenges and collectively help prioritize operations with a targeted focus on what actions are available to optimize throughput and minimize delay – all within the current, existing physical airspace and airport infrastructure. With more than a decade of data aggregation and data science behind it, Ariva is intended to:

•
Forecast the optimal performance of an airport – sequencing aircraft for just-in-time runway delivery, preventing long lines of departing aircraft, reducing repeat deicing during winter operations, and minimizing the need for disruptive ATC delay programs.

•
Predict, even before pushback, when an aircraft will arrive at its destination gate, and when it will turn around and depart – allowing just-in-time gate availability and aircraft greeting (and prevent arriving aircraft from waiting 20, 30, even 40 minutes for a gate).

•	Predict if a departing flight can hold for inbound connecting passengers without impacting the rest of the day’s schedule.

•	Identify where en route delays and holding may occur to reduce speed adjustments that burn fuel; prevent avoidable diversions; or support faster diversion recovery.

•	Maintain on-time performance and schedule integrity by focusing on specific at-risk flights and knowing which specific constraints need the most attention.

ADS-B technology will bring better navigation, surveillance, safety, and efficiency in air traffic control – but just as important, it provides more and better data that will enhance predictability, prioritization, and preemptive action by airlines and airports. These sophisticated predictive capabilities can help the aviation industry reduce traveler inconvenience and make substantive reductions in the estimated $60 billion annual costs associated with operational delays.

Predictive Analytics

PASSUR decision support solutions are supported by predictive analytics algorithms, which use extensive historical data mining and machine learning, along with real-time surveillance data, to predict specific and detailed operating conditions. PASSUR predictive analytics are built on several core capabilities:

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

•
PASSUR believes it provides airlines with the best flight predicted arrival time Estimated Time of Arrival (“ETA”) in the industry. More than ten independent airline studies done by the world’s largest and most sophisticated airlines (including most recently one completed in December 2019) have demonstrated the PASSUR predicted arrival time to be more accurate than any other source, including the airlines’ own internally-generated ETAs. The Company believes that this greater accuracy translates directly into significant operational and financial benefits in areas such as completing connections (passengers and bags), reduced fuel consumption, more efficient staffing plans, and greater on-time schedule completion.

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

Workflow Management Solutions

 Airport surface operations consist of multiple stakeholders, each with their own piece of the operational workflow and their own data. PASSUR provides a single consolidated data and workflow platform for the management of scarce airfield assets (gates, hardstands, taxiways, and runways) and airfield processes (push back, tows, taxi-out, taxi-in, deicing, arrival gate allocation, turn times, etc.).

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

Traffic Flow Management
■ Web dashboard that gives airlines, airports, and Air Navigation Service Providers, (“ANSPs”) the ability to analyze and act on airspace conditions predictively and in real-time. Helps to ensure the optimal flow of traffic in/out of airports in order to preserve schedule completion and reduce costs.
■ Provides predictive analytics, alerts, and instant analysis and performance summaries to balance demand and capacity, and forecast disruptions.
■ Primary customers: airlines, airports, government, and potentially large drone operators.

■ Enhances airspace throughput and capacity.
■ Reduces impact of Traffic Management Initiatives (“TMI”), such as eliminating the need for ground stops or mile-in-trail/minutes-in-trail.
■ TMI costs can exceed $160 million annually for just one airline at larger airports.
■ Assist drone operators seamlessly integrate into the NAS.

Diversion Management
■ Web dashboard that provides advanced analytics to alert dispatchers, ATC coordinators, and pilots to divert early, not divert, or select the least-congested alternate airport for fastest recovery. Now also includes a version to manage large scale diversion events regionally with all main stakeholders.
■ Allows airlines to decrease the number of diversions they experience and optimize ones that are unavoidable, improving their profitability, passenger scores, and environmental footprint. Allows airports to be prepared for diversions, delays, and cancellations.
■ Primary customers: airlines, airports, and ANSPs.

■ Reduces the number and cost of unnecessary diversions.
■ Ensures aircraft divert to airports that can enable a faster return to original destination airport.
■ Diversions cost U.S. domestic airlines more than $400 million annually in direct costs, disrupting more than 1.6 million passengers.

Flight Predictability (ETAs and ETDs)
■ PASSUR XETA data feed optimizes all existing airline and airport processes and systems that depend on knowing when an airplane is going to arrive, depart, block in, block out, taxi and takeoff without requiring expensive or disruptive internal changes. Predictive flight arrival and departure times built on multiple sources, including PASSUR’s live and historical surveillance of the airspace.  In addition to being a direct solution, XETA also powers several other PASSUR predictive flow management solutions
■ Provides accurate gate-to-gate ETA and Estimated Time of Departure (“ETD”).
■ Primary customers: airlines and airports.

■ Benefits include completing connections (passengers, bags, and crew), reduced fuel consumption, more efficient staffing plans, greater on-time schedule completion, reduced gate holds, and helping airlines meet stricter “crew rest” regulations.
■ Enables better overall planning and scheduling to maximize revenue opportunities.

Surface Optimization/Collaborative Workflow Management
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
■ PASSUR’s surface surveillance sensors allow airlines and airports to visualize parts of the airport otherwise not tracked and monitored.
■ Primary customers: airlines, airports, and ANSPs.

■ Improves the efficiency of arrivals and departures, preserves schedule integrity, prioritizes high value flights, ensures minimum turn times and reduces surface delays and fuel burn.
■ Reduces the possibility of tarmac delay fines, which can exceed $3 million per event (related to regulatory fines in US, Canada, and Europe)

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

Connectivity and Collaboration
■ Allows airlines, airports and ANSPs to communicate and coordinate to ensure that time-sensitive, critical information is shared to help manage complex, expensive events that are best addressed when decisions are made on a common operating platform with full visibility into the behavior and intent of all key parties.
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

Aviation Fees and Charges
■ Reduces airlines’ operating costs at the airport, and ensures all airlines pay the correct amount.
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

The Company currently owns 27 issued patents and has an additional 9 patent applications pending with the United States Patent Office. The issued patents expire in various years through 2036.

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

Competition

PASSUR has developed a full suite of capabilities to reduce inefficiencies and improve performance across the markets it serves. There is no other company, to PASSUR’s knowledge, which offers all of these capabilities. There are, however, other forms of flight tracking, surveillance, and aviation business intelligence products. Depending on the end use of the Company’s products, primary competitors include Sabre, Saab-Sensis, The Weather Company/IBM, Harris Corporation, Amadeus, Thales, IDS, Metron, FlightAware, Mosaic ATM, and NATS. Many of these companies have larger sales forces and greater financial resources than the Company.

Source of Materials

The Company obtains its components from distributors and manufacturers throughout the United States. The Company has multiple sources from which to obtain a majority of its components.

Dependence on Certain Customers

Three customers accounted for 55%, or $8,296,000, of total revenues in fiscal year 2019. One customer accounted for 24%, or $3,599,000, a second customer accounted for 20%, or $2,985,000, and a third customer accounted for 11%, or $1,713,000 of total revenues in fiscal year 2019. Three customers accounted for 53%, or $7,798,000, of total revenues in fiscal year 2018. One customer accounted for 23%, or $3,344,000, a second customer accounted for 20%, or $2,995,000, and a third customer accounted for 10%, or $1,459,000 of total revenues in fiscal year 2018. As of October 31, 2019, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 19%, or $224,000, a second customer accounted for 14%, or $173,000 and a third customer accounted for 13% or $158,000. As of October 31, 2018, the Company had two customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 33%, or $446,000, and a second customer accounted for 21%, or $278,000.  There is one customer, which is not one of the major customers described above, with a significant past due accounts receivable balance, which the Company has fully reserved as of the fiscal year ended October 31, 2019.

Environmental Costs

The Company is not aware of any environmental issues that would have a material adverse effect on future capital expenditures or current and future business operations.

Employees

The Company employed 55 employees, of which 48 were full-time, including three officers, as of October 31, 2019. None of its employees is subject to any collective bargaining agreements.

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

Fiscal year 2019 was the third year since fiscal year 2005 in which the Company did not generate positive income from operations. While the Company’s goal is returning to positive income from operations in fiscal year 2020, future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the maintenance and growth of existing product lines and service offerings, as well as the ability to develop, provide, and sell new products and services in an industry for which liquidity and resources are already adversely affected.  The Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 27, 2021. There are no assurances that this commitment will continue to be available to the Company beyond January 27, 2021.

In recent years, the Company generated sufficient cash to meet its capital requirements. However, in fiscal year 2019 the Company borrowed $2,100,000. In future years, the Company may need to raise additional funds in order to support discretionary expenditures and execute its business plan. These funds, in some cases, may be beyond the scope of the Company’s normal operating requirements. In such case, the Company may be required to seek alternate sources of financing (which may not be available on favorable terms or at all) or abandon such activities by: (1) terminating or eliminating certain operating activities; (2) terminating personnel; (3) eliminating marketing activities; and/or (4) eliminating research and development programs. If any of the aforementioned occurs, the Company’s ability to expand could become adversely affected.

The Company incurred losses for the third time in the previous fourteen fiscal years.

The Company had been profitable from fiscal year 2006 through fiscal year 2016. However, for the past three fiscal years, the Company has recorded net losses. For the fiscal year ended October 31, 2019, the Company had a loss before taxes of $3,837,000. The Company’s ability to return to profitability will depend upon its ability to generate significant increased revenues through new and existing customer agreements, additional services, and/or products offered to existing and new customers, and control costs associated with business operations. There can be no assurance that the Company will be able to execute on these requirements or secure sufficient funding to meet its working capital and liquidity requirements. Although the Company has obtained a commitment from its significant shareholder and Chairman to provide the resources necessary to meet working capital and liquidity requirements through January 27, 2021, as described above, there are no assurances that this commitment will continue to be available to the Company beyond January 27, 2021.

The Company may not be able to sustain or increase its profits on a quarterly or annual basis in the future. Also, should the Company’s investment in capitalized software development costs become impaired, there could be a negative impact on the Company’s profitability.

A limited number of customer contracts accounts for a high percentage of the Company’s revenues, and the inability to replace a key customer contract could adversely affect its results of operations, business, and financial condition.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company’s top five customers accounted for 63% of its revenue in fiscal year 2019. The Company’s business plan is to obtain additional customers, but the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers.

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

AT&T hosts and maintains the Company’s network infrastructure through an existing frame-relay and Multiprotocol Label Switching (“MPLS”) network and the Company’s wireless network is hosted and maintained by Sprint. If AT&T or Sprint experiences system failures, or fails to adequately maintain the MPLS and wireless networks, the Company may experience interruption of delivery of data/software services and customers may terminate or elect not to continue to subscribe to these services in the future. The Company’s network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks, and similar disruptive problems. Computer viruses, break-ins, denial of service attacks, or other problems caused by third parties, could lead to interruptions, delays, or cessation in service to customers. There is currently no existing technology that provides absolute security. Such incidents could deter potential customers and adversely affect existing customer relationships.

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

The Company currently owns twenty-seven issued patents and has an additional nine patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2036. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope, or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

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

The Company's primary software development facility is located at 5750 Major Blvd, Suite 530, Orlando, Florida. Effective May 1, 2016, the Company expanded its offices and entered into a five-year lease for 3,445 square feet of office space at an average annual rental rate of $72,000.

The Company has a sales office in Vienna, Virginia, which is subject to a lease through July 31, 2021, at an average rental rate of $83,000. The Company entered into a new five-year lease in December 2017 for a regional office in Irving, Texas, for 2,030 square feet of office space, at an average annual rental rate of $60,000.

The Company believes these rates are competitive and are at or below market rates. The Company’s headquarters and software development and manufacturing facilities are suitable for its requirements.

Item 3.  Legal Proceedings

The Company is not aware of any material, existing or pending legal proceedings to which the Company or its Subsidiary is a party or to which any of its properties are subject., except as described below. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest that is adverse to the Company’s interests.

On or about May 17, 2019, Barnett Electric Inc. filed a lawsuit against the Company in Los Angeles Superior Court seeking to recover fees in the amount of $150,000, plus interest and attorneys’ fees, for certain services and equipment allegedly provided to PASSUR. In response, the Company denied the allegations of any liability and asserted counterclaims alleging that Barnett is liable to PASSUR for Barnett’s alleged failures to perform and interference with PASSUR’s business. Although discovery is still underway and the ultimate outcome of the case cannot be reasonably predicted, PASSUR believes that it has viable defenses to Barnett’s claims, which the Company intends to defend vigorously, and believes that PASSUR is itself entitled to recovery from Barnett. The outcome of this matter is not expected to have a material impact on our cash flows, results of operations or financial position.

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

The following table sets forth the reported high and low sales prices for the Company’s common stock for each quarterly period during the Company's last two fiscal years, as reported by the OTC Pink market:

Period	Prices*

Fiscal year ended October 31, 2019	High	Low

First quarter	$1.46	$1.10
Second quarter	$1.66	$1.08
Third quarter	$1.70	$1.10
Fourth quarter	$1.50	$1.10

Fiscal year ended October 31, 2018

First quarter	$3.00	$2.31
Second quarter	$2.50	$1.70
Third quarter	$2.20	$1.60
Fourth quarter	$1.70	$1.40

* The quotations represent prices on the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commission. Further, the quotations do not necessarily represent actual transactions.

(b)  Holders

The number of registered equity security holders of record as of October 31, 2019 was 151, as shown in the records of the Company’s transfer agent.

(c)  Dividends

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities authorized for issuance under the Company’s equity compensation plans as of October 31, 2019, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants, and rights (a)	Weighted average exercise price of outstanding stock options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,847,000	$3.20	4,682,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,847,000	$3.20	4,682,500

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

Overview

The Company provides a complete set of integrated, collaborative tools to allow airlines, airports, and air navigation service providers to better predict, prioritize, prevent, and recover from inevitable unexpected disruptions. These disruptions have long been seen as the cost of doing business in the industry, which we have proven can be mitigated, in part, through the integrated use of our software.

As such, we provide digital solutions to the global travel industry and help customers improve punctuality, optimize turn times and gate utilization, ensure schedule integrity (e.g., passenger connections), improve block-time performance, and reduce fuel burn/emissions.

The Company provides its solutions to the largest airlines and airports in the US. Currently over 60% of all flights in the US are, in some form, managed by the PASSUR software. Additionally, we provide our proven, established capabilities to the global airline and airport industry, with solutions now implemented in Canada, Europe, and Latin America. The global market presents an opportunity to network more customers in a broader market.

Our core business addresses some of the aviation industry’s most intractable and costly challenges, including, but not limited to, underutilization of airspace and airport capacity, delays, cancellations, and diversions, among others. Several independent studies have estimated the annual direct costs of such inefficiencies to airlines in the United States at over $8 billion annually, and worldwide direct cost at over $30 billion annually.

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

The Company’s major achievements during fiscal year 2019 are summarized below:

1.
Launched PASSUR’s new digital platform, Ariva™ – a new generation of the PASSUR decision support platform, powered by a number of predictive technologies including Machine Learning, that enables customers to greatly increase the efficiency enhancing and cost saving operational and customer service benefits provided by PASSUR

Ariva is the next generation of the PASSUR platform, enabling customers to better predict, prevent, and manage disruptions in the air and on the ground – allowing them to be even more proactive as a result of advance intelligence. Ariva provides a unified solution for proactively managing decisions that have a direct impact on key objectives such as On Time Performance (OTP), customer satisfaction, aircraft/gate utilization and schedule/block performance, among others.

This new cloud-based platform is a result of a multi-year design and development process involving a collaboration with PASSUR, its customers, and outside consultants.

Ariva is a single, common operating platform, providing customers with new tools to help them work towards optimizing their flight operations, while enhancing the customer experience. It is designed to be available to all internal stakeholders, while also supporting collaboration between airlines, airports, air navigation service providers (ANSPs), and others, creating a common vehicle programmed aviation stakeholders to drive greater efficiencies through information exchange and shared workflow.

2.	Continued expansion into international markets: Two New Latin American airlines contracted for PASSUR digial technology solutions and professional services

Aeromexico contracted for PASSUR’S integrated suite of traffic management solutions – focusing on hub optimization, operational resilience, and on time performance to support Aeromexico’s growth plans. Aeromexico’s primary objectives are to increase the capacity of Mexico City International Airport (MEX) to accommodate growth, while reducing delays and congestion, increasing customer satisfaction, and reducing operating costs, to achieve Improved On-Time Performance/Punctuality; Schedule Integrity; Capacity Growth; and Higher Aircraft Utilization.

PASSUR is implementing many of the core elements of its Ariva platform, adapted from its original US configuration, for customers in Canada, Western Europe, and now Latin America.

Avianca contracted for a consulting study to help them enhance network operational excellence, with a focus on its El Dorado Hub in Bogota. As part of their program to support core elements of the “Avianca 2021 Transformation Strategy.” PASSUR will initially provide recommendations for identifying ways to work toward optimal traffic flow management, both on the airport surface and in the airspace. PASSUR will help identify ways to support one of the fundamental pillars of the airline’s transformation strategy – operational efficiency, by recommending ways to improve operational indicators like On-Time Performance at El Dorado.

PASSUR subject matter experts from the company’s Business Intelligence and Solution Architect teams focused on (1) assessing constraints, inefficiencies, and challenges in the current Traffic Flow Management environment, and in related operational areas; (2) identifying opportunities to realize early improvements; and (3) identifying opportunities where digital technology can be used to achieve objectives like On-Time Performance, asset/aircraft utilization, capacity growth, hub optimization, completion factor, and disruption mitigation/recovery.

3.	Expanded US and international deployments of PASSUR's Disruption Management Platform which is designed to reduce costly delays and cancellations, and accelerate recovery to normal operations.

Greater Toronto Airports Authority (“GTAA”) contracted with PASSUR for its Regional Diversion Manager (RDM) program to help address extended delays, cancellations, and slow recoveries at the airport during large-scale disruptions/irregular operations, which are often caused when diversions from GTAA are not efficiently allocated between diversion airports. RDM allows operational decision makers to use available diversion capacity more effectively— helping to prevent any single airport from becoming over-saturated, thereby providing faster return to normal operations.

RDM is a major component of PASSUR’s Disruption Management Platform. It includes a coordination and information exchange module that aggregates data about the status, and operational intent of all key stakeholders – including airport operations, airlines, Air Navigation Service Providers (e.g., FAA), Customs and Border Patrol (CBP), and other relevant parties.

The inaugural customer for RDM was Dallas Fort Worth International Airport (DFW). The PASSUR team deployed this innovative new module for DFW and the more than 20 regional airports used by all the airlines serving DFW, in time for the summer 2018 convective weather season. Under the stewardship of DFW airport, RDM reduces delays and cancellations, speeding up the recovery from large-scale disruptions. And improving the allocation of diverted airplanes to diversion airports. The objective is to avoid sending more planes to an airport than it can handle efficiently and to provide a faster return to normal operations.

4.	Released its next-generation flight trajectory prediction solution to the Global Market

PASSUR introduced the latest version of its unique flight trajectory solution capability, powered by a number of predictive technologies including Machine Learning, designed to optimize airline and airport systems and processes that depend on accurate trajectories. PASSUR’s trajectory solutions are now deployed in the US, Canada, Mexico, and Western Europe. PASSUR’S trajectory solutions support airline and airport operator objectives that include:

•	Increasing On-Time Performance/Punctuality (without increasing block-time)

•	Helping to ensure all aircraft are met at the gate on-time

•	Enhancing passenger protection programs (USA and Canada Tarmac Delay Rules; European EU261 rules)

•	Ensuring optimal use of all gate resources for faster turn times/aircraft utilization

•	Prioritizing flights for on-time connections

•	Increasing capacity at congested/delayed airports using the same infrastructure

•	Reducing fuel burn (shorter taxi times, fewer diversions) and corresponding CO2 emissions

Recent noteworthy achievements include:

•	A 12%-point OTP improvement using PASSUR technology in six months at an airline customer:

•	PASSUR’s diagnostic, data and digital solutions also helped an airline achieve block-time gains worth $9MM/year

•	Today, 63% of daily scheduled commercial flights in the US use PASSUR Flight Trajectory Prediction technology

•	125+ airlines worldwide now participate in PASSUR’s global collaboration platform

5.	Two additional airlines deployed or increased their use of PASSURs flight trajectory prediction solutions:

•
A top 5 US airline expanded its integration of PASSUR’s flight trajectory prediction technology, upgrading to the newest, advanced version for its entire US domestic market. This version increases the accuracy and prediction horizon to pre-departure, through the turn at the next destination, and continuing to the following flight leg. It can also forecast whether a flight will achieve its minimum turn time at the next destination.

•
A major international airline deployed PASSUR’s latest flight trajectory prediction technology for all its flights to/from its largest hub. This deployment is the first outside the US, and reflects PASSUR’s major commitment to international markets.

The Company’s business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and to develop new applications and professional services designed to address the needs of the aviation industry and the U.S. government. Specifically, the objectives of the PASSUR platform are to:

1)	Continue developing decision support solutions built on business intelligence, predictive analytics, and web-dashboard technology;

2)
Continue integrating multiple additional industry data sets into its aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance sources, to help ensure that PASSUR is the primary choice for data integration and management for large aviation organizations;

3)	Continue extending the reach of the PASSUR Network, which provides the proprietary backbone for many of the Company’s solutions; and

4)
Continue developing the Company’s professional service capabilities, in order to make sure that its solutions can be fully implemented in its customers’ work environments, with minimal demand on customers’ internal resources.

PASSUR Network

The Company installed one Company owned Surface Multilateration (“SMLAT”) Network System and one PASSUR system (installations include systems shipped in the previous fiscal year), and did not ship any Company-owned PASSUR systems during fiscal year 2019. The shipped and installed PASSUR and SMLAT Systems are capitalized as part of the Company-owned PASSUR Network. The Company will continue to expand the PASSUR Network by shipping and installing additional PASSUR and SMLAT Systems throughout fiscal year 2020 and beyond.  The Company will continue to market the business intelligence, predictive analytics, as well as decision support applications and solutions derived from the PASSUR Network, directly to the aviation industry and organizations that serve, or are served by, the aviation industry. There were over 180 Company-owned PASSUR Systems located at airports worldwide at the end of fiscal year 2019. Back up PASSUR Systems have been installed at major customer locations.

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

In fiscal year 2019, total revenues increased $228,000, or 2%, to $15,046,000, as compared with $14,818,000 in fiscal year 2018. The increase in total revenues was primarily due (i) an increase in subscription revenue of $613,000 or 4%, partially offset by a decrease in our consulting revenue of $385,000 to $508,000, as compared with fiscal year 2018.

The increase in subscription revenue of $613,000 is primarily due to (i) new contracts closed during fiscal year 2019, and (ii) net incremental revenue recognized during the periods in fiscal 2019 related to new contracts closed during fiscal year 2018. These increases were offset by expired contracts during fiscal year 2019, respectively.

The Company is engaged in ongoing discussions with two of its customers about the possible renewal of certain existing contracts that expire during fiscal year 2020.  If these contracts are not renewed in full or in part, and not replaced by other revenue, there would be a material impact on the Company's revenues.

The decrease in consulting revenue of $385,000 to $508,000 for the year ended October 31, 2019 as compared to $893,000 for the same period in 2018 is due to the completion of a large consulting assignment in fiscal year 2018 that did not repeat in fiscal year 2019.

The Company continues to enhance its wide selection of products, developing and deploying new software applications and solutions to better address customers’ needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

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

Cost of revenues decreased $2,113,000, or 20%, to $8,368,000 for the year ended October 31, 2019, as compared with $10,481,000 in fiscal year 2018. During fiscal year 2018, cost of revenues increased as a result of increases in reserves for PASSUR Network parts and supplies, impairment charges and write-offs of the carrying amounts of certain assets totaling approximately $1,700,000, which was comprised of (i) an increase in the PASSUR Network parts and supplies reserve of approximately $230,000; (ii) an impairment charge and write-off of certain PASSUR Network assets of approximately $510,000, which assets were determined to no longer be likely to generate future revenue as a result of a change in a customer’s requirements at a specific location; and (iii) an impairment charge and write-off of certain capitalized software products of approximately $960,000, which the Company determined it would no longer market for subscription sales as currently developed.

Exclusive of the increases in reserves and impairment charge taken in fiscal year 2018, cost of revenues in fiscal year 2019 decreased $413,000 or 5% compared to fiscal year 2018.  Contributing to the decrease in cost of revenues during the period was a decrease in personnel related costs of $685,000, net of outsourcing costs, due to the outsourcing of some of our software development activities. This decrease was partially offset by increases in amortization expense of $101,000 associated with our capitalized software projects and an increase in data and license fee cost of $131,000. When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, and ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed and amortized over 7 years for PASSUR or 5 years for SMLAT systems.

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

Costs of revenues was 56% of revenue in fiscal year 2019 and 71% in fiscal year 2018 (and excluding asset reserve and impairment charges, 59% in fiscal year 2018).

Research and Development

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software, and information products.

Research and development expenses decreased $37,000, or 6%, to $556,000 for fiscal year 2019, as compared to $594,000 for fiscal year 2018.  The decrease in research and development was primarily attributable to an increase in personnel related costs allocated to cost of revenues from research and development as compared to the prior year.

The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2019 and 2018. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $366,000, or 4%, to $9,254,000 for the year ended October 31, 2019, as compared to $8,888,000 in the same period in 2018. The increase is primarily due to an increase in professional and other consulting expenses of $355,000 and higher marketing expenses of $72,000. These increases were partially offset by a decrease in depreciation expense and a net decrease in various other accounts within selling, general and administrative expenses, as compared to the same period in 2018. The overall increase in selling, general and administrative costs are primarily due to the Company’s continued investments as part of its recently commenced international operations and to achieve its revenue growth objectives.

Loss from Operations

Loss from operations decreased $2,013,000, or 39%, for the year ended October 31, 2019, as compared to fiscal year 2018. The decrease was primarily due to a decrease in operating expenses of $1,785,000 or 9%, as compared to the fiscal year 2018. Operating expenses for fiscal year 2018 included approximately $230,000, $510,000 and $960,000 of costs, totaling $1,700,000, associated with the previously described increase in the PASSUR Network parts and supplies reserve, impairment charges and write-off of carrying amounts related to certain PASSUR Network systems and capitalized software development costs. The Company did not have any increases in inventory reserves, impairment charges or write-offs during fiscal year 2019. The decrease is also associated with an increase in revenue of $228,000 or 2%, as compared to fiscal year 2018. The increase in revenue was primarily due to an increase in subscription revenue, related to our greater emphasis on higher return revenue projects.

Interest Expense – Related Party

Interest expense – related party increased $380,000, or 113%, for the year ended October 31, 2019, as compared to the same period in 2018, due to the higher principle balance on the note for fiscal year 2019, as compared to fiscal year 2018.

Loss before Income Taxes

Loss before taxes decreased $1,632,000, or 30%, to a loss before income taxes of $3,848,000 for the year ended October 31, 2019, as compared to loss before income taxes of $5,480,000 for the fiscal year 2018.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company’s best estimate of current and future taxes to be paid.  The Company’s provision for income taxes in each fiscal year consists of federal and state taxes.

For the fiscal year ended October 31, 2019, the Company recorded an income tax benefit of $10,000 on a pre-tax loss of $3,848,000 resulting in a 0.3% effective tax rate.  The effective rate differs from the U.S. federal statutory rate of 21% primarily related to pre-tax losses for which no tax benefit has been provided as the Company concluded that its deferred tax assets are not realizable on a more-likely-than-not basis.

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

Net Loss

The Company had a net loss of $3,837,000, or $0.50 per diluted share, for the year ended October 31, 2019, as compared to net loss of $5,484,000, or $0.71 per diluted share, for the fiscal year 2018.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

Liquidity and Capital Resources

The Company’s current liabilities exceeded current assets, excluding deferred revenue by $785,000 as of October 31, 2019. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $8,150,000 at October 31, 2019, with a maturity of November 1, 2020. The Company’s stockholders’ equity was $456,000 at October 31, 2019. The Company had a net loss of $3,837,000 for the year ended October 31, 2019.

On January 27, 2020, the Company entered into a Sixth Debt Extension Agreement with Mr. Gilbert, effective January 27, 2020, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the existing debt agreement with Mr. Gilbert (the “Existing Gilbert Note”). The maturity date of the Existing Gilbert Note was due on November 1, 2020, and the total amount of principal and interest due for the fourth quarter of fiscal year 2019 and first quarter of fiscal year 2020 and owing as of January 27, 2020, was $9,071,000. Pursuant to the Sixth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the amount of $9,071,000 (the “Sixth Replacement Note”) equal to a principal of $8,670,000 and accrued interest of $401,000, and cancelled the Existing Gilbert Note.  The Company agreed to pay accrued interest equal to $401,000, included in the Sixth Replacement Note, at the time and on the terms set forth in the Sixth Replacement Note. Under the terms of the Sixth Replacement Note, the maturity date was extended to November 1, 2021, and the annual interest rate remained at 9 3/4%. Interest payments under the Sixth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company’s assets.

During the year ended October 31, 2019, the Company paid Mr. Gilbert interest incurred on the Existing Gilbert Note through July 31, 2019, for a total amount equal to $516,000. As of October 31, 2019, the Company’s notes payable balance included accrued interest, on the Existing Gilbert Note of $200,000, representing interest incurred during the fourth quarter of 2019. During fiscal year 2019, Mr. Gilbert loaned the Company an additional $2,100,000, and subsequent to October 31, 2019, Mr. Gilbert loaned the Company an additional $520,000. On January 27, 2020, the Company issued Mr. Gilbert the Sixth Replacement Note in the amount of $9,071,000 representing the outstanding principal and interest owed as of such date.

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

Included in the notes payable balance at October 31, 2019, is accrued interest of $200,000 for the fourth quarter of fiscal year 2019.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated January 27, 2020, that if the Company, at any time, is unable to meet its obligations through January 27, 2021, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Net cash provided by operating activities was $735,000 for the year ended October 31, 2019, and consisted of net loss of $3,837,000, offset by depreciation and amortization of $3,628,000 and stock-based compensation expense of $613,000, with the balance consisting of an increase in operating liabilities. Net cash provided by operating activities increased by $74,000 for the year ended October 31, 2019 as compared to the same period in 2018, primarily due to the decrease in net loss for fiscal year 2019 as compared with fiscal 2018, net of the $1,700,00 cost associated with the provisions for obsolete parts and supplies and impairment charges. Net cash used in investing activities was $2,790,000 for the year ended October 31, 2019, which was expended for capitalized software development costs, additions to the PASSUR Network, and additional computer equipment for our Bohemia, New York, and Orlando, Florida data centers. Net cash provided by financing activities was $2,100,000 for year ended October 31, 2019, and consisted of proceeds from note payable – related party.

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

Revenue Recognition

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company’s consolidated financial statements, the Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” ("Topic 606").  The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled.

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

The Company recognized revenue for the fiscal year ended October 31, 2019, of $15,046,000 under Topic 606, which was not materially different from what would have been recognized under Accounting Standards Codification (“ASC") Topic 605, “Revenue Recognition” ("Topic 605"). The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

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

As of October 31, 2019, and 2018, the Company had $8,319,000 and $8,142,000, respectively, of software development costs, net of amortization. The Company has a formal program to determine when additional functionality of a product is established and assumptions are used that reflect the Company’s best estimates. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Software costs are included in “Capitalized software development costs, net” on the Company’s balance sheet and are depreciated using the straight-line method over their estimated useful life, generally five years.

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

The Company’s long-lived assets, which include the PASSUR Network and Property and equipment, totaled $4,501,000, and accounted for 31% of the Company’s total assets as of October 31, 2019.

At each reporting period, management evaluates the carrying values of the Company’s assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist.  During fiscal year 2018, the Company recorded approximately $230,000, $510,000 and $960,000, a total of $1,700,000, of costs associated with an increase in the provision for obsolete and slow moving PASSUR Network parts and supplies, an impairment charge and write-off of carrying amounts related to certain PASSUR Network systems, and capitalized software development costs, respectively. Please refer to footnotes below for further details. The Company did not have any increases in inventory reserves, impairment charges or write-offs during fiscal year 2019.

Depreciation and Amortization

The PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $3,949,000, $8,319,000, and $552,000, respectively, as of October 31, 2019. As of October 31, 2018, the PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $4,801,000, $8,142,000, and $673,000, respectively. In management’s judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

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

Total depreciation and amortization expense was $3,628,000 for the year ended October 31, 2019. This consisted of $1,232,000 of depreciation expense related to the PASSUR Network and Property and equipment and $2,396,000 of amortization expense related to Capitalized software development costs. For the year ended October 31, 2018, total depreciation and amortization expense was $3,562,000. This consisted of $1,267,000 of depreciation expense related to the PASSUR Network and Property and equipment and $2,295,000 of amortization expense related to Capitalized software development costs.

Stock-Based Compensation

As discussed further in Note (9) Stock-Based Compensation to the Company’s consolidated financial statements, the Company accounts for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation, FASB ASC 718, “Compensation-Stock Compensation,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model to compute the estimated fair value of share-based compensation expense. The Black-Scholes valuation model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect the Company’s best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control.  Additionally, the Company accounts for forfeitures when they occur. Stock-based compensation expense was $613,000 and $646,000 for the year ended October 31, 2019 and 2018, respectively, and was primarily included in selling, general, and administrative expenses.

Income Taxes

At October 31, 2019, the Company had available a federal net operating loss carry-forward of $15,565,000 for U.S. federal income tax purposes. Approximately, $12,780,000 of U.S federal net operating loss carryforwards expire in various tax years from fiscal year 2022 through fiscal year 2038. These net operating losses are available to offset 100% of future taxable income. The remaining $2,785,000 of U.S. federal net operating loss may be carried forward indefinitely but are only available to offset 80% of future taxable income. The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  Based on the weight of available evidence, the Company believes that its deferred tax assets will not be realized on a more-likely-than-not basis.

The Company follows ASC 740, “Income Taxes,” where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2019, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

Recent Accounting Pronouncements Adopted

In May 2014, the FASB issued Topic 606. Topic 606 supersedes the revenue recognition requirements in Topic 605 and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers,” which requires the deferral of incremental costs of obtaining a contract with a customer.

On November 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the fiscal year ended October 31, 2019, of $15,046,000 under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The Company adopted this guidance during the quarter ended January 31, 2019, using the prospective method, with no material impact to its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The new guidance on accounting for employee share-based payment awards simplified the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard was effective for the Company for the fiscal year beginning November 1, 2017.  In accordance with the new guidance, the Company made a policy election to account for forfeitures when they occur.  The Company adopted this guidance during the quarter ended January 31, 2018, using the modified retrospective method, with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Assets.” This ASU simplified the presentation of deferred taxes on the balance sheet and requires an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. The Company adopted this guidance during the quarter ended January 31, 2018 with no material impact to its consolidated financial statements and related disclosures because the Company has a full valuation allowance on its current and non-current deferred tax assets and liabilities.

Accounting Pronouncements Issued but not yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. During July 2018, the FASB issued additional updates to the new lease accounting standard. ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” clarifies certain aspects of the new lease accounting standard. In addition, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” provides companies with the option to apply the provisions of the new lease accounting standard on the date of adoption (effective date of November 1, 2019 for the Company), and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, without adjusting the comparative periods presented, as initially required.

The Company will adopt the new lease accounting standard as of November 1, 2019 and has elected to apply the provisions of the standard on the date of adoption. Accordingly, the Company will not restate prior year comparative periods for the impact of the new lease accounting standard. The Company will elect the package of practical expedients permitted under the transition guidance within the new lease accounting standard, which permits the Company not to reassess the following for any expired or existing contracts: (i) whether any contracts contain leases; (ii) lease classification (i.e. operating lease or finance/capital lease); and (iii) initial direct costs.

The Company anticipates that the adoption of the new lease accounting standard will result in the recognition of approximately $1,400,000 to $1,600,000 of right-of-use assets and lease liabilities at November 1, 2019, consisting primarily of operating leases relating to real estate for offices and PASSUR and SMLAT systems. The adoption of this standard will not materially impact the Company’s Consolidated Statement of Operations or Consolidated Statements of Cash Flows.

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

The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2019.

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

The Company’s management has concluded that, as of October 31, 2019, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrant

(a) Identification of Directors

The following table sets forth the names and ages of the Company’s directors, as well as the year each individual became a director, and the position(s) with the Company, if any, held by each individual.

Name	Age	Director since	Director Position and Officers with the Company

G.S. Beckwith Gilbert	77	1997	Non-Executive Chairman of the Board, Chairman of the Executive Committee, and Director

James T. Barry	58	2000	President, Chief Executive Officer, and Director

John F. Thomas	60	2018	Executive Vice Chairman of the Board and Director

Brian G. Cook	55	2018	Director

Kurt J. Ekert	49	2009	Chairman of the Compensation Committee and Director

Paul L. Graziani	62	1997	Chairman of the Audit Committee and Director

Richard L. Haver	74	2010	Director

Ronald V. Rose	68	2014	Chairman of the Technology Committee and Director

Michael P. Schumaecker	75	2017	Director

Robert M. Stafford	77	2013	Director

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

Name	Age	Officer since	Officer Position and Officers with the Company

James T. Barry	58	1998	President, Chief Executive Officer, and Director

John F. Thomas	60	2018	Executive Vice Chairman of the Board and Director

Louis J. Petrucelly	45	2016	Chief Financial Officer, Treasurer, and Secretary

Each officer is elected to serve at the discretion of the Board of Directors.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationship

None.

(e) Business Experience

The following sets forth the business experience of the Company’s directors and executive officers:

G.S. Beckwith Gilbert
Mr. Gilbert is Non-Executive Chairman of the Board of Directors of the Company, and has served as the Chairman of the Board since his election in 1997. Mr. Gilbert also serves as the Chairman of the Executive Committee.  Mr. Gilbert was appointed Chief Executive Officer in October of 1998 and served as such until his retirement from that post on February 1, 2003. Mr. Gilbert is President and Chief Executive Officer of Field Point Capital Management Company, a merchant-banking firm, a position he has held since 1988. Mr. Gilbert is also Chairman Emeritus of the Board of Fellows of Harvard Medical School, a Director of the Yale Cancer Center, and a member of the Council on Foreign Relations. Mr. Gilbert’s current service as Chairman of the Board of the Company and Chairman of the Executive Committee and prior service as Chief Executive Officer of the Company, as well as his prior board and executive management experience, allow him to provide in-depth knowledge of the Company and other valuable insight and knowledge to the Board.

John F. Thomas
Mr. Thomas has been Vice Chairman since December 3, 2018 and was named Executive Vice Chairman on August 12, 2019 Mr. Thomas has been actively involved in the aviation industry for the past 35 years, both as a senior operating executive as Group Executive at Virgin Australia Airlines and as a strategic advisor to the global industry as Senior Partner and Global Head of the Aviation Practice, L.E.K. Consulting LLC. Mr. Thomas’ advisory work for the major airlines around the world included M&A, alliances, restructuring, ancillary revenues, network and fleet planning, product development, operational improvement, financial planning, and loyalty programs. He was also active with OEMs, Business & General Aviation, FBOs, airports, and ANSPs. He currently manages his jet charter operation out of Boston, and sits on the Boards of the largest Business Aviation services and FBO provider in Canada. He is a regular speaker at industry conferences, and continues to provide advisory services to the broader aviation industry. Mr. Thomas holds an Australian commercial pilot’s license and received a Bachelor of Commerce from the University of New South Wales and a M.B.A. from Macquarie University.

Brian G. Cook
Mr. Cook has been a Director of the Company since December 3, 2018. Mr. Cook previously served as Chief Executive Officer and member of the board of directors at CyFIR from September 2018 until January 2020. Mr. Cook is currently a Director at PTG Technologies.  Mr. Cook has held the position of Vice President and General Manager Travel and Transportation at DXC Technology, where he led the integration of CSC’s and Hewlett Packard Enterprise Services transportation division into a single business unit at DXC, creating one of the world’s largest transportation technology services businesses serving airlines, airports, rail and logistics providers. During his 29 years of executive leadership, he has held a number of positions in the travel industry, including Vice President and General Manager Travel and Transportation at Hewlett Packard, President SITA Airline Solutions North America, Vice President SITA passenger solutions, and Director Information Technology at Star Alliance.

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

James T. Barry
Mr. Barry was named Chief Executive Officer of the Company in February 2003 and President in April 2003. He also serves on the Company’s Executive Committee and Technology Advisory Committee. Since Mr. Barry joined the Company in 1998, he has held the positions of Chief Operating Officer, Chief Financial Officer, Secretary, and Executive Vice President. Mr. Barry has also been a Director of the Company since 2000. Mr. Barry currently serves as a Member of the Advisory Board, The Society of White House Military Aides as well as a Member of the Advisory Board, Center House Association. Previously, Mr. Barry was a Senior Vice President of Field Point Capital, Greenwich, CT, from 1998 to 2006. From 1989 to 1998, he was with DIANON Systems, Inc., most recently as Vice President of Marketing and Technology.  Prior to DIANON, Mr. Barry was an officer in the United States Marine Corps. Mr. Barry’s knowledge of the Company through his service as a Director, President, and Chief Executive Officer of the Company allows him to bring valuable insight and knowledge to the Board.

Louis J. Petrucelly
Mr. Petrucelly joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in October 2016. Mr. Petrucelly has more than 20 years of experience in multi-dimensional corporate finance, operations, and accounting. Previously, Mr. Petrucelly spent almost 10 years at FalconStor Software, Inc., a leading software-defined storage data services company, serving most recently as Executive Vice President, Chief Financial Officer, and Treasurer since August 2012. Mr. Petrucelly joined FalconStor Software, Inc. in March 2007 and held several senior financial positions. Prior to FalconStor Software, Inc., Mr. Petrucelly spent time in senior financial positions at both Granite Broadcasting Corporation and PASSUR Aerospace, Inc. He began his career with Ernst & Young, LLP. Mr. Petrucelly received his B.S. from the C.W. Post Campus of Long Island University.

(f) Involvement in Certain Legal Proceedings

The Company knows of no event which occurred during the past ten years and which is described in Item 401(f) of Regulation S-K relating to any director or executive officer of the Company.

(g) Identification of Audit Committee

Our Board of Directors has appointed an Audit Committee, consisting of six directors. The Audit Committee consists of Mr. Graziani, Mr. Schumaecker, Mr. Ekert, Mr. Haver, Mr. Cook and Mr. Stafford.

(h) Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Graziani, Chairman of the Company’s Audit Committee, meets the Securities and Exchange Commission’s criteria of an “audit committee financial expert” as set forth in Item 407(d)(5)(ii) of Regulation S-K. Mr. Graziani acquired the attributes necessary to meet such criteria by holding positions that provided relevant experience. Mr. Graziani is an” Independent Director”, as defined under applicable NASDAQ Stock Market rules.

(i) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company’s Common Stock and other equity securities with the SEC. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended October 31, 2019, the Company’s directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

(j) Board Nominations by Shareholders

There have not been any material changes to the procedures by which the Company’s stockholders may recommend nominees to the Company’s board of directors, as disclosed in the definitive proxy statement on Schedule 14A, filed on February 28, 2019, by the Company with the Securities and Exchange Commission in connection with the Company’s 2019 Annual Meeting of Stockholders.

(k) Code of Ethics

The Company hereby incorporates by reference into this Item the information contained under the heading “Code of Ethics and Business Conduct” in the Company’s definitive proxy statement that will be filed with the Securities and Exchange Commission within 120 days of October 31, 2019 (the “2020 Proxy Statement”).

Item 11.  Executive Compensation

The Company hereby incorporates by reference into this Item the information contained under the heading “Compensation Discussion and Analysis Compensation Philosophy and Objectives of Our Executive Compensation Program” in the 2020 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference into this Item the information contained under the headings “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2020 Proxy Statement.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Item 5(d), above.

Item 13.  Certain Relationships and Related Transactions

(a) Transactions with Related Persons

During the year ended October 31, 2019, the Company paid to G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, interest incurred on the Existing Gilbert Note, through July 31, 2019, for a total amount equal to $516,000. As of October 31, 2019, the Company’s notes payable balance included accrued interest on the Existing Gilbert Note of $200,000, representing interest incurred during the fourth quarter of 2019.  During fiscal year 2019, Mr. Gilbert loaned the Company an additional $2,100,000 to primarily fund the Company’s near-term investment strategy to enhance the Company’s technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2019, the loan balance totaled $8,150,000. Subsequent to October 31, 2019, Mr. Gilbert loaned the Company an additional $520,000. On January 27, 2020,the Company issued Mr. Gilbert the Sixth Replacement Note in the amount of $9,071,000 representing the outstanding principal and interest owed as of such date.

On January 27, 2020, the Company entered into a Sixth Debt Extension Agreement with Mr. Gilbert, effective January 27, 2020, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Existing Gilbert Note. The maturity date of the Existing Gilbert Note was due on November 1, 2020, and the total amount of principal and interest due for the fourth quarter of fiscal year 2019 and first quarter of fiscal year 2020 and owing as of January 27, 2020, was $9,071,000. Pursuant to the Sixth Debt Extension Agreement, the Company issued the Sixth Replacement Note to Mr. Gilbert in the amount of $9,071,000, equal to principal of $8,670,000 and accrued interest of $401,000, and cancelled the Existing Gilbert Note.  The Company agreed to pay accrued interest equal to $401,000, included in the Sixth Replacement Note at the time and on the terms set forth in the Sixth Replacement Note. Under the terms of the Sixth Replacement Note, the maturity date was extended to November 1, 2021, and the annual interest rate remained at 9 3/4%. Interest payments under the Sixth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company’s assets.

The Company has received a commitment from Mr. Gilbert, dated January 27, 2020, that if the Company, at any time, is unable to meet its obligations through January 27, 2021, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

(b) Director Independence

The Board of Directors has determined, after considering all the relevant facts and circumstances, that all named directors, except for Mr. Gilbert, Mr. Thomas and Mr. Barry, are independent directors, as “independence” is defined in accordance with the NASDAQ Stock Market standards.

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

Item 14.  Principal Accounting Fees and Services

The Company hereby incorporates by reference into this Item the information contained under the heading “Audit and Audit Related Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the 2020 Proxy Statement.

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

3.1.1
The Company’s Amendment No.1, dated as of April 5, 2017 to the Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from Exhibit 3.1.1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

3.2	The Company’s By-laws, dated as of May 16, 1988, are incorporated by reference from Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

3.2.1	Amendment to the Company’s By-Laws, dated as of September 6, 2019, is incorporated by reference from Exhibit 31 to our Quarterly Report on Form 10-Q filed on September 11, 2019.

10.1	PASSUR Aerospace, Inc., 2019 Stock Incentive Plan is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2019.

10.2	Form of Award Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on April 15, 2019.

10.3	Debt Conversion Agreement and Secured Promissory Note, dated May 9, 2011 is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on May 9, 2011.

10.4	Amendment No.1 to Secured Promissory Note, dated September 6, 2011 is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2011.

10.5	Commitment of G.S. Beckwith Gilbert, dated March 6, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2013.

10.6	Commitment of G.S. Beckwith Gilbert, dated June 10, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.7	Commitment of G.S. Beckwith Gilbert, dated September 5, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 13, 2013.

10.8	Commitment of G.S. Beckwith Gilbert, dated January 16, 2014 is incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.9	Commitment of G.S. Beckwith Gilbert, dated March 7, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 13, 2014.

10.10	Commitment of G.S. Beckwith Gilbert, dated June 11, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.11	Debt Extension Agreement, dated June 11, 2014 is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.12	Secured Promissory Note, dated June 11, 2014 is incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.13	Commitment of G.S. Beckwith Gilbert, dated September 9, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 12, 2014.

10.14	Debt Extension Agreement, dated January 6, 2017, is incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K filed on January 10, 2017.

10.15	Secured Promissory Note, dated January 6, 2017, is incorporated by reference from Exhibit 10.15 to our Annual Report on Form 10-K filed on January 10, 2017.

10.16	Debt Extension Agreement, dated as of February 9, 2018, is incorporated by reference from Exhibit 10.16 to our Annual Report on Form 10-K filed on February 13, 2018

10.17	Secured Promissory Note, dated as of February 9, 2018, is incorporated by reference from Exhibit 10.17 to our Annual Report on Form 10-K filed on February 13, 2018.

10.18	Commitment of G.S. Beckwith Gilbert, dated February 12, 2018 is incorporated by reference from Exhibit 10.18 to our Annual Report on Form 10-K filed on February 13, 2018.

10.19	Commitment of G.S. Beckwith Gilbert, dated March 14, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2018.

10.20	Commitment of G.S. Beckwith Gilbert, dated June 13, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2018.

10.21	Commitment of G.S. Beckwith Gilbert, dated September 14, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2018.

10.22
Debt Extension Agreement, dated as of January 28, 2019, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert, is incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K filed on January 29, 2019.

10.23
Secured Promissory Note, dated as of January 28, 2019, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender, is incorporated by reference from Exhibit 10.23 to our Annual Report on Form 10-K filed on January 29, 2019.

10.24	Commitment of G.S. Beckwith Gilbert, dated January 29, 2019, is incorporated by reference from Exhibit 10.24 to our Annual Report on Form 10-K filed on January 29, 2019.

10.25	Commitment of G.S. Beckwith Gilbert, dated March 18, 2019 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 18, 2019.

10.26	Commitment of G.S. Beckwith Gilbert, dated June 11, 2019 is incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on June 11, 2019.

10.27	Commitment of G.S. Beckwith Gilbert, dated September 11, 2019 is incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on September 11, 2019.

10.28*	Debt Extension Agreement, dated as of January 27, 2020, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert.

10.29*	Secured Promissory Note, dated as of January 27, 2020, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender.

10.30*	Commitment of G.S. Beckwith Gilbert, dated January 27, 2020.

21	List of Subsidiaries is incorporated by reference from our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation
____________________
* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: January 27, 2020	By:	/s/ James T. Barry
James T. Barry
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: January 27, 2020		/s/ James T. Barry
James T. Barry
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 27, 2020		/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

SIGNATURES (continued)

Dated: January 27, 2020	/s/ G.S. Beckwith Gilbert
G.S. Beckwith Gilbert
Non-Executive Chairman of the Board and Director

Dated: January 27, 2020	/s/ John F. Thomas
John F. Thomas
Executive Vice Chairman of the Board and Director

Dated: January 27, 2020	/s/ Brian G. Cook
Brian G. Cook
Director

Dated: January 27, 2020	/s/ Kurt J. Ekert
Kurt J. Ekert
Director

Dated: January 27, 2020	/s/ Paul L. Graziani
Paul L. Graziani
Director

Dated: January 27, 2020	/s/ Richard L. Haver
Richard L. Haver
Director

Dated: January 27, 2020	/s/ Ronald V. Rose
Ronald V. Rose
Director

Dated: January 27, 2020	/s/ Michael P. Schumaecker
Michael P. Schumaecker
Director

Dated: January 27, 2020	/s/ Robert M. Stafford
Robert M. Stafford
Director

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PASSUR Aerospace, Inc. and Subsidiary
Stamford, CT

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary (the “Company”) as of October 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York
January 27, 2020

PASSUR Aerospace, Inc. and Subsidiary
Consolidated Balance Sheets
October 31, 2019 and 2018

	2019	2018

Assets
Current assets:
Cash	$145,151	$100,856
Accounts receivable, net	1,141,282	1,186,664
Prepaid expenses and other current assets	249,118	199,173
Total current assets	1,535,551	1,486,693

PASSUR Network, net	3,948,542	4,800,750
Capitalized software development costs, net	8,319,134	8,141,589
Property and equipment, net	552,150	672,601
Other assets	91,883	112,551
Total assets	$14,447,260	$15,214,184

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,531,112	$989,958
Accrued expenses and other current liabilities	789,370	1,189,342
Deferred revenue, current portion	2,863,273	2,847,323
Total current liabilities	5,183,755	5,026,623

Deferred revenue, long term portion	377,760	409,971
Note payable - related party	8,350,058	6,050,000
Other Liabilities	79,958	113,273
Total liabilities	13,991,531	11,599,867

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,480,526 at October 31, 2019 and 2018, respectively	84,804	84,804
Additional paid-in capital	17,958,165	17,345,450
Accumulated deficit	(15,653,562)	(11,882,259)
	2,389,407	5,547,995
Treasury stock, at cost, 784,435 shares at October 31, 2019 and 2018, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	455,729	3,614,317
Total liabilities and stockholders' equity	$14,447,260	$15,214,184

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended October 31, 2019 and 2018

	2019	2018

Revenues	$15,046,149	$14,817,799

Cost of expenses:
Cost of revenues	8,368,025	10,481,134
Research and development expenses	556,261	593,708
Selling, general, and administrative expenses	9,253,583	8,887,985
	18,177,869	19,962,827

Loss from operations	$(3,131,720)	$(5,145,028)

Interest expense - related party	715,933	335,948
Other Loss	-	(1,224)
Loss before income taxes	(3,847,653)	(5,479,752)

(Benefit)/Provision for income taxes	(10,320)	4,634
Net loss	$(3,837,333)	$(5,484,386)

Net loss per common share - basic	$(0.50)	$(0.71)
Net loss per common share - diluted	$(0.50)	$(0.71)

Weighted average number of common shares outstanding - basic	7,696,091	7,696,091
Weighted average number of common shares outstanding - diluted	7,696,091	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended October 31, 2019 and 2018

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at November 1, 2017	8,480,526	$84,804	$16,699,337	$(6,397,873)	$(1,933,678)	$8,452,590

Stock-based compensation expense			646,113			646,113
Net loss				(5,484,386)		(5,484,386)
Balance at October 31, 2018	8,480,526	$84,804	$17,345,450	$(11,882,259)	$(1,933,678)	$3,614,317

Stock-based compensation expense			612,715			612,715
Net loss				(3,837,333)		(3,837,333)
Effect of new accounting standard				66,030		66,030
Balance at October 31, 2019	8,480,526	$84,804	$17,958,165	$(15,653,562)	$(1,933,678)	$455,729

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended October 31, 2019 and 2018

	2019	2018

Cash flows from operating activities
Net loss	$(3,837,333)	$(5,484,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,627,604	3,561,677
Provision for doubtful accounts	6,000	7,500
Provision for obsolete and slow moving PASSUR Network parts and supplies	-	229,500
Other Liabilities	(33,315)	113,273
Stock-based compensation	612,715	646,113
Loss from impairment charges	-	1,470,479
Changes in operating assets and liabilities:
Accounts receivable	39,382	165,283
Prepaid expenses and other current assets	(92,217)	10,467
Other assets	20,668	57,084
Accounts payable	541,154	5,589
Accrued expenses and other current liabilities	(399,972)	(83,828)
Accrued interest - related party	200,058	-
Deferred revenue	49,769	(38,422)
Total adjustments	4,571,846	6,144,715
Net cash provided by operating activities	734,513	660,329

Cash flows used in investing activities
PASSUR Network	(15,354)	(321,703)
Software development costs	(2,573,395)	(2,503,045)
Property and equipment	(201,469)	(259,871)
Net cash used in investing activities	(2,790,218)	(3,084,619)

Cash flows from financing activities
Proceeds from notes payable - related party	2,100,000	2,250,000
Net cash provided by financing activities	2,100,000	2,250,000

Increase/(decrease) in cash	44,295	(174,290)

Cash - beginning of period	100,856	275,146
Cash - end of period	$145,151	$100,856

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$515,875	$336,000
Income taxes	$(21,779)	$(40,579)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements
October 31, 2019

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

PASSUR’s information solutions are used by the five largest North American airlines, more than 60 airport customers, including 20 of the top 30 North American airports (with PASSUR solutions also used at the remaining ten airports by one or more airline customers), and eighty-seven business aviation customer locations, and the U.S. government.

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

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Liquidity

The Company’s current liabilities exceeded current assets, excluding deferred revenue by $785,000 as of October 31, 2019. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, was $8,150,000 at October 31, 2019, with a maturity of November 1, 2021. The Company’s stockholders’ equity was $456,000 at October 31, 2019. The Company had a net loss of $3,837,000 for the year ended October 31, 2019.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated January 27, 2020, that if the Company, at any time, is unable to meet its obligations through January 27, 2021, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Basis of Presentation

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Revenue Recognition Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” ("Topic 606").   The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled.

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

The Company recognized revenue during the fiscal year ended October 31, 2019, of $15,046,000 under Topic 606, which was not materially different from what would have been recognized under Accounting Standards Codification ("ASC") Topic 605, “Revenue Recognition” ("Topic 605"). The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

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

B.	Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

Year Ended
Revenue by type of customer:	October 31, 2019
Airlines	$9,349,000
Airports	5,608,000
Other	89,000
Total Revenue	$15,046,000

Year Ended
Revenue by type of performance obligation:	October 31, 2019
Subscription services	$14,736,000
Professional services	310,000
Total Revenue	$15,046,000

C.	Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2018	$1,175,000	$12,000	$3,191,000

Balance at October 31, 2019	$1,041,000	$100,000	$3,241,000

The difference in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancelable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the fiscal year ended October 31, 2019 that was included in the deferred revenue balance at November 1, 2018 was $2,809,000.

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

	12 months or less	Greater than 12 months *
Subscription services	$5,342,000	$1,879,000
Professional services	$84,000	$-
Material rights	$194,000	$373,000

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

Subsequent Events

Management has evaluated subsequent events after the balance sheet date, through the date of issuance of the financial statements, for appropriate accounting and disclosure.

Accounts Receivable, net

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $100,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2019, which will be invoiced subsequent to October 31, 2019. As of October 31, 2018, the Company’s accounts receivable balance included $12,000 of unbilled receivables associated with contractually committed services provided to existing customers.

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

The provision for doubtful accounts was $165,000 and $159,000 as of October 31, 2019, and 2018, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

During the fiscal year ended October 31, 2018, the Company recorded approximately $230,000, $510,000 and $960,000, a total of $1,700,000, of costs associated with an increase in the provision for obsolete and slow moving PASSUR Network parts and supplies, an impairment charge and write-off of carrying amounts related to certain PASSUR Network systems, and capitalized software development costs, respectively. Please refer to footnotes below for further details. The Company did not have any additions to inventory reserves, impairment charges, or write-offs during the fiscal year ended October 31, 2019.

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

The Company follows ASC 740, “Income Taxes,” (“ASC 740”) where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.  At October 31, 2019, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to: (1) reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) changed rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain  qualified property; (4) created a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminated the corporate alternative minimum tax; and (6) further limited the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017.  As the reduction in the U.S. federal corporate tax rate was administratively effective on January 1, 2018, the Company’s blended U.S. federal tax rate for the year ended October 31, 2018 was approximately 23.2%. The U.S. federal corporate tax rate for the fiscal year ended on and after October 31, 2019 is 21%.

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted.  SAB 118 addressed situations where the accounting was incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allowed for a provisional amount to be recorded if it was a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allowed for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with the TCJA, the Company recorded income tax benefit of $1,127,000 related to the re-measurement of our deferred tax assets and liabilities for the reduced U.S. federal corporate tax rate of 21%.  Such amount was fully offset by a change in our valuation allowance. The Company’s accounting for the TCJA was complete as of October 31, 2018, with no significant differences from our provisional estimates.

Research and Development Costs

Research and development costs are expensed as incurred.

Net Loss per Share Information

Basic net loss per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. Shares used to calculate net loss per share for fiscal years 2019 and 2018 are as follows:

	2019	2018
Basic Weighted average shares outstanding	7,696,091	7,696,091
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,696,091	7,696,091
Weighted average shares which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive. These shares consist of stock options.	1,847,000	1,522,000

Weighted average options to purchase 1,847,000 and 1,522,000 shares of common stock at prices ranging from $1.10 to $5.00 per share that were outstanding during fiscal years 2019 and 2018, were excluded from each respective year’s computation of diluted earnings per share. In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

Stock-Based Compensation

The Company follows FASB ASC 718 “Compensation-Stock Compensation,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $613,000 and $646,000 for the year ended October 31, 2019 and 2018, respectively, and was primarily included in selling, general, and administrative expenses.

Comprehensive Loss

The Company’s comprehensive loss is equivalent to that of the Company’s total net loss for fiscal years 2019 and 2018.

Recent Accounting Pronouncements Adopted

In May 2014, the FASB issued Topic 606. Topic 606 supersedes the revenue recognition requirements in Topic 605 and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers,” which requires the deferral of incremental costs of obtaining a contract with a customer.

On November 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the fiscal year ended October 31, 2019, of $15,046,000 under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation: Topic 718 Scope of Modification Accounting” (“ASU 2017-09”), to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The Company adopted this guidance during the quarter ended January 31, 2019, using the prospective method, with no material impact to its consolidated financial statements and related disclosures.

Accounting Pronouncements Issued but not yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. During July 2018, the FASB issued additional updates to the new lease accounting standard. ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” clarifies certain aspects of the new lease accounting standard. In addition, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” provides companies with the option to apply the provisions of the new lease accounting standard on the date of adoption (effective date of November 1, 2019 for the Company), and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, without adjusting the comparative periods presented, as initially required.

The Company will adopt the new lease accounting standard as of November 1, 2019 and has elected to apply the provisions of the standard on the date of adoption. Accordingly, the Company will not restate prior year comparative periods for the impact of the new lease accounting standard. The Company will elect the package of practical expedients permitted under the transition guidance within the new lease accounting standard, which permits the Company not to reassess the following for any expired or existing contracts: (i) whether any contracts contain leases; (ii) lease classification (i.e. operating lease or finance/capital lease); and (iii) initial direct costs.

The Company anticipates that the adoption of the new lease accounting standard will result in the recognition of approximately $1,400,000 to $1,600,000 of right-of-use assets and lease liabilities at November 1, 2019, consisting primarily of operating leases relating to real estate for offices and PASSUR and SMLAT systems. Adoption of this standard will not materially impact the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

2. Property and Equipment, net

Property and equipment consist of the following as of October 31, 2019 and 2018:

	Estimated useful lives	2019	2018
Leasehold improvements	3-5 years	$216,000	$216,000
Equipment	5-10 years	6,413,000	6,212,000
Furniture and fixtures	5-10 years	593,000	593,000
		7,222,000	7,021,000
Less accumulated depreciation		6,670,000	6,348,000
Total		$552,000	$673,000

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

2. Property and Equipment, net (continued)

The Company recorded depreciation expense on the assets included in property and equipment of $322,000 and $439,000 for the year ended October 31, 2019 and 2018, respectively.

3. PASSUR Network, net

PASSUR Network consists of the following as of October 31, 2019 and 2018:

	2019	2018

PASSUR Network, beginning balance	$19,242,000	$19,788,000
Additions	15,000	322,000
Disposals	(355,000)	(128,000)
Write-off	-	(510,000)
Inventory reserve	-	(230,000)
Total capitalized PASSUR Network costs	18,902,000	19,242,000
Less accumulated depreciation	14,953,000	14,441,000
PASSUR Network, ending balance, net	$3,949,000	$4,801,000

The Company capitalized $61,000 and $242,000, of PASSUR Network costs, for the year ended October 31, 2019 and 2018, respectively.  Depreciation expense related to the Company-owned PASSUR Network was $868,000 and $785,000 for the years ended October 31, 2019 and 2018, respectively. Depreciation is charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which is estimated at seven and five years for PASSUR and SMLAT systems, respectively.

Additionally, the Company purchased parts for the PASSUR Network totaling $3,000 and $152,000, during the year ended October 31, 2019 and 2018, respectively. The Company used $49,000 and $73,000 of PASSUR Network parts for repairs during the year ended October 31, 2019 and 2018, respectively.

The net carrying balance of the PASSUR Network as of October 31, 2019 and 2018 was $3,949,000 and $4,801,000, respectively. Included in the net carrying balance as of October 31, 2019, were parts and finished goods for PASSUR and SMLAT Systems totaling $1,298,000 and $533,000, respectively, which have not yet been installed. As of October 31, 2018, $1,316,000 and $576,000 of parts and finished goods for PASSUR and SMLAT systems, respectively, were included in the net carrying balance of the PASSUR Network. PASSUR and SMLAT Systems which are not installed are carried at cost and not depreciated until installed.

As of October 31, 2019, depreciation expense for the PASSUR Network assets, where depreciation has commenced, is estimated to approximate $854,000, $610,000, $442,000, $136,000, and $47,000, for the fiscal years ended October 31, 2020, 2021, 2022, 2023 and 2024, respectively.

During fiscal year 2018, the Company increased its reserve for PASSUR Network parts and supplies by $230,000, bringing the reserve to approximately $270,000. Additionally, during fiscal year 2018, the Company determined that certain PASSUR Network assets were no longer likely to generate future revenue as a result of a change in a customer’s requirements at a specific location, which resulted in an impairment charge and write-off of approximately $510,000. These costs were recorded within “Cost of Revenues”. During the year ended October 31, 2019, the Company disposed of four PASSUR Network assets, with a net book value of zero. During the year ended October 31, 2018, the Company disposed of one PASSUR Network asset, with a net book value of zero and deinstalled and returned to inventory, one PASSUR Network asset with a net book value of $23,000. The Company did not record any impairments related to any of the PASSUR Network assets in fiscal year 2019.

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

4.  Capitalized Software Development Costs

PASSUR Software Development costs consist of the following as of October 31, 2019 and 2018:

	2019	2018

Software development costs, beginning balance	$21,159,000	$19,918,000
Additions	2,573,000	2,503,000
Impairment charge	-	(1,262,000)
Total capitalized software development costs	23,732,000	21,159,000
Less accumulated amortization	15,413,000	13,017,000
Software development costs, ending balance, net	$8,319,000	$8,142,000

The Company’s capitalization of software development projects was $2,573,000 and $2,503,000 for the year ended October 31, 2019 and 2018, respectively. Amortization expense related to capitalized software development projects was $2,396,000 and $2,295,000 for the year ended October 31, 2019 and 2018, respectively.

As of October 31, 2019, amortization expense for capitalized software development costs where amortization has commenced is estimated to approximate $2,519,000, $2,082,000, $1,589,000, $923,000, and $234,000, for the fiscal years ending October 31, 2020, 2021, 2022, 2023 and 2024, respectively. As of October 31, 2019, the Company had $973,000 of capitalized software development costs relating to projects currently still in development, therefore, are not yet subject to amortization.

During fiscal year 2018, the Company reviewed the value of its capitalized software products and determined that some capitalized software products would no longer be marketed or made available for subscription sales as currently developed, which resulted in an impairment charge of the net carrying amount of approximately $960,000. These costs were recorded within “Cost of Revenues”. The Company did not record any impairments related to capitalized software development projects in fiscal year 2019.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of October 31, 2019 and 2018:

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

5. Accrued Expenses and Other Current Liabilities (continued)

	2019	2018

Payroll, payroll taxes, and benefits	$186,000	$304,000
Professional fees	197,000	272,000
Travel expenses	73,000	142,000
Accrued rent	151,000	151,000
Other liabilities	182,000	320,000
Total	$789,000	$1,189,000

6. Notes Payable

During the year ended October 31, 2019, the Company paid G.S. Beckwith Gilbert, the Company’s significant shareholder and Chairman, interest incurred on the existing debt agreement with Mr. Gilbert (the “Existing Gilbert Note”) through July 31, 2019, for a total amount equal to $516,000. During fiscal year 2019, Mr. Gilbert loaned the Company an additional $2,100,000 to primarily fund the Company’s near-term investment strategy to enhance the Company’s technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2019, the loan balance totaled $8,150,000.

During the first quarter of fiscal year 2020, Mr. Gilbert loaned the Company an additional $520,000. On January 27, 2020, the Company issued Mr. Gilbert the Sixth Replacement Note in the amount of $9,071,000 representing the outstanding principal and interest owed as of such date.

During the year ended October 31, 2018, the Company paid interest to Mr. Gilbert of $336,000, representing the entire fiscal year 2018 interest due, thereby meeting the payment requirements of the loan agreement. During fiscal year 2018, Mr. Gilbert loaned the Company an additional $2,250,000 to primarily fund the Company’s near-term investment strategy to enhance the Company’s technology platform. As of October 31, 2018, the loan balance totaled $6,050,000.

On January 27, 2020, the Company entered into a Sixth Debt Extension Agreement with Mr. Gilbert, effective January 27, 2020, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Existing Gilbert Note. The maturity date of the Existing Gilbert Note was due on November 1, 2020, and the total amount of principal and interest due for the fourth quarter of fiscal year 2019 and first quarter of fiscal year 2020 and owing as of January 27, 2020, was $9,071,000. Pursuant to the Sixth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the amount of $9,071,000 (the “Sixth Replacement Note”) equal to principal of $8,670,000 and accrued interest of $401,000, and cancelled the Existing Gilbert Note.  The Company agreed to pay accrued interest equal to $401,000, included in the Sixth Replacement Note, at the time and on the terms set forth in the Sixth Replacement Note. Under the terms of the Sixth Replacement Note, the maturity date was extended to November 1, 2021, and the annual interest rate remained at 9 3/4%. Interest payments under the Sixth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company’s assets.

The Company has paid all interest incurred on the Existing Gilbert Note through July 31, 2019, totaling $516,000. As of October 31, 2019, the Company’s notes payable balance included accrued interest on the Existing Gilbert Note of $200,000, representing interest incurred during the fourth quarter of 2019. The amendments to the Sixth Replacement Note was determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the transactions.

The Company evaluated its financial position at October 31, 2019, including an operating loss of $3,132,000 and working capital deficit of $3,648,000 and has requested and received a commitment from G.S. Beckwith Gilbert, dated January 27, 2020, that if the Company, at any time, is unable to meet its obligations through January 27, 2021, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

7. Leases

The Company’s headquarters, located in Stamford, Connecticut, are subject to a lease through June 30, 2023, at an average annual rental rate of $220,000. The Company’s software development and manufacturing facility, located in Bohemia, New York, is subject to a lease through October 31, 2020, at an average annual rental rate of $139,000. The Company’s primary software development facility, located in Orlando, Florida, is subject to a lease through August 31, 2021, at an average annual rental rate of $72,000. The company also has a regional office in Vienna, Virginia, which is subject to a lease through July 31, 2021, at an average rental rate of $83,000. An additional regional office in Irving, Texas is subject to a lease through April 30, 2023, at an annual rate of $60,000. These leases provide for additional payments of real estate taxes and other operating expenses over the base amount in the rental agreement. Other short-term operating leases are included below. All other operating leases are under a month-to-month arrangement. Rent expense, which includes utilities, was $655,000 and $618,000 for the year ended October 31, 2019 and 2018, respectively.

Contractual obligations
Fiscal Year Ended October 31:	under operating leases

2020	609,833
2021	437,746
2022	308,520
2023	195,183
Thereafter	-
Total minimum contractual obligations	$1,551,282

8. Income Taxes

The Company’s provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

The income tax expense for fiscal years ended October 31, 2019 and 2018 consisted of the following:

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

	2019	2018
Current:
Federal	$-	$-
State	$(10,000)	$5,000
Income tax provision-current	$(10,000)	$5,000

Deferred:
Federal	$-	$-
State	$-	$-
Total income tax (benefit)/expense, net	$(10,000)	$5,000

The difference between income taxes expected at the U.S federal statutory income tax rate and the reported income tax expense are summarized as follows:

	2019		2018
	Amount	Percent	Amount	Percent

U.S. statutory tax	$(808,000)	21.0%	$(1,273,000)	23.2%
Stock compensation	102,000	-2.6%	128,000	-2.3%
Meals and entertainment	9,000	-0.2%	9,000	-0.2%
State tax, net of federal benefit	(164,000)	4.2%	(209,000)	3.8%
Tax law changes (U.S. Tax Reform)	-	0.0%	1,127,000	-20.5%
Other	44,000	-1.1%	(44,000)	0.8%
Change in Valuation Allowance	807,000	-21.0%	267,000	-4.9%
Income tax (benefit)/expense, net	$(10,000)	0.3%	$5,000	-0.1%

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2019 and 2018 is as follows:

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

	2019	2018
Deferred tax assets and liabilities:
Net operating loss carry-forward	$3,758,000	$3,037,000
Deferred Revenue	92,000	84,000
Allowance for doubtful accounts receivable	43,000	41,000
Stock compensation-nonqualified	205,000	171,000
Accruals	81,000	104,000
Deferred rent	29,000	37,000
Deferred interest	97,000	-
Depreciation	(427,000)	(402,000)
Sub-total	$3,878,000	$3,072,000
Valuation allowance	(3,878,000)	(3,072,000)
Deferred tax assets and liabilities	$-	$-

At October 31, 2019, the Company had available a federal net operating loss carryforward of $15,565,000, of which $2,785,000 are indefinite lived and $12,780,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

At October 31, 2019 and 2018, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company’s tax return years that are subject to examination by taxing authorities are fiscal years 2016 through 2019.

9. Stock-Based Compensation

On February 26, 2019, the Board of Directors of the Company, subject to shareholder approval, unanimously adopted the 2019 Stock Incentive Plan (the “Plan”), to replace the Company’s 2009 Stock Incentive Plan, as amended (the “2009 Plan”), which expired on February 24, 2019. The Plan became effective upon the date of its adoption by the Board, subject to shareholder approval within twelve months of the date of such adoption. The Plan provides for the granting of stock options for up to 5,000,000 shares of the Company’s common stock. On April 9, 2019, the Company’s shareholders approved the Plan.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

Information with respect to the Company’s stock options for fiscal years 2019 and 2018 is as follows:

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation (continued)

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Stock options outstanding at November 1, 2017	1,594,000	$3.52	6.9	$84,000
Stock options granted	82,500	$2.38
Stock options exercised	-	$0.00
Stock options forfeited	(154,500)	$3.43
Stock options outstanding at October 31, 2018	1,522,000	$3.47	6.2	$1,800
Stock options granted	542,500	$1.96
Stock options exercised	-	$0.00
Stock options forfeited	(217,500)	$1.98
Stock options outstanding at October 31, 2019	1,847,000	$3.20	6.4	$2,200
Stock options exercisable at October 31, 2019	995,000	$3.59	4.7	$-

The weighted average grant date fair value of the Company’s stock options granted during fiscal years 2019 and 2018 was $1.96 and $2.38, respectively. There were no stock options exercised during fiscal year 2019 and 2018.

The Company’s stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2019 and 2018:

	Years ended October 31,
	2019	2018
Expected dividend yield	0%	0%
Expected volatility	87 - 117%	93 - 117%
Risk-free interest rate	1.43 – 2.94%	2.24 - 2.91%
Expected term (years)	6.5	6.5
Discount for post-vesting restrictions	N/A	N/A

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statement of operations:

	2019	2018
Cost of revenues	$17,000	$25,000
Research and development	$110,000	$110,000
Selling, general and administrative	$486,000	$511,000
	$613,000	$646,000

PASSUR Aerospace, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation (continued)

The following table summarizes the plans under which the Company granted equity compensation as of October 31, 2019:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares
PASSUR Aerospace, Inc., 2009 Stock Incentive Plan	3,000,000	0	1,529,599	February 24, 2019
PASSUR Aerospace, Inc., 2019 Stock Incentive Plan	5,000,000	4,682,500	317,500	February 26, 2029

All outstanding options granted under the Company’s equity plans have terms of ten years. The Company’s stock options vest over a period of five years.

There was $1,249,000 of unrecognized stock-based compensation costs expected to be recognized over a weighted average period of 3.0 years as of October 31, 2019. The Company had 852,000 shares in unvested stock-based options as of October 31, 2019.

10. Major Customers

The Company’s principal business is to provide predictive analytics and decision support technology for the aviation industry to primarily improve the operational performance and cash flow of airlines. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Three customers accounted for 55%, or $8,296,000, of total revenues in fiscal year 2019. One customer accounted for 24% or $3,599,000, a second customer accounted for 20% or $2,985,000, and a third customer accounted for 11% or $1,713,000 of total revenues in fiscal year 2019. Three customers accounted for 53%, or $7,798,000, of total revenues in fiscal year 2018. One customer accounted for 23% or $3,344,000, a second customer accounted for 20% or $2,995,000, and a third customer accounted for 10% or $1,459,000 of total revenues in fiscal year 2018.

 As of October 31, 2019, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 19%, or $224,000, a second customer accounted for 14%, or $173,000, and a third customer accounted for 13% or $158,000. As of October 31, 2018, the Company had two customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 33%, or $446,000, and a second customer accounted for 21%, or $278,000. Credit losses historically have been immaterial, although, there is one customer, which is not one of the major customers described above, with a significant past due accounts receivable balance, which the Company has fully reserved as of the fiscal year ended October 31, 2019.

The Company had foreign sales of $1,226,000 and $978,000 in fiscal years 2019 and 2018, respectively. All sales, including foreign sales, are denominated in U.S. dollars.