Form 10-Q
period 2020-01-31
PASSUR Aerospace, Inc.
filed 2020-03-13
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer [  ]                                                                                       Accelerated filer                     [  ]

Non-accelerated filer [   ]                                                                                       Smaller reporting company    ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No [X]

There were 7,712,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of March 2, 2020.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of January 31, 2020 (unaudited)	4
	And October 31, 2019.

	Consolidated Statements of Operations (unaudited)	5
	Three months ended January 31, 2020 and 2019.

	Consolidated Statements of Stockholders’ Equity (unaudited)	6
	Three months ended January 31, 2020 and 2019.

	Consolidated Statements of Cash Flows (unaudited)	7
	Three months ended January 31, 2020 and 2019.

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II.	Other Information	26

Item 1.	Legal Proceedings.	26

Item 5.	Other Information.	27

Item 6.	Exhibits.	28

Signatures.		29

PART I: Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	January 31, 2020	October 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$ 427,771	$ 145,151
Accounts receivable, net	1,098,876	1,141,282
Prepaid expenses and other current assets	282,675	249,118
Total current assets	1,809,322	1,535,551

PASSUR Network, net	3,713,591	3,948,542
Capitalized software development costs, net	8,119,923	8,319,134
Property and equipment, net	482,101	552,150
Operating lease right-of-use assets	1,359,452	-
Other assets	90,480	91,883
Total assets	$ 15,574,869	$ 14,447,260

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,486,102	$ 1,531,112
Accrued expenses and other current liabilities	870,226	789,370
Operating lease liabilities, current portion	572,530	-
Deferred revenue, current portion	2,265,227	2,863,273
Total current liabilities	5,194,085	5,183,755

Deferred revenue, long term portion	353,314	377,760
Note payable - related party	9,080,344	8,350,058
Operating lease liabilities, non-current	904,799	-
Other liabilities	-	79,958

Total liabilities	15,532,542	13,991,531

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at January 31, 2020 and 8,480,526 at October 31, 2019	84,964	84,804
Additional paid-in capital	18,127,853	17,958,165
Accumulated deficit	(16,236,812)	(15,653,562)
	1,976,005	2,389,407
Treasury stock, at cost, 784,435 shares at January 31, 2020 and October 31, 2019, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	42,327	455,729
Total liabilities and stockholders' equity	$ 15,574,869	$ 14,447,260

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

    (Unaudited)

	Three months ended
	January 31,
	2020	2019

Revenues	$ 4,225,315	$ 3,656,124

Operating expenses:
Cost of revenues	2,286,066	2,032,420
Research and development expenses	112,303	143,955
Selling, general, and administrative expenses	2,168,350	2,245,897
	4,566,719	4,422,272

Loss from operations	$ (341,404)	$ (766,148)

Interest expense - related party	210,286	167,919
Loss before income taxes	(551,690)	(934,067)

Provision for income taxes	31,560	-
Net loss	$ (583,250)	$ (934,067)

Net loss per common share - basic	$ (0.08)	$ (0.12)
Net loss per common share - diluted	$ (0.08)	$ (0.12)

Weighted average number of common shares outstanding - basic	7,706,004	7,696,091
Weighted average number of common shares outstanding - diluted	7,706,004	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months ended January 31, 2020
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2019	8,480,526	$ 84,804	$ 17,958,165	$ (15,653,562)	$ (1,933,678)	$ 455,729

Stock-based compensation expense			146,648	-	-	146,648
Exercise of stock options	16,000	160	23,040			23,200
Net loss			-	(583,250)	-	(583,250)
Balance at January 31, 2020	8,496,526	84,964	18,127,853	(16,236,812)	(1,933,678)	42,327

	Three Months ended January 31, 2019
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2018	8,480,526	$ 84,804	$ 17,345,450	$ (11,882,259)	$ (1,933,678)	$ 3,614,317

Stock-based compensation expense			155,747	-	-	155,747
Net loss			-	(934,067)	-	(934,067)
Effect of new accounting standard				66,030		66,030
Balance at January 31, 2019	8,480,526	84,804	17,501,197	(12,750,296)	(1,933,678)	2,902,027

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2020	2019

Cash flows from operating activities
Net loss	$ (583,250)	$ (934,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,000,847	824,882
Other	9,329	(8,071)
Stock-based compensation	146,648	155,747
Operating lease assets, liability, net	(4,492)	-
Changes in operating assets and liabilities:
Accounts receivable	42,405	161,332
Prepaid expenses and other current assets	(39,893)	(37,718)
Other assets	1,404	10,173
Accounts payable	(45,010)	(18,924)
Accrued expenses and other current liabilities	119,427	(68,828)
Accrued interest - related party	210,286	-
Deferred revenue	(622,492)	2,516,010
Total adjustments	818,459	3,534,603
Net cash provided by operating activities	235,209	2,600,536

Cash flows used in investing activities
PASSUR Network	-	(53,718)
Software development costs	(488,774)	(695,794)
Property and equipment	(7,015)	(1,163)
Net cash used in investing activities	(495,789)	(750,675)

Cash flows from financing activities
Proceeds from notes payable - related party	520,000	910,000
Proceeds from exercise of stock options	23,200	-
Net cash provided by financing activities	543,200	910,000

Increase in cash	282,620	2,759,861

Cash - beginning of period	145,151	100,856
Cash - end of period	$ 427,771	$ 2,860,717

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$ -	$ 167,919
Income taxes	$ 31,560	$ -

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

      Notes to Consolidated Financial Statements

      January 31, 2020

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

PASSUR’s information solutions are used by the five largest North American airlines, more than 60 airport customers, including 20 of the top 30 North American airports (with PASSUR solutions also used at the remaining ten airports by one or more airline customers), 85 business aviation customer locations, and the U.S. government.

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

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2019, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of January 31, 2020, and its consolidated results of operations for the three months ended January 31, 2020, and 2019.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ended October 31, 2020.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current liabilities, excluding deferred revenue, exceeded current assets by $1,120,000 as of January 31, 2020. The outstanding amount under the note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman (the “Existing Gilbert Note”), was $9,080,000 as of January 31, 2020, with an annual interest rate of 9 ¾% and a maturity of November 1, 2021. At January 31, 2020, the notes payable balance included accrued interest on the Existing Gilbert Note of $410,000, representing interest incurred during the fourth quarter of 2019 and the first quarter of 2020. The Company’s stockholders’ equity was $42,000 at January 31, 2020. The Company had a net loss of $583,000 for the three months ended January 31, 2020.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 13, 2020, that if the Company, at any time, is unable to meet its obligations through March 13, 2021, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

Revenue Recognition Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”).  The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled.

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

The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;

•Identification of the performance obligations in the contract;

•Determination of transaction price;

•Allocation of transaction price to performance obligations in the contract; and

•Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

Professional services revenue

Professional services primarily consist of value assessments and customer training services. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For professional services, revenue is recognized by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours, and as a practical expedient, progress for services that are contracted for time and materials is generally based on the amount the Company has the right to invoice. Professional services contracts are generally one year or less in length, billed either in advance, upon pre-defined milestones or as services are rendered. Payment for professional services is generally a fixed fee or a fee based on time and materials in accordance with the terms of the agreement. The Company’s professional service contracts do not have a significant financing component and customer invoices are typically due within 30 days.

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

B. Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

	Three Months Ended	Three Months Ended
Revenue by customer:	January 31, 2020	January 31, 2019
Airlines	$ 2,618,000	$ 2,218,000
Airports	1,391,000	1,423,000
Other	216,000	15,000
Total Revenue	$ 4,225,000	$ 3,656,000

	Three Months Ended	Three Months Ended
Revenue by type of performance obligation:	January 31, 2020	January 31, 2019
Subscription services	$ 3,956,000	$ 3,596,000
Professional services	269,000	60,000
Total Revenue	$ 4,225,000	$ 3,656,000

C. Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2019	$ 1,041,000	$ 100,000	$ 3,241,000

Balance at January 31, 2020	$ 1,010,000	$ 89,000	$ 2,619,000

The difference in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancelable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the three months ended January 31, 2020 that was included in the deferred revenue balance at November 1, 2019 was $2,423,000.

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

	12 months or less	Greater than 12 months *
Subscription services	$ 5,296,000	$ 1,269,000
Professional services	$ 94,000	$ -
Material rights	$ 194,000	$ 353,000

*Approximately 94% of these amounts are expected to be recognized between 12 and 36 months.

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

Income Taxes

The Company’s provision for income taxes consists of federal, state, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended January 31, 2020, the Company recorded an income tax provision of $32,000, which is attributable to foreign withholding tax. The effective tax rate for the three months ended January 31, 2020 was (5.7)% and differed from the U.S. federal statutory rate of 21% as a result of the foreign withholding tax recorded during the three months ended January 31, 2020. The Company did not record an income tax benefit in its pre-tax losses as the Company maintains a full valuation allowance against its net deferred tax assets as the net deferred tax assets were not realizable on a more-likely-than-not basis.

For the three months ended January 31, 2019, the Company recorded an income tax provision (benefit) of zero. The Company’s annual effective tax rate for the three months ended January 31, 2019 was 0% as the Company’s net deferred tax assets were not realizable on a more-likely-than-not-basis.

Accounts Receivable

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $89,000 of unbilled receivables associated with contractually committed services provided to existing customers during the three months ended January 31, 2020, which will be invoiced subsequent to January 31, 2020. As of October 31, 2019, the Company’s accounts receivable balance included $100,000 of unbilled receivables associated with contractually committed services provided to existing customers.

The provision for doubtful accounts was $165,000 as of January 31, 2020 and October 31, 2019, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems, which includes the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which are recorded at cost, net of accumulated depreciation. The Company did not capitalize any costs related to the PASSUR Network for the three months ended January 31, 2020.  Additionally, the Company did not purchase any parts for the PASSUR Network and used $9,300 of parts for repairs during the three months ended January 31, 2020.

For the three months ended January 31, 2019, the Company capitalized $61,000 of PASSUR Network costs. Additionally, the Company purchased parts for the PASSUR Network totaling $1,000 and used $9,000 of parts for repairs during the three months ended January 31, 2019.

Depreciation expenses related to the Company-owned PASSUR Network was $226,000 and $205,000 for the three months ended January 31, 2020 and 2019, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which is estimated at five years for SMLAT Systems and seven years for PASSUR Systems.

The net carrying balance of the PASSUR Network as of January 31, 2020, and October 31, 2019, was $3,714,000 and $3,949,000, respectively. Included in the net carrying balance as of January 31, 2020 and October 31, 2019, were parts and finished goods for the PASSUR Network totaling $1,822,000 and $1,831,000 respectively, which have not yet been installed. PASSUR Network assets which are not installed are carried at cost and not depreciated until installed.

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, Internal Use Software (“ASC 350-40”). ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred.

The Company capitalized $489,000 and $696,000 of software development costs for the three months ended January 31, 2020 and 2019, respectively.  The Company amortized $688,000 and $520,000 of capitalized software development costs for the three months ended January 31, 2020 and 2019, respectively. The Company records amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years, within “Cost of Revenues”.

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

At October 31, 2019, the Company had available federal net operating loss carryforwards of $16,098,000, of which $8,033,000 are indefinite lived and $8,065,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

Stock-Based Compensation

The Company follows FASB ASC 718, Compensation-Stock Compensation, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $147,000 and $156,000 for the three months ended January 31, 2020 and 2019, respectively.  Stock-based compensation is primarily included in selling, general, and administrative expenses.

Net Loss per Share Information

Basic net loss per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. The Company’s 2009 Stock Incentive Plan, which expired on February 24, 2019, and 2019 Stock Incentive Plan allow for a cashless exercise. Shares used to calculate net loss per share are as follows:

	For the three months ended
	January 31,
	2020	2019
Basic Weighted average shares outstanding	7,706,004	7,696,091
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,706,004	7,696,091

Weighted average shares which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive. These shares consist of stock options.	1,725,500	1,734,500

Fair Value of Financial Instruments

The recorded amounts of the Company’s cash, receivables, and accounts payables approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company’s related party debt is held by its Non-Executive Chairman and significant shareholder, and the Company does not have any third-party debt with which to compare.

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

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. On November 1, 2019, the Company adopted Topic 842. As a result of the adoption of Topic 842, the Company recognized operating lease right-of-use (“ROU”) assets and liabilities of $1,497,000 and $1,620,000, respectively. The Company does not have any finance lease ROU assets and liabilities. There was no change to our condensed consolidated statements of operations or cash flows, as a result of the adoption.

3. Leases

During the first quarter of fiscal 2020, the Company adopted Topic 842 using the modified retrospective transition approach permitted under the new standard for leases that existed at November 1, 2019 and, accordingly, the prior comparative periods were not restated.  Under this method, the Company was required to assess the remaining future payments of existing leases as of November 1, 2019.  Additionally, as of the date of adoption, the Company elected the package of practical expedients that did not require the Company to assess whether expired or existing contracts contain leases as defined in Topic 842, did not require reassessment of the lease classification (i.e., operating lease vs. finance lease) for expired or existing leases, and did not require a change to the accounting for previously capitalized initial direct costs.

The adoption of this standard impacted the Company’s consolidated balance sheet due to the recognition of ROU assets and associated lease liabilities related to operating leases as compared to the previous accounting.  The accounting for finance leases under Topic 842 is consistent with the prior accounting for capital leases. The impact of the adoption of this standard on the Company’s consolidated statement of earnings and consolidated statement of cash flows was not material.

Per the guidance of Topic 842, a contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset.  The Company recognizes a lease liability and a related ROU asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted below. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company’s lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments.  The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

After the lease commencement date, the Company evaluates lease modifications, if any, that could result in a change in the accounting for leases.  For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. In addition, significant changes in events or circumstances within the Company’s control are assessed to determine whether a change in the accounting for leases is required.

Certain of the Company’s leases provide for variable lease payments for the right to use an underlying asset that vary due to changes in facts and circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or rate (e.g., Consumer Price Index) are included in the initial measurement of the lease liability, the initial measurement of the ROU asset, and the lease classification test based on the index or rate as of the commencement date. Any changes from the commencement date estimation of the index- and rate-based variable payments are expensed as incurred in the period of the change. Variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset, are not included in the initial measurement of the lease liability or the ROU asset, but instead are expensed as incurred.  The Company’s variable lease payments primarily include common area maintenance and real estate taxes.

Upon the adoption of Topic 842, the Company made the following accounting policy elections:

•Certain of the Company’s contracts contain lease components as well as non-lease components. Unless an accounting policy is elected to the contrary, the contract consideration must be allocated to the separate lease and non-lease components in accordance with Topic 842. For purposes of allocating contract consideration, the Company elected not to separate the lease components from non-lease components for all asset classes.  This was applied to all existing leases as of November 1, 2019 and will be applied to new leases on an on-going basis.

•The Company elected not to apply the measurement and recognition requirements of Topic 842 to short-term leases (i.e., leases with a term of 12 months or less).  Accordingly, short-term leases will not be recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term.

As a result of the adoption of Topic 842, the Company recognized operating lease ROU assets and liabilities of $1,497,000 and $1,620,000, respectively, as of November 1, 2019. The Company does not have any finance lease ROU assets and liabilities.

The Company has operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately 1 year to 4.6 years.  Some of the Company’s lease contracts include options to extend the leases for up to five years, while others include options to terminate the leases within 1 year.

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended
	January 31, 2020
Total lease cost
Operating lease cost	$182,076
Short-term lease cost	51,115
Variable lease cost	14,369
Total	$247,560
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$186,569
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,418
Weighted-average remaining lease term – operating leases	2.83	years
Weighted-average discount rate – operating leases	9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for the remainder of fiscal 2020 and for each of the next four fiscal years and thereafter is as follows:

Operating Leases
Remainder of fiscal 2020	$544,340
Fiscal 2021	534,228
Fiscal 2022	384,511
Fiscal 2023	214,820
Fiscal 2024	1,954
Thereafter	-
Total future minimum lease payments	1,679,853
Less imputed interest	(202,524)
Total	$1,477,329

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of October 31, 2019:

Payments Due in Fiscal Year(1)
Fiscal 2020	$609,833
Fiscal 2021	437,746
Fiscal 2022	308,520
Fiscal 2023	195,183
Fiscal 2024	-
Thereafter	-
Total contractual obligations	$1,551,282

(1)Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include common area maintenance and real estate taxes.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.

The Company does not have any finance leases. As of January 31, 2020, the number of leases that have not yet commenced is immaterial.

4. Notes Payable – Related Party

The outstanding amount under the note payable to G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman and significant stockholder (the “Existing Gilbert Note”), was $9,080,000 as of January 31, 2020, with an interest rate of 9 ¾% and a maturity date of November 1, 2021. Interest payments are due by October 31st of each fiscal year. At January 31, 2020, the notes payable balance included accrued interest on the Existing Gilbert Note of $410,000, representing interest incurred during the fourth quarter of 2019 and the first quarter of 2020.  During the three months ended January 31, 2020, Mr. Gilbert loaned the Company an additional $520,000 (which amount is included in the outstanding note payable amount as of January 31, 2020 identified above). Additionally, subsequent to January 31, 2020, Mr. Gilbert loaned the Company an additional $200,000. As of March 13, 2020, the note payable balance, including accrued interest, was $9,379,000. During the three months ended January 31, 2019, the Company paid interest incurred on the Existing Gilbert Note totaling $168,000.

On January 27, 2020, the Company entered into a Sixth Debt Extension Agreement with Mr. Gilbert, effective January 27, 2020, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Existing Gilbert Note. The maturity date of the Existing Gilbert Note was November 1, 2020, and the total amount of principal and interest due for the fourth quarter of fiscal year 2019 and first quarter of fiscal year 2020 and owing as of January 27, 2020, was $9,071,000. Pursuant to the Sixth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the amount of $9,071,000, (the “Sixth Replacement Note”) equal to a principal of $8,670,000 and accrued interest through January 27, 2020 of $401,000, and cancelled the Existing Gilbert Note. The Company agreed to pay accrued interest included in the Sixth Replacement Note, at the time and on the terms set forth in the Sixth Replacement Note. Under the terms of the Sixth Replacement Note, the maturity date was extended to November 1, 2021, and the annual interest rate remained at 9.75%. Interest payments under the Sixth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company’s assets.

The Company evaluated its financial position as of January 31, 2020, including an operating loss of $341,000 and working capital deficit of $3,385,000, and has requested and received a commitment from G.S. Beckwith Gilbert, dated March 13, 2020, that if the Company, at any time, is unable to meet its obligations through March 13, 2021, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

The Company provides its solutions to the largest airlines and airports in the United States. Currently over 60% of all flights in the United States are, in some form, managed by the PASSUR software. Additionally, we provide our proven, established capabilities to the global airline and airport industry, with solutions now implemented in Canada, Europe, and Latin America. The global market presents an opportunity to network more customers in a broader market.

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

1)Continue developing decision support solutions built on business intelligence, predictive analytics, and web-dashboard technology;

2)Continue integrating multiple additional industry data sets into its aviation database, including data from a variety of additional aircraft, airspace, and ground surveillance sources, to help ensure that PASSUR is the primary choice for data integration and management for large aviation organizations;

3)Continue extending the reach of the PASSUR Network, which provides the proprietary backbone for many of the Company’s solutions; and

4)Continue developing the Company’s professional service capabilities, in order to make sure that its solutions can be fully implemented in its customers’ work environments, with minimal demand on customers’ internal resources.

For the three months ended January 31, 2020, total revenue increased 16% to $4,225,000, compared with $3,656,000 for the same period in fiscal year 2019. Loss from operations for the three months ended January 31, 2020, was $341,000, compared to $766,000 for the same period in fiscal year 2019. For the three months ended January 31, 2020, net loss was $583,000, or $0.08 per diluted share, compared to a net loss of $934,000, or $0.12 per diluted share, in the same period in fiscal year 2019.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from the PASSUR Network. Such efforts include the continued development of existing products, new product offerings and, to a lesser extent, professional services.

For the three months ended January 31, 2020, total revenues increased by $569,000, or 16%, to $4,225,000, as compared with $3,656,000 for the same period in 2019. The increase in total revenues was primarily due to (i) an increase in subscription revenue of $355,000, or 10% and (ii) an increase in consulting revenue of $214,000 to $323,000, as compared with the prior year.

The increase in subscription revenue for the three months ended January 31, 2020, was primarily due to (i) a new contract for subscription services closed during fiscal year 2020 and (ii) net incremental revenue recognized during the period in fiscal year 2020 related to new contracts closed during fiscal year 2019. These increases were partially offset by expired contracts during the three months ended January 31, 2020.

The Company is engaged in ongoing discussions with two of its customers about the possible renewal of certain existing contracts that expired at various times from January 31, 2020 through February 29, 2020. Certain parts of these contracts have been renewed on a short-term interim basis. If these contracts are not renewed in full or in part, and not replaced by other revenue, the potential impact to the Company’s fiscal year 2020 results could be a loss of revenue of up to $3.9 million dollars as compared to the full fiscal year of 2019.  Offsetting the aforementioned potential loss of revenues is approximately $1.4 million dollars of incremental revenue in fiscal year 2020 related to certain subscription services closed during fiscal year 2019 and fiscal year 2020.

The increase in consulting revenue of $214,000 to $323,000 for the three months ended January 31, 2020, as compared to $108,000 for the same period in 2019, was due to an increase in the number of consulting agreements performed during the first quarter of 2020, compared to the same period in 2019.

The Company continues to enhance its wide selection of products and develop and deploy new software applications and solutions to better address customers’ needs, all of which are easily delivered through web-based applications or as stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, depreciation of PASSUR and SMLAT Network Systems, amortization of capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Also included in cost of revenues are costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications, as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each reporting period is impacted by: (1) the number of PASSUR and SMLAT System units added to the PASSUR Network, which includes the production, shipment, and installation of these assets (currently largely installed by unaffiliated outside contractors), which are capitalized to the PASSUR Network; and (2) capitalized costs associated with software development and data center projects; and (3) data center projects (all referred to as “Capitalized Assets”). The labor and fringe benefit costs of Company employees involved in creating Capitalized Assets are capitalized, rather than expensed, and amortized, usually over five or seven years, as determined by their projected useful life. The Company does not break down its costs by product.

Cost of revenues increased $254,000, or 12%, to $2,286,000 for the three months ended January 31, 2020, as compared with the same period in fiscal year 2019. During the three months ended January 31, 2020, the cost of revenues increase was primarily attributable to a decrease in capitalized costs associated with software development projects and PASSUR Network Systems of approximately $268,000 as compared with the same period in fiscal 2019. When the Company uses its employees to manufacture PASSUR and SMLAT Systems, build capital assets, ship and install PASSUR and SMLAT Systems in the field, or for software development, there is a reduction in cost of revenues due to the fact that the labor-related costs for these systems are capitalized, rather than expensed, and amortized over seven years for PASSUR or five years for SMLAT systems. The increase in cost of revenues, due to lower capitalization of cost for the three months ended January 31, 2020, was offset by a net decrease of $21,000 in other various costs within cost of revenues as compared to the same period in fiscal year 2019.

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

Research and Development

Research and development expenses decreased $32,000, or 22%, to $112,000, for the three months ended January 31, 2020, as compared to $144,000 for the same period in fiscal year 2019.  The decrease in research and development was primarily attributable to a decrease in personnel related costs, as compared to the same period in the prior year.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $78,000, or 3%, to $2,168,000 for the three months ended January 31, 2020, as compared to $2,246,000 for the same period in fiscal year 2019. The decrease in selling, general and administrative expense for the three months ended January 31, 2020 was primarily due to a decrease in personnel related costs, as compared to the same period in the prior year. This decrease was partially offset by increases in professional and sales and marketing consulting fees, as compared to the same period in fiscal year 2019.

Loss from Operations

For the three months ended January 31, 2020, loss from operations decreased $425,000 to $341,000, as compared with the same period in fiscal year 2019.  The improvement was primarily due to an increase in revenue of $569,000, or 16%, which was partially offset by an increase in operating expenses of $144,000, or 3%.

Interest Expense – Related Party

Interest expense – related party increased $42,000, or 25%, for the three months ended January 31, 2020, as compared to the same periods in fiscal year 2019, due to the higher principal balance outstanding on the note in fiscal year 2020.

Net Loss

The Company had a net loss of $583,000, or $0.08 per diluted share, for the three months ended January 31, 2020, as compared to a net loss of $934,000, or $0.12 per diluted share, for the same period in 2019.

Liquidity and Capital Resources

The Company’s current liabilities, excluding deferred revenue, exceeded its current assets by $1,120,000 as of January 31, 2020. The Company’s stockholders’ equity was $42,000 as of January 31, 2020.

The outstanding amount under the note payable to G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman and significant stockholder (the “Existing Gilbert Note”), was $9,080,000 as of January 31, 2020, with an annual interest rate of 9 ¾%, and a maturity date of November 1, 2021. Interest payments are due by October 31st of each fiscal year. At January 31, 2020, the notes payable balance included accrued interest on the Existing Gilbert Note of $410,000, representing interest incurred during the fourth quarter of 2019 and the first quarter of 2020.  During the three months ended January 31, 2020, Mr. Gilbert loaned the Company an additional $520,000 (which amount is included in the outstanding note payable amount as of January 31, 2020 identified above). Additionally, subsequent to January 31, 2020, Mr. Gilbert loaned the Company an additional $200,000. As of March 13, 2020, the note payable balance, including accrued interest, was $9,379,000. During the three months ended January 31, 2019, the Company paid interest incurred on the Existing Gilbert Note totaling $168,000.

On January 27, 2020, the Company entered into a Sixth Debt Extension Agreement with Mr. Gilbert, effective January 27, 2020, pursuant to which the Company and Mr. Gilbert agreed to modify certain terms and conditions of the Existing Gilbert Note. The maturity date of the Existing Gilbert Note was November 1, 2020, and the total amount of principal and interest due for the fourth quarter of fiscal year 2019 and first quarter of fiscal year 2020 and owing through January 27, 2020, was $9,071,000. Pursuant to the Sixth Debt Extension Agreement, the Company issued a new note to Mr. Gilbert in the amount of $9,071,000, (the “Sixth Replacement Note”) equal to a principal of $8,670,000 and accrued interest through January 27, 2020 of $401,000, and cancelled the Existing Gilbert Note. The Company agreed to pay accrued interest included in the Sixth Replacement Note, at the time and on the terms set forth in the Sixth Replacement Note. Under the terms of the Sixth Replacement Note, the maturity date was extended to November 1, 2021, and the annual interest rate remained at 9 ¾%. Interest payments under the Sixth Replacement Note shall be made annually on October 31st of each year. The note payable is secured by the Company’s assets.

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

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 13, 2020, that if the Company, at any time, is unable to meet its obligations through March 13, 2021, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Net cash provided by operating activities was $235,000 for the three months ended January 31, 2020, and consisted of a net loss of $583,000, partially offset by depreciation and amortization of $1,001,000 and stock-based compensation expense of $147,000. The remaining balance consisted of a decrease in deferred revenue of $622,000 and a net increase in accounts payable, accrued expenses and accrued interest-related party.

Net cash used in investing activities was $496,000 for the three months ended January 31, 2020, which was expended for capitalized software development costs and additions to property and equipment. Net cash provided by financing activities was $543,000 for the three months ended January 31, 2020 and consisted of proceeds from note payable – related party of $520,000 and proceeds from the exercise of stock options of $23,000.  Net cash provided by operating activities decreased by $2,365,000 for the three months ended January 31, 2020, as compared to the same period in 2019.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019.  These policies and estimates are critical to the Company’s business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

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

The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;

•Identification of the performance obligations in the contract;

•Determination of transaction price;

•Allocation of transaction price to performance obligations in the contract; and

•Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

Leases

During the first quarter of fiscal 2020, the Company adopted Topic 842 using the modified retrospective transition approach permitted under the new standard for leases that existed at November 1, 2019 and, accordingly, the prior comparative periods were not restated.  Under this method, the Company was required to assess the remaining future payments of existing leases as of November 1, 2019.  Additionally, as of the date of adoption, the Company elected the package of practical expedients that did not require the Company to assess whether expired or existing contracts contain leases as defined in Topic 842, did not require reassessment of the lease classification (i.e., operating lease vs. finance lease) for expired or existing leases, and did not require a change to the accounting for previously capitalized initial direct costs.

The adoption of this standard impacted the Company’s consolidated balance sheet due to the recognition of ROU assets and associated lease liabilities related to operating leases as compared to the previous accounting.  The accounting for finance leases under Topic 842 is consistent with the prior accounting for capital leases. The impact of the adoption of this standard on the Company’s consolidated statement of earnings and consolidated statement of cash flows was not material.

Per the guidance of Topic 842, a contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset.  The Company recognizes a lease liability and a related ROU asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted below. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company’s lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments.  The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

After the lease commencement date, the Company evaluates lease modifications, if any, that could result in a change in the accounting for leases.  For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. In addition, significant changes in events or circumstances within the Company’s control are assessed to determine whether a change in the accounting for leases is required.

Certain of the Company’s leases provide for variable lease payments for the right to use an underlying asset that vary due to changes in facts and circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or rate (e.g., Consumer Price Index) are included in the initial measurement of the lease liability, the initial measurement of the ROU asset, and the lease classification test based on the index or rate as of the commencement date. Any changes from the commencement date estimation of the index- and rate-based variable payments are expensed as incurred in the period of the change. Variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset, are not included in the initial measurement of the lease liability or the ROU asset, but instead are expensed as incurred.  The Company’s variable lease payments primarily include common area maintenance and real estate taxes.

Upon the adoption of Topic 842, the Company made the following accounting policy elections:

•Certain of the Company’s contracts contain lease components as well as non-lease components. Unless an accounting policy is elected to the contrary, the contract consideration must be allocated to the separate lease and non-lease components in accordance with Topic 842. For purposes of allocating contract consideration, the

Company elected not to separate the lease components from non-lease components for all asset classes.  This was applied to all existing leases as of November 1, 2019 and will be applied to new leases on an on-going basis.

•The Company elected not to apply the measurement and recognition requirements of Topic 842 to short-term leases (i.e., leases with a term of 12 months or less).  Accordingly, short-term leases will not be recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term.

As a result of the adoption of Topic 842, the Company recognized operating lease ROU assets and liabilities of $1,497,000 and $1,620,000, respectively, as of November 1, 2019. The Company does not have any finance lease ROU assets and liabilities.

The Company has operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately 1 year to 4.6 years.  Some of the Company’s lease contracts include options to extend the leases for up to five years, while others include options to terminate the leases within 1 year.

The Company does not have any finance leases. As of January 31, 2020, the number of leases that have not yet commenced is immaterial.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2020.

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

PART II. Other Information

Item 1.  Legal Proceedings

The Company is not aware of any material, existing or pending legal proceedings to which the Company or its Subsidiary is a party or to which any of its properties are subject, except as described below. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest that is adverse to the Company’s interests.

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

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties.  The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as supplemented below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect us.  The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

The continuing rapid spread of the coronavirus (COVID-19) could adversely impact the Company’s business and results of operations.

The outbreak and continuing rapid spread of a strain of coronavirus (COVID-19), which was reported to have surfaced in Wuhan, China in December 2019, has resulted in a substantial curtailment of global travel and business activities.  As part of intensifying global efforts to contain the spread of COVID-19, several countries have imposed travel restrictions to and from affected areas, with a significant number of airport closures and flight cancellations and suspensions.  These measures, coupled with the fear of the further spread of COVID-19, have resulted in a significant reduction of worldwide air travel over the last several months.  If these conditions continue for an extended period of time, we could experience reduced demand for our products and services, which could have a negative impact on our ability to enter into new customer contracts or renew existing customer contracts.  In addition, a prolonged period of travel, commercial and other similar restrictions and the resulting reduced demand for air travel as a result of the COVID-19 outbreak could have a negative impact on the ability of our airline and airport customers to perform their obligations to us under their existing customer contracts.

Item 5.  Other Information

On March 13, 2020, the Company’s significant shareholder and Non-Executive Chairman confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through March 13, 2021. A copy of the commitment is attached as Exhibit 10.3 to this Form 10-Q and incorporated by reference into this Item 5.

On February 12, 2020, the Company announced the appointment of Brian G. Cook as Chief Executive Officer (“CEO”) of the Company, effective February 12, 2020. Concurrently with Mr. Cook’s appointment as CEO of the Company, James T. Barry stepped down from his role as CEO of the Company, effective February 12, 2020. Mr. Barry will continue to serve as President and a director of the Company.

Item 6.  Exhibits

10.1

Employment Agreement, dated February 12, 2020, between PASSUR Aerospace, Inc. and Brian Cook, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2020.

10.2

Incentive Stock Option Agreement, dated February 12, 2020, between PASSUR Aerospace, Inc. and Brian Cook, is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2020.

10.3	*Commitment of G.S. Beckwith Gilbert, dated March 13, 2020.

31.1	*Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: March 13, 2020	By: /s/ Brian G. Cook
Brian G. Cook
Chief Executive Officer
(Principal Executive Officer)

Dated: March 13, 2020	By: /s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)