Form 10-Q
period 2020-07-31
PASSUR Aerospace, Inc.
filed 2020-09-14
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2020

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

There were 7,712,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of September 1, 2020.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	July 31, 2020	October 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$ 1,998,004	$ 145,151
Accounts receivable, net	460,203	1,141,282
Prepaid expenses and other current assets	271,992	249,118
Total current assets	2,730,199	1,535,551

PASSUR Network, net	-	3,948,542
Capitalized software development costs, net	1,344,849	8,319,134
Property and equipment, net	322,395	552,150
Operating lease right-of-use assets	701,287	-
Other assets	57,217	91,883
Total assets	$ 5,155,947	$ 14,447,260

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,901,557	$ 1,531,112
Accrued liabilities - Stimulus funding	1,401,530	-
Accrued expenses and other current liabilities	792,428	789,370
Operating lease liabilities, current portion	384,526	-
Deferred revenue, current portion	1,136,980	2,863,273
Total current liabilities	5,617,021	5,183,755

Deferred revenue, long term portion	257,270	377,760
Note payable - related party	10,452,799	8,350,058
Operating lease liabilities, non-current	550,098	-
Other liabilities	-	79,958
Total liabilities	$ 16,877,188	$ 13,991,531

Commitments and contingencies

Stockholders' equity:

Preferred shares - authorized 5,000,000 shares, par value $0.01 per share;none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at July 31, 2020 and 8,480,526 at October 31, 2019, respectively	84,964	84,804
Additional paid-in capital	18,344,911	17,958,165
Accumulated deficit	(28,217,438)	(15,653,562)
	(9,787,563)	2,389,407
Treasury stock, at cost, 784,435 shares at April 30, 2020 and October 31, 2019, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	(11,721,241)	455,729
Total liabilities and stockholders' equity	$ 5,155,947	$ 14,447,260

See accompanying notes to consolidated financial statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	July 31,
	2020	2019

Revenues	$ 2,207,722	$ 3,798,149

Cost of expenses:
Cost of revenues	860,540	2,137,662
Research and development expenses	66,042	143,102
Selling, general, and administrative expenses	1,272,376	2,411,029
	2,198,958	4,691,793

Income/(Loss) from operations	$ 8,764	$ (893,644)

Interest expense - related party	238,826	180,191
Other loss	19,473	-
Loss before income taxes	(249,535)	(1,073,835)

Provision for income taxes	-	-
Net loss	$ (249,535)	$ (1,073,835)

Net loss per common share - basic	$ (0.03)	$ (0.14)
Net loss per common share - diluted	$ (0.03)	$ (0.14)

Weighted average number of common shares outstanding - basic	7,712,091	7,696,091
Weighted average number of common shares outstanding - diluted	7,712,091	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine months ended
	July 31,
	2020	2019

Revenues	$ 9,611,780	$ 11,088,397

Cost of expenses:
Cost of revenues	5,567,720	6,206,428
Research and development expenses	281,739	426,376
Selling, general, and administrative expenses	5,733,142	7,079,287
Impairment charges	9,874,281	-
	21,456,882	13,712,091

Loss from operations	$ (11,845,102)	$ (2,623,694)

Interest expense - related party	667,741	515,875
Other loss	19,473	-
Loss before income taxes	(12,532,316)	(3,139,569)

Provision for income taxes	31,560	-
Net loss	$ (12,563,876)	$ (3,139,569)

Net loss per common share - basic	$ (1.63)	$ (0.41)
Net loss per common share - diluted	$ (1.63)	$ (0.41)

Weighted average number of common shares outstanding - basic	7,710,047	7,696,091
Weighted average number of common shares outstanding - diluted	7,710,047	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Nine Months ended July 31, 2020
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2019	8,480,526	$ 84,804	$ 17,958,165	$ (15,653,562)	$ (1,933,678)	$ 455,729

Stock-based compensation expense			146,648	-	-	146,648
Exercise of stock options	16,000	160	23,040			23,200
Net loss			-	(583,250)	-	(583,250)
Balance at January 31, 2020	8,496,526	84,964	18,127,853	(16,236,812)	(1,933,678)	42,327

Stock-based compensation expense			102,574	-	-	102,574
Net loss			-	(11,731,091)	-	(11,731,091)
Balance at April 30, 2020	8,496,526	84,964	18,230,427	(27,967,903)	(1,933,678)	(11,586,190)

Stock-based compensation expense			114,484	-	-	114,484
Net loss			-	(249,535)	-	(249,535)
Balance at July 31, 2020	8,496,526	84,964	18,344,911	(28,217,438)	(1,933,678)	(11,721,241)

	Nine Months ended July 31, 2019
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2018	8,480,526	$ 84,804	$ 17,345,450	$ (11,882,259)	$ (1,933,678)	$ 3,614,317

Stock-based compensation expense			155,747	-	-	155,747
Net loss			-	(934,067)	-	(934,067)
Effect of new accounting standard			-	66,030	-	66,030
Balance at January 31, 2019	8,480,526	84,804	17,501,197	(12,750,296)	(1,933,678)	2,902,027

Stock-based compensation expense			163,144			163,144
Net loss			-	(1,131,667)	-	(1,131,667)
Balance at April 30, 2019	8,480,526	84,804	17,664,341	(13,881,963)	(1,933,678)	1,933,504

Stock-based compensation expense			150,145			150,145
Net loss			-	(1,073,835)	-	(1,073,835)
Balance at July 31, 2019	8,480,526	84,804	17,814,486	(14,955,798)	(1,933,678)	1,009,814

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2020	2019

Cash flows from operating activities
Net loss	$ (12,563,876)	$ (3,139,569)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,920,046	2,659,381
Provision for doubtful accounts	103,534	-
Federal Stimulus credits utilized	(207,531)	-
Loss on disposal of assets	19,473	-
Other	2,243	(24,491)
Stock-based compensation	363,706	469,036
Operating lease assets, liability, net	58,650	-
Impairment charges	9,874,281	-
Changes in operating assets and liabilities:
Accounts receivable	577,545	(106,059)
Prepaid expenses and other current assets	(22,874)	(138,254)
Other assets	(45,292)	27,804
Accounts payable	370,445	199,660
Accrued expenses and other current liabilities	110,521	(273,278)
Accrued interest - related party	667,741	-
Deferred revenue	(1,846,783)	673,366
Total adjustments	11,945,705	3,487,165
Net cash (used in) provided by operating activities	(618,171)	347,596

Cash flows used in investing activities
PASSUR Network	-	(32,964)
Software development costs	(488,774)	(1,976,541)
Property and equipment	-	(85,161)
Net cash used in investing activities	(488,774)	(2,094,666)

Cash flows from financing activities
Proceeds from notes payable - related party	1,435,000	1,650,000
Proceeds under Federal Stimulus grant program	1,501,598	-
Proceeds from exercise of stock options	23,200	-
Net cash provided by financing activities	2,959,798	1,650,000

Increase in cash	1,852,853	(97,070)

Cash - beginning of period	145,151	100,856
Cash - end of period	$ 1,998,004	$ 3,786

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$ -	$ 515,875
Income taxes	$ 39,626	$ (26,057)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

July 31, 2020

(Unaudited)

1.Nature of Business

PASSUR Aerospace, Inc. (“PASSUR” or the “Company”), a New York corporation founded in 1967, is a global leader in digital operational excellence.  The Company reduces operational complexity by delivering a trusted platform combined with professional services to help lower operating expenses.

Operational efficiency is more important now than ever to eliminate sources of waste, variables, and inflexible operations in order to increase profits. The Company addresses these significant aviation industry problems by applying its technology platform, combined with professional services, to provide solutions that predict, prioritize, prevent and help the industry recover from unexpected disruptions.  These disruptions have long been seen as the cost of doing business in the industry and are even more pronounced today, creating greater uncertainty for the industry. The Company provides actionable intelligence to enable businesses in the industry manage their operations more efficiently.

PASSUR solutions are used by some of the largest airlines and airports in the United States, as well as by airlines and airports in Canada, Europe, and Latin America.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers have been severely impacted by the COVID-19 outbreak and the rapid decline in air travel.  As a result, the Company anticipates downturns in its revenues for the remainder of the year.

Although the Company’s revenue is primarily subscription based, several customers have requested, and the Company has agreed, to the suspension of certain services to those customers, or the provision of services free of charge during a specific period of time.  Additionally, one customer has requested extended terms of payment, which request the Company has also accepted.  The Company believes that these decisions are in the best interests of the Company as a partner to the aviation industry and will benefit the Company in the longer term.  The Company continues to believe that its products and professional service engagements are critical to the efficient operation of the air transportation market.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2019, filed with the Securities and Exchange Commission (“SEC”); the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position as of July 31, 2020, and its consolidated results of operations for the three and nine months ended July 31, 2020, and 2019.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2020.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current liabilities, excluding deferred revenue and certain CARES Act grant proceeds accounted for as accrued liabilities (as described in more detail in “Impact of the COVID-19 Pandemic” below), exceeded its current assets by $348,000 as of July 31, 2020. The outstanding amount under the note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman (the “Existing Gilbert Note”), was $10,453,000 as of

July 31, 2020, with an annual interest rate of 9 ¾% and a maturity of November 1, 2021. At July 31, 2020, the notes payable balance included accrued interest on the Existing Gilbert Note of $868,000, representing interest incurred during the fourth quarter of 2019 through and including the third quarter of 2020. The Company’s stockholders’ deficit was $11,721,000 at July 31, 2020. The Company had a net loss of $12,564,000, including an impairment charge of $9,874,000, for the nine months ended July 31, 2020.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated September 14, 2020, that if the Company, at any time, is unable to meet its obligations through September 14, 2021, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

A.Nature of Performance Obligations

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

B.Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

	Three Months Ended	Nine Months Ended
Revenue by type of customer:	July 31, 2020	July 31, 2020
Airlines	$ 748,000	$ 5,042,000
Airports	1,331,000	4,185,000
Other	129,000	385,000
Total Revenue	$ 2,208,000	$ 9,612,000

	Three Months Ended	Nine Months Ended
Revenue by type of customer:	July 31, 2019	July 31, 2019
Airlines	$ 2,396,000	$ 6,829,000
Airports	1,387,000	4,224,000
Other	15,000	35,000
Total Revenue	$ 3,798,000	$ 11,088,000

	Three Months Ended	Nine Months Ended
Revenue by type of performance obligation:	July 31, 2020	July 31, 2020
Subscription services	$ 2,039,000	$ 9,073,000
Professional services	169,000	539,000
Total Revenue	$ 2,208,000	$ 9,612,000

	Three Months Ended	Nine Months Ended
Revenue by type of performance obligation:	July 31, 2019	July 31, 2019
Subscription services	$ 3,693,000	$ 10,918,000
Professional services	105,000	170,000
Total Revenue	$ 3,798,000	$ 11,088,000

C.Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2019	$ 1,041,000	$ 100,000	$ 3,241,000

Balance at July 31, 2020	$ 382,000	$ 78,000	$ 1,394,000

The differences in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily result from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the three and nine months ended July 31, 2020 that was included in the deferred revenue balance at November 1, 2019 was $140,000 and $2,862,000, respectively.

Unbilled accounts receivable relates to the delivery of subscription and/or professional services for which the related billings will occur in a future period.

D.Transaction Price Allocated to the Remaining Performance Obligation

The following table discloses the aggregate amount of the transaction price allocated to the remaining performance obligations as of the end of the reporting period, and when the Company expects to recognize the revenue.

	12 months or less	Greater than 12 months*
Subscription services	$ 3,733,000	$ 635,000
Professional services	$ 382,000	$ 5,000
Material rights	$ 129,000	$ 193,000

*Approximately 99% of these amounts are expected to be recognized between 12 and 36 months.

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

Certain of PASSUR’s services have traditionally relied on our proprietary network of sensors for aircraft surveillance. During the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services can now be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company. This provides a more cost-effective solution and will allow us to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets.  It is the Company’s intention to decommission all remaining PASSUR Network system assets throughout the remainder of this fiscal year.  As a result, during the three months ended April 30, 2020, the Company wrote off the carrying value applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000, which amounts are included as an impairment charge for the nine months ended July 31, 2020.  The write-off amount includes PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

Additionally, due to the financial and economic hardships being experienced by the Company’s customers and air transportation support vendors in the current COVID-19 environment, there has been a sufficient amount of uncertainty surrounding the ability of our customers to either renew and/or maintain their current levels of committed contracts with the Company. As a result, during the second quarter of fiscal year 2020, the Company conducted a review of its customer contracts to determine whether an impairment had occurred.  In order to determine whether or not an impairment had occurred, we looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related software development asset. Where the contracted revenue amount was less than the net carrying value of the software development asset, we noted an impairment.  As a result, during the three months ended April 30, 2020, the Company wrote off previously capitalized software development costs totaling approximately $6,134,000 due to impairment. The amount of these charges and write-offs are included as an impairment charge for the nine-month period ended July 31, 2020 totaling $9,874,000.

As a result of the FAA mandate and the corresponding review conducted by the Company, which resulted in the commencement of the decommissioning of the PASSUR Network, as well as industry changes in response to the COVID-

19 pandemic (as described in more detail below), the Company anticipates that the costs of maintaining and operating these systems, including depreciation along with related amortization of capitalized software development costs, will decrease during the balance of the fiscal year.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic.  Under FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, the effects of changes in tax rates and tax laws are recognized in the period in which the new legislation is enacted.  The CARES Act made various tax law changes, including, among others: (i) modified the limitation on business interest expenses under IRC Section 163(j) for the 2019 and 2020 tax years to permit additional expensing of interest; (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k); (iii) made modifications to the federal net operating loss rules, including to permit federal net operating losses incurred in 2018, 2019, or 2020 to be carried back to the five preceding taxable years in order to generate a refund for previously paid income taxes; and (iv) enhanced the recoverability of corporate alternative minimum tax (AMT) credits.  Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the financial statements.

The Company’s provision for income taxes consists of federal, state and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the nine months ended July 31, 2020, the Company recorded an income tax provision of $31,560, which was attributable to foreign withholding tax.  The effective tax rate for the nine months ended July 31, 2020 was (0.3)% and differed from the U.S. federal corporate tax rate of 21% due to foreign withholding taxes.  The Company did not record an income tax benefit on its pre-tax losses as the Company maintains a full valuation allowance against its net deferred tax assets and the net deferred tax assets were not realizable on a more-likely-than-not basis.

For both the three and nine months ended July 31, 2019, the Company did not record an income tax provision (benefit). The Company projected that its annual effective tax rate for the nine months ended July 31, 2019 was 0% as the Company’s net deferred tax assets were not realizable on a more-likely-than-not basis.

Accounts Receivable

The Company records accounts receivable for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Accounts receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $78,000 of unbilled receivables associated with contractually committed services provided to existing customers as of the nine months ended July 31, 2020, which will be invoiced subsequent to July 31, 2020. At October 31, 2019, the Company’s accounts receivable balance included $100,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2019.

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

The provision for doubtful accounts was $891,000 and $165,000 as of July 31, 2020 and October 31, 2019, respectively. During the three and nine months ended July 31, 2020, the Company increased its provision for doubtful accounts in response to the financial and economic uncertainty facing the air transportation industry and several of the Company’s customers as a result of the COVID-19 pandemic.  During the three months ended April 30, 2020, the Company granted requests by several customers regarding extended terms and temporary suspension of services.  In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

PASSUR Network

The PASSUR Network is comprised of PASSUR and SMLAT Systems and includes the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT Systems, which are recorded at cost, net of accumulated depreciation. As described in “Cost of Revenues” above, during the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace effective January 2020, and parallel adoption of ADS-B requirements in much of the world, we determined that services that traditionally had relied on our proprietary network of sensors for aircraft surveillance can now be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company. This provides a more cost-effective solution and will allow us to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of the PASSUR Network system assets.  It is the Company’s intention to decommission all remaining PASSUR Network system assets throughout the remainder of this fiscal year.  As a result, during the three months ended April 30, 2020, the Company wrote off net assets applicable to the PASSUR Network systems of approximately $3,565,000, which amount is included as an impairment charge for the nine months ended July 31, 2020. The write-off amount includes PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

The Company did not capitalize any costs related to the PASSUR Network for both the three and nine months ended July 31, 2020. Additionally, the Company did not purchase any parts for the PASSUR Network and used $0 and $9,300 of PASSUR Network parts for repairs during the three and nine months ended July 31, 2020, respectively.

Depreciation expenses related to the Company-owned PASSUR Network was $0 and $374,000 for the three and nine months ended July 31, 2020, respectively. Depreciation is charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which was estimated at five years for SMLAT Systems and seven years for PASSUR Systems. As a result of the decommissioning of the PASSUR Network and the resulting write off of all PASSUR Network assets during the three months ended April 30, 2020, as described above, the Company will no longer incur any future depreciation expense related to the PASSUR Network.

As a result of the FAA mandate and the corresponding review conducted by the Company, which resulted in the commencement of the decommissioning of the PASSUR Network, the Company anticipates that the costs of maintaining and operating these systems, including depreciation, will decrease materially in the balance of the fiscal year.

The Company capitalized $61,000 of PASSUR Network costs for both the three and nine months ended July 31, 2019. Additionally, the Company used $8,000 and $30,000 of PASSUR Network parts for repairs during the three and nine months ended July 31, 2019, respectively, and did not make any material purchases of parts during the same period.

Depreciation expenses related to the Company-owned PASSUR Network was $226,000 and $642,000 for the three and nine months ended July 31, 2019, respectively.

The net carrying balance of the PASSUR Network assets, after the effect of the write-off described above, was $0 and $3,949,000, as of July 31, 2020 and October 31, 2019, respectively. Included in the net carrying balance as of October 31, 2019, were parts and finished goods for the PASSUR Network totaling $1,831,000, which had not yet been installed.

Capitalized Software Development Costs

Due to the financial and economic hardships being experienced by airlines, airports and air transportation support vendors in the current COVID-19 environment, there has been a sufficient amount of uncertainty surrounding the ability of our customers to continue to comply with the terms of their contracts with the Company.  As a result, during the second quarter of fiscal year 2020, the Company conducted a review of its customer contracts to determine whether an impairment had occurred.  In order to determine whether or not an impairment had occurred, the Company looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related capitalized development cost asset.  Where the revenue amount was less than the net carrying value of the asset, we determined that an impairment had occurred. As a result of this analysis, during the three months ended April 30, 2020, the Company wrote-off assets totaling $6,134,000 based on the assumption that the carrying value of the software capitalization was representative of 100% of the committed contract values then remaining.

The Company capitalized $0 and $489,000 of software development costs during the three and nine months ended July 31, 2020, respectively.  For the three and nine months ended July 31, 2019, the Company capitalized $634,000 and $1,977,000, respectively, of software development costs. In addition, the Company did not incur any capitalized software development costs during the quarter ended July 31, 2020.

The Company amortized $121,000 and $1,329,000 of capitalized software development costs during the three and nine months ended July 31, 2020, respectively. For the three and nine months ended July 31, 2019, the Company amortized $631,000 and $1,743,000 of capitalized software development costs, respectively. The Company previously recorded amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within “Cost of Revenues”.  In connection with the impairment analysis described above, the Company revised its estimate of the remaining useful life of the capitalized software development costs to three years.

The Company follows the provisions of ASC 350-40, “Internal Use Software” (“ASC 350-40”). ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public.  It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expensed all costs incurred during the preliminary project stage of its development, and capitalized the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software were capitalized if it was determined that these upgrades or enhancements added additional functionality to the software. Costs incurred to improve and support products after they become available were charged to expense as incurred.  The Company did not capitalize any software development costs during the three-month period ended July 31, 2020.

As a result of the industry changes in response to the COVID-19 pandemic (described in “Impact of the COVID-19 Pandemic” below), the corresponding review conducted by the Company described above and the resultant write-offs taken during the three months ended April 30, 2020, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will decrease in the future.

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

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2020	2019	2020	2019
Basic Weighted average shares outstanding	7,712,091	7,696,091	7,710,047	7,696,091
Effect of dilutive stock options	-	-	-	-
Diluted weighted average shares outstanding	7,712,091	7,696,091	7,710,047	7,696,091

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,829,500	1,704,500	1,829,500	1,704,500

Stock-Based Compensation

The Company follows FASB ASC 718, Compensation-Stock Compensation, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $114,000 and $364,000 for the three and nine months ended July 31, 2020, respectively. Stock-based compensation expense was $150,000 and $469,000 for the three and nine months ended July 31, 2019, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

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

3. Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization (“WHO”) declared COVID-19 a “pandemic” on March 11, 2020, and the U.S. government declared a national state of emergency on March 13, 2020. The U.S. government has implemented enhanced screenings, quarantine requirements and other travel restrictions in connection with the COVID-19 outbreak. U.S. state governments have instituted similar measures, such as “shelter-in-place” requirements and declared states of emergency. In addition, U.S. federal and state governments have strongly recommended “social distancing” measures, including avoiding social gatherings and discretionary travel.

Government restrictions and consumer fears relating to the COVID-19 pandemic have impacted flight schedules and given rise to a general reluctance of consumers to fly at this time, resulted in unprecedented cancellations of flights, and substantially reduced demand for future flights for the foreseeable future. The severe reduction in air travel continues and has had a material negative impact on the Company’s revenues for the three months ended July 31, 2020 and is expected to continue to negatively impact the Company’s revenues for the remainder of fiscal year 2020.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program for Air Carriers and Contractors, which amounts were received in installments through September 2020.  Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of employee wages, salaries and benefits.  The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation.  The relief payments are comprised of $3,003,000 in direct grants, $1,501,000 of which was received as of July 31, 2020.  Subsequent to July 31, 2020, the Company received additional installments of grant payments of $751,000 each on August 3, 2020 and September 1, 2020.  As of July 31, 2020, the Company recognized $208,000 of the grant as a contra-expense, with the remaining funds accounted for as a deferred contra-expense in other accrued liabilities at July 31, 2020.  We expect to recognize the remainder of the grant proceeds from the CARES Act Payroll Support Program as a contra-expense by the end of April 2021.

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

In addition to entering into the Payroll Support Program Agreement under the CARES Act (as described above), the Company has taken several actions to mitigate the effects of the COVID-19 pandemic on its business, as outlined below:

•Eliminated or furloughed approximately one-third of existing positions;

•Instituted a temporary pay reduction plan affecting essentially all of the Company’s remaining employees during the second quarter of fiscal year 2020;

•Suspended the use of outside consultants;

•Rationalized the PASSUR Network to reduce data feed and telecom costs; and

•Reduced and/or eliminated other operating expenses that were not critical to the short-term outlook of the Company.

Due to the financial and economic hardships being experienced by airlines, airports and air transportation support vendors since the COVID-19 outbreak, there has been a sufficient amount of uncertainty surrounding the ability of our customers to continue to perform their contracts with the Company.  During the second quarter of 2020, the Company conducted a review of its customer contracts and determined that impairments had occurred.  As a result of the Company’s analysis, the Company recorded an impairment of $9,874,000 during the three months ended April 30, 2020, related to its capitalized software of $6,134,000, PASSUR Network system assets of $3,565,000 and $175,000 related to the leased assets applicable to the PASSUR locations.

4. Leases

During the first quarter of fiscal year 2020, the Company adopted Topic 842 using the modified retrospective transition approach permitted under the new standard for leases that existed at November 1, 2019 and, accordingly, the prior comparative periods were not restated.  Under this method, the Company was required to assess the remaining future payments of existing leases as of November 1, 2019.  Additionally, as of the date of adoption, the Company elected the package of practical expedients that did not require the Company to assess whether expired or existing contracts contain leases as defined in Topic 842, did not require reassessment of the lease classification (i.e., operating lease vs. finance lease) for expired or existing leases, and did not require a change to the accounting for previously capitalized initial direct costs.

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

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

Total lease cost	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
Operating lease cost	$ 113,060	$ 726,963
Short-term lease cost	51,805	155,729
Variable lease cost	10,289	38,756
	$ 175,154	$ 921,448

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$452,226
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,418
Weighted-average remaining lease term – operating leases	2.58	years
Weighted-average discount rate – operating leases	9.75%

During the second quarter of 2020, the Company recorded an impairment to its ROU assets of approximately $423,000, related to lease abandonment charges of $248,000, for the abandonment of two office locations and $175,000 related to leased assets applicable to the PASSUR network locations.  During the third quarter of 2020, the Company reached settlements on three leased locations and recorded reductions to previously recorded lease liabilities of approximately $203,000.

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for the remainder of fiscal year 2020 and for each of the next four fiscal years and thereafter is as follows:

Operating Leases
Remainder of fiscal year 2020	$140,374
Fiscal 2021	400,504
Fiscal 2022	318,620
Fiscal 2023	186,992
Fiscal 2024	1,955
Thereafter	-
Total future minimum lease payments	1,048,445
Less imputed interest	(113,822)
Total	$934,623

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of October 31, 2019:

Payments Due in Fiscal Year(1)
Fiscal year 2020	$609,833
Fiscal 2021	437,746
Fiscal 2022	308,520
Fiscal 2023	195,183
Fiscal 2024	-
Thereafter	-
Total contractual obligations	$1,551,282

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

The Company does not have any finance leases or leases that have not yet commenced as of July 31, 2020.

5. Notes Payable – Related Party

The outstanding amount under the note payable to G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman and significant stockholder (the “Existing Gilbert Note”), was $10,453,000 as of July 31, 2020, including accrued interest, with an interest rate of 9 ¾% and a maturity date of November 1, 2021. Interest payments are due by October 31st of each fiscal year. At July 31, 2020, the notes payable balance included accrued interest on the Existing Gilbert Note of $868,000, representing interest incurred during the fourth quarter of 2019 through and including the third quarter of 2020.  During the nine months ended July 31, 2020, Mr. Gilbert loaned the Company an additional $1,435,000 (which amount is included in the outstanding note payable amount as of July 31, 2020 identified above). As of September 14, 2020, the note payable balance, including accrued interest, was $10,570,000. During the nine months ended July 31, 2019, the Company paid interest incurred on the Existing Gilbert Note totaling $516,000.

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

The Company has evaluated its financial position as of July 31, 2020, including an operating loss of $1,971,000 (before impairment charges) for the nine months ended July 31, 2020 and a working capital deficit of $348,000 (excluding deferred revenues and certain CARES Act grant proceeds accounted for as accrued liabilities) as of July 31, 2020, and has requested and received a commitment from Mr. Gilbert, dated September 14, 2020, that if the Company, at any time, is unable to meet its obligations through September 14, 2021, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. The spread of COVID-19 has severely impacted many economies throughout the world, with businesses being forced to cease or limit operations for long or indefinite periods of time.  Measures taken to contain the spread of the virus, including travel bans, quarantines and closures of non-essential services have triggered significant disruptions to businesses worldwide, with particular concentration on the aviation industry that the Company serves.  The federal government has responded with monetary and fiscal interventions to aid in stabilizing the economy and the Company has applied for and received assistance under the Payroll Support Program for Air Carriers and Contractors, part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

The aviation and travel industries, which are served by the Company and its products, were severely affected by the COVID-19 outbreak as a result of travel restrictions imposed by most jurisdictions.  As a result of the pandemic, the Company faces increased economic pressures and has experienced a significant loss of revenue during the three-month period ended July 31, 2020, which the Company anticipates will continue for the remainder of fiscal year 2020 and possibly into fiscal year 2021.  The severity of the downturn depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or to mitigate its impact, the discovery of treatments and vaccines for the disease, the length of time before the public feels safe to travel, and the economic stimulus programs available to affected industries and consumers.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.

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

The Company’s business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications, and professional services designed to address the needs of the aviation industry and the U.S. government. The Company helps customers alleviate constraints without the cost of expensive infrastructure upgrades and gets them fully operational within months, to capture more revenue during peak travel periods.  The Company’s goal is to help solve problems faced by its customers and increase profits, by focusing on:

•Improving visibility across departments;

•Improving the quality of planning data; and

•Automating data driven decision support for capacity and demand to meet the spikes in revenue opportunity.

For the three months ended July 31, 2020, total revenue decreased 42% to $2,208,000, compared with $3,798,000 for the same period in fiscal year 2019. Income from operations for the three months ended July 31, 2020 improved to $9,000, compared to a loss from operations of $894,000 for the same period in fiscal year 2019. For the three months ended July 31, 2020, net loss was $250,000, or $0.03 per diluted share, compared to a net loss of $1,074,000, or $0.14 per diluted share, in the same period in fiscal year 2019.

For the nine months ended July 31, 2020, total revenue decreased 13% to $9,612,000, compared with $11,088,000 for the same period in fiscal year 2019. Loss from operations for the nine months ended July 31, 2020 (inclusive of the impairment charge of $9,874,000) was $11,845,000, compared to $2,624,000 for the same period in fiscal year 2019. Excluding the impact of the impairment charge, the loss from operations was $1,971,000 for the nine months ended July 31, 2020, an improvement of $653,000 from the same period in fiscal 2019.  For the nine months ended July 31, 2020, net loss (inclusive of the impairment charge of $9,874,000) was $12,564,000, or $1.63 per diluted share, compared to a net loss of $3,140,000, or $0.41 per diluted share, in the same period in fiscal year 2019.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing its extensive data base comprised of various data sources. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

For the three months ended July 31, 2020, total revenues decreased by $1,590,000, or 42%, to $2,208,000, as compared with $3,798,000 for the same period in 2019. The decrease in total revenues was primarily due to a decrease in subscription revenue of $1,640,000, or 45%, which was partially offset by an increase in consulting revenue of $49,000 to $202,000, as compared with the same period in the prior year.

For the nine months ended July 31, 2020, total revenues decreased by $1,477,000, or 13%, to $9,612,000, as compared with $11,088,000 for the same period in 2019. The decrease in total revenues was primarily due to a decrease in subscription revenue of $1,916,000, or 17%, partially offset by an increase in consulting revenue of $439,000, or 139%, as compared with the same period in the prior year.

The decrease in subscription revenue for both the three and nine months ended July 31, 2020 was primarily due to several expiring airline and airport contracts that were not renewed, offset in part by new contracts for subscription services closed during fiscal year 2020 and net incremental revenue recognized during both periods in fiscal year 2020 related to new contracts closed during fiscal year 2019.

As previously disclosed, the Company engaged in ongoing discussions with two of its customers about the possible renewal of certain existing contracts which had expired at various times from January 31, 2020 through May 31, 2020, but certain parts of these contracts had been renewed on a short-term interim basis. These contracts were not renewed in full or in part, which resulted in the loss of potential revenue generated from these contracts of $1,595,000 and $2,567,000 for the three months and nine months ended July 31, 2020, respectively, as compared to the same periods in fiscal 2019.  In addition, the loss of revenue from these contracts not being renewed for the Company’s full fiscal year 2020 will total approximately $4,197,000, as compared to the full fiscal year of 2019.  Additionally, the Company has agreed with one of its customers to a temporary suspension of billings during the period from August 1, 2020 through October 31, 2020 as a result of the COVID-19 pandemic.  This will impact the Company’s fourth quarter revenue by approximately $513,000.

Expenses

In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry as a result of the global COVID-19 pandemic and the declines in revenue that the Company began to experience in the second quarter of fiscal year 2020, partly as a result of the pandemic, the Company reviewed its operating costs to more closely align those costs with its outlook for the foreseeable future. The Company has taken steps to reduce its operating costs going forward, which steps have included terminating or furloughing certain positions and instituting a temporary pay reduction plan during the second quarter of 2020, suspending the use of outside consultants where possible, rationalizing the PASSUR Network, and reducing and/or eliminating other operating expenses that were not critical to the short-term outlook of the Company.  As a result, the Company experienced a reduced level of cash operating costs through the end of the third quarter of 2020 of approximately $2,100,000, or approximately 40% when compared with an annualized run rate of expenses at the end of the first quarter of 2020.  The Company estimates that the continuation of these programs into the fourth quarter of fiscal year 2020 would result in total savings of approximately 40%, as compared with the annualized run rate of expenses at the end of the first quarter of 2020.  The Company anticipates that further reductions in cash operating costs will be achieved as a result of eligible personnel expenses being funded using the grant proceeds received by the Company under the CARES Act Payroll Support Program.  There can be no assurances, however, that the Company may not have to further reduce operating costs in the future.  If the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Cost of Revenues

For the three months ended July 31, 2020, cost of revenues decreased $1,277,000, or 60%, to $861,000, as compared to $2,138,000 in the same period in fiscal year 2019. For the nine months ended July 31, 2020, cost of revenues decreased $639,000, or 10%, to $5,568,000, as compared to $6,206,000 in the same period in fiscal year 2019. The decreases in cost of revenues during these periods were primarily attributable to lower compensation, professional services, consulting and depreciation and amortization expenses, offset in part by a decrease in capitalized software development costs as a result of the Company not incurring any capitalized software costs during the three months ended July 31, 2020.  In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry for the remainder of the year given the global COVID-19 pandemic, during the second quarter of fiscal year 2020, the Company undertook a review of its operating costs to more closely align those costs with its forecast for revenue.  The Company continued to realize cost savings during the three months ended July 31, 2020 from the previously instituted reductions in force, furloughs and temporary reductions in salaries, combined with the continued reduction in the use of outside development consultants. Also, as part of this review, the Company exited three leased facilities and terminated the related lease agreements, recording reductions to its previously recorded lease liabilities of approximately $133,000.  For the nine months ended July 31, 2020, the net cost of the lease terminations was approximately $30,000. For the three months ended July 31, 2020, the Company reduced its compensation expense by $82,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.

Going forward, the Company anticipates lower levels of capitalized software costs. In addition, as a result of the PASSUR Network decommissioning process commenced during the quarter ended April 30, 2020 and the resulting write off of certain PASSUR Network assets and capitalized software development costs, the Company anticipates that depreciation and amortization expenses associated with these assets will continue to decrease in the future.

Research and Development

For the three months ended July 31, 2020, research and development expenses decreased $77,100, or 54%, to $66,000, as compared to $143,000 for the same period in fiscal year 2019.  For the nine months ended July 31, 2020, research and development expenses decreased $145,000, or 34%, to $282,000, as compared to $426,000 for the same period in fiscal year 2019. The decreases in research and development expenses during both periods were primarily attributable to a decrease in personnel-related costs, as compared to the same periods during the prior year.  This was a result of the reductions in force, furloughs and temporary reductions in salaries instituted during the three months ended April 30, 2020, as noted above.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended July 31, 2020, selling, general, and administrative expenses decreased $1,139,000, or 47%, to $1,272,000, as compared to $2,411,000 for the same period in fiscal year 2019.  For the nine months ended July 31, 2020, selling, general and administrative expenses decreased $1,346,000, or 19%, to $5,733,000, as compared to $7,079,000 for the same period in fiscal year 2019. The decreases in selling, general, and administrative expense for the three and nine months ended July 31, 2020 were primarily due to decreases in compensation costs, as a result of the reductions in force, furloughs and salary reduction programs previously instituted in response to the COVID-19 outbreak, coupled with lower travel, marketing and consulting expenses, as compared to the same periods in fiscal year 2019. Also, as part of the review of its operating costs described above, the Company exited three leased facilities and terminated the related lease agreements, recording reductions to its previously recorded lease liabilities of approximately $71,000. For the nine months ended July 31, 2020, the net cost of the lease terminations was approximately $15,000.  For the three months ended July 31,

2020, the Company reduced its compensation expense by $126,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.

Impairment Charges

Certain of PASSUR’s services have traditionally relied on our proprietary network of sensors for aircraft surveillance. During the quarter ended April 30, 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services can now be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other date feeds available to the Company. This provides a more cost-effective solution and will allow the Company to focus more on value-added analytics and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of the PASSUR Network system assets.  It is the Company’s intention to decommission all remaining PASSUR Network system assets throughout the remainder of its fiscal year.  As a result, during the three months ended April 30, 2020, the Company wrote off net assets applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000, which amounts are included in the impairment charge for the nine months ended July 31, 2020.  The write-off amount includes PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

Additionally, given the impact of the current COVID-19 environment on our customers, there has been a sufficient amount of uncertainty surrounding the ability of customers to continue to perform their contracts with the Company and the Company’s ability to generate revenue from such contracts.  As a result, during the second quarter of fiscal year 2020, the Company conducted a review of its customer contracts to determine whether an impairment had occurred. In order to determine whether or not an impairment had occurred, we looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related software development asset. Where the revenue amount was less than the net carrying value of the software development asset, we noted an impairment.  As a result of this analysis, during the three months ended April 30, 2020, the Company wrote off previously capitalized software development costs totaling approximately $6,134,000 due to impairment.

As a result of the FAA mandate and the corresponding review conducted by the Company, which resulted in the commencement of the decommissioning of the PASSUR Network, the Company anticipates that the costs of maintaining and operating these systems, including depreciation, will decrease materially in the future.

The Company did not capitalize any software development costs for any periods subsequent to January 31, 2020. As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company during the second quarter of fiscal year 2020 and the resultant write-offs, the Company anticipates that its level of capitalized software development, along with related amortization of such costs, will decrease materially in the future.

The amount of these charges and write-offs are included as an impairment charge for the nine months ended July 31, 2020 totaling $9,874,000.

Income/(Loss) from Operations

For the three months ended July 31, 2020, income from operations increased $902,000 to $9,000, as compared with a loss from operations of $893,000 during the same period in fiscal year 2019.  The improvement in operating income was primarily due to a decrease in compensation expenses, development consultant expenses, travel expenses and other expenses as a result of the cost-saving initiatives described above, as compared to the same period in fiscal year 2019. Partially offsetting these decreases was a decrease in capitalized software development costs, resulting from the Company not incurring any capitalized software costs during the quarter ended July 31, 2020.

For the nine months ended July 31, 2020, the loss from operations (excluding the impairment charge of $9,874,000 for the nine months ended July 31, 2020) decreased $653,000 to $1,971,000, as compared with the same period in fiscal year 2019. The decrease in the loss from operations for the nine-month period ended July 31, 2020 was primarily due to a decrease in compensation expenses, development consultant expenses, travel expenses and other expenses as a result of the cost-saving initiatives described above, as compared to the same period in fiscal year 2019.  Partially offsetting these changes was a decrease in capitalized software development costs, resulting from the Company not incurring any capitalized software costs subsequent to January 31, 2020. The Company incurred net lease abandonment charges of $45,000 for the nine months ended July 31, 2020.  Including the impairment charge, the loss from operations for the nine months ended July 31, 2020 was $11,845,000.

Interest Expense – Related Party

Interest expense – related party increased $59,000, or 33%, and $152,000, or 29%, for the three and nine months ended July 31, 2020, respectively, as compared to the same periods in fiscal year 2019, due to the higher principal balance outstanding on the note during fiscal year 2020.

Net Loss

The Company had a net loss of $250,000, or $0.03 per diluted share, for the three months ended July 31, 2020, as compared to a net loss of $1,074,000, or $0.14 per diluted share, for the same period in 2019. The Company had a net loss of $12,564,000, or $1.63 per diluted share, for the nine months ended July 31, 2020, including the impact of the impairment charge of $9,874,000, as compared to a net loss of $3,140,000, or $0.41 per diluted share, for the same period in 2019. Included as other loss in the net loss for the three and nine months ended July 31, 2020 are write-offs and disposals of leasehold assets from terminated leases, net of sale proceeds, of approximately $19,000.

Liquidity and Capital Resources

The Company’s current liabilities, excluding deferred revenue and certain CARES Act grant proceeds accounted for as accrued liabilities, exceeded its current assets by $348,000 as of July 31, 2020.

The outstanding amount under the note payable to G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman and significant stockholder (the “Existing Gilbert Note”), was $10,452,799 as of July 31, 2020, including accrued interest, with an interest rate of 9 ¾% and a maturity date of November 1, 2021. Interest payments are due by October 31st of each fiscal year. At July 31, 2020, the notes payable balance included accrued interest on the Existing Gilbert Note of $868,000, representing interest incurred during the fourth quarter of 2019 through and including the third quarter of 2020.  During the nine months ended July 31, 2020, Mr. Gilbert loaned the Company an additional $1,435,000 (which amount is included in the outstanding note payable amount as of July 31, 2020 identified above). As of September 14, 2020, the note payable balance, including accrued interest, was $10,570,000. During the nine months ended July 31, 2019, the Company paid interest incurred on the Existing Gilbert Note totaling $516,000.

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

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated September 14, 2020, that if the Company, at any time, is unable to meet its obligations through September 14, 2021, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program, which amounts were received in installments through September 2020. Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of employee wages, salaries and benefits.  The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation.  The relief payments are comprised of $3,003,000 in direct grants, $1,501,000 of which was received as of July 31, 2020.  Subsequent to July 31, 2020, the Company received additional installments of grant payments of $751,000 each on August 3, 2020 and September 1, 2020.

Net cash used in operating activities was $618,000 for the nine months ended July 31, 2020, and consisted of a net loss of ($2,690,000), after adjusting for the effect of the impairment charge of $9,874,000, depreciation and amortization expense of $1,920,000, stock-based compensation expense of $364,000, adjustments to operating lease assets and liabilities, net, of $59,000, changes in the provision for doubtful accounts of $104,000, a decrease in deferred revenue of ($1,847,000), a decrease in accounts receivable of $577,000, and increases in accounts payable of $370,000 and accrued interest of $668,000.  The balance consisted of changes to other assets and liabilities and accrued expenses of ($143,000), as compared to the same period in fiscal year 2019. Net cash used in investing activities was $489,000 for the nine months ended July 31, 2020, which was expended for software development costs in the first quarter of the 2020 fiscal period. Net cash provided by financing activities was $2,960,000 for the nine months ended July 31, 2020 and consisted of proceeds from note payable – related party of $1,435,000, grant proceeds received under the Payroll Support Program of the CARES Act of $1,501,000 and proceeds from the exercise of stock options of $23,000.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. As described above, during the three months ended April 30, 2020, the Company took aggressive steps to reduce its cost structure, including, but not limited to, reductions in force, furloughs and salary reduction plans.  The Company will continue to monitor costs in relation to its revenue and will take further actions as necessary. The Company believes that it has the ability to reduce operating costs further if, at any time, such adjustments would be necessary to align the Company’s financial condition, liquidity, and capital resources with the uncertain outlook of the COVID-19 pandemic. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, the levels of cost savings already taken or which may be taken by the Company may not be practical or sustainable to support the operations necessary for the increased level of revenue. The aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from customers that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Despite the continuing downturn in the air transportation industry due to the COVID-19 pandemic, interest by potential customers in the Company’s information and decision support software products and its professional services remains strong.  As a result, the Company believes that future revenues will increase on an annualized basis.  However, there are no guarantees that such annualized future revenue increases will occur.  If revenues do not increase and the Company’s cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company’s ability to optimize its cost structures.

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

Professional services revenue

Professional services primarily consist of value assessments and customer training services. Payment for professional services is generally a fixed fee or a fee based on time and materials. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For professional services, revenue is recognized by measuring progress toward the complete satisfaction of the Company’s obligation. Progress for services that are contracted for a fixed price is generally measured based on hours incurred as a portion of total estimated hours, and as a practical expedient, progress for services that are contracted for time and materials is generally based on the amount the Company has the right to invoice. Professional services contracts are generally one year or less in length, billed either in advance, upon pre-defined milestones or as services are rendered, in accordance with the terms of agreement. The Company’s professional service contracts do not have a significant financing component and customer invoices are typically due within 30 days.

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

Leases

During the first quarter of fiscal year 2020, the Company adopted Topic 842 using the modified retrospective transition approach permitted under the new standard for leases that existed at November 1, 2019 and, accordingly, the prior comparative periods were not restated.  Under this method, the Company was required to assess the remaining future payments of existing leases as of November 1, 2019.  Additionally, as of the date of adoption, the Company elected the package of practical expedients that did not require the Company to assess whether expired or existing contracts contain leases as defined in Topic 842, did not require reassessment of the lease classification (i.e., operating lease vs. finance lease) for expired or existing leases, and did not require a change to the accounting for previously capitalized initial direct costs.

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

The Company does not have any finance leases or leases that have not yet commenced as of July 31, 2020.

Recent Developments

On June 30, 2020, James Barry resigned as President and as a director of the Company, effective June 30, 2020.  In connection with the termination of Mr. Barry’s employment, the Board of Directors of the Company appointed Brian Cook, the Company’s Chief Executive Officer, as President of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about May 17, 2019, Barnett Electric Inc. filed a lawsuit against the Company in Los Angeles Superior Court seeking to recover fees in the amount of $150,000, plus interest and attorneys’ fees, for certain services and equipment allegedly provided to PASSUR. In response, the Company denied the allegations of any liability and asserted counterclaims alleging that Barnett is liable to PASSUR for Barnett’s alleged failures to perform and interference with PASSUR’s business. On or about July 7, 2020, the parties entered into a settlement agreement, pursuant to which the Company, in connection with broad mutual releases, has agreed to pay Barnett a compromise sum, which is payable in monthly installments over a 24-month period beginning on January 1, 2021.  The settlement amount is not material to the Company’s financial condition.

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

The continuing coronavirus (COVID-19) pandemic has had a severe impact on the businesses and results of operations of the Company’s customers, which has adversely impacted, and could continue to adversely impact, the Company’s own business and results of operations.

The continuing coronavirus (COVID-19) pandemic has had a severe impact on the aviation and travel industries, which are served by the Company and its products. Measures taken by governments and private organizations worldwide to contain the spread of the virus, including travel bans and restrictions, quarantines, limitations on public gatherings and closures and cancellations of non-essential services and public events, have resulted in a precipitous decline in demand for both domestic and international business and leisure travel.  In response to this material decrease in demand, our customers in the aviation and travel industries have drastically reduced their capacity and operations in 2020, as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services.

As a result, the Company faces increased economic pressure and has experienced a significant downturn in revenues during the three-month period ended July 31, 2020, which the Company anticipates will continue for the remainder of fiscal year 2020 and possibly into fiscal year 2021.  If the aviation and travel industries continue to experience a severe downturn for an extended period of time, we could experience a prolonged period of reduced demand for our products and services, which could have a negative impact on our ability to enter into new customer contracts or renew existing customer contracts.  In addition, a prolonged period of travel, commercial and other similar restrictions and the resulting reduced demand for air travel as a result of the COVID-19 pandemic could have a negative impact on the ability of our airline and airport customers to perform their obligations to us under their existing customer contracts.

The Company must comply with certain restrictions and conditions under the CARES Act Payroll Support Program Agreement.

The Company has been granted government funds totaling $3.0 million pursuant to the Payroll Support Program for Air Carriers and Contractors under the CARES Act.  Pursuant to the Payroll Support Program Agreement entered into by the Company with the U.S. Department of the Treasury, the Company is required to, among other things, refrain from conducting involuntary employee layoffs or furloughs, reducing employee rates of pay or benefits through September 30, 2020, paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  If we do not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

Item 5.  Other Information.

On September 14, 2020, the Company’s significant shareholder and Chairman confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through September 14, 2021. A copy of the commitment is attached as Exhibit 10.5 to this Form 10-Q and incorporated by reference into this Item 5.

Item 6.  Exhibits.

3.1The Company’s composite Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

3.1.1The Company’s Amendment No. 1, dated as of April 5, 2017, to the Certificate of Incorporation, dated as of January 24, 1990, is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

3.2The Company’s By-laws, dated as of May 16, 1988, are incorporated by reference from Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

3.2.1Amendment to the Company’s By-Laws, dated as of September 6, 2019, is incorporated by reference from Exhibit 3.2.1 to our Quarterly Report on Form 10-Q filed on September 11, 2019.

10.1PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2019.

10.1.1 *First Amendment to the PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, effective as of July 8, 2020.

10.2Form of Award Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on April 15, 2019.

10.3Separation and General Release Agreement, dated as of May 1, 2020, by and between PASSUR Aerospace, Inc. and John Thomas, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2020.

10.4Separation Agreement, dated as of June 30, 2020, by and between PASSUR Aerospace, Inc. and James Barry, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2020.

10.5 *Commitment of G.S. Beckwith Gilbert, dated September 14, 2020.

10.6*Payroll Support Program Agreement, dated as of July 7, 2020, by and between PASSUR Aerospace, Inc. and the U.S. Department of the Treasury.

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

101.ins*XBRL Instance

101.xsd*XBRL Schema

101.cal*XBRL Calculation

101.def*XBRL Definition

101.lab*XBRL Label

101.pre*XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: September 14, 2020	By:	/s/ Brian G. Cook
Brian G. Cook
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 14, 2020	By:	/s/ Louis J. Petrucelly
Louis J. Petrucelly
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)