Form 10-K
period 2020-10-31
PASSUR Aerospace, Inc.
filed 2021-01-29
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2020

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

for the transition period from ___ to ___

Commission file number 0-7642

         PASSUR AEROSPACE, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	11-2208938
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Landmark Square, Suite 1905, Stamford, Connecticut	06901
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: 203-622-4086

Securities registered pursuant to

Section 12(b) of the Act: None

Securities registered pursuant to

Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2020, was $2,086,021.

The number of shares of common stock, $0.01 par value, outstanding as of December 31, 2020, was 7,712,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of the Company (the “2021 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of October 31, 2020, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.  Business

PASSUR® Aerospace, Inc. (“PASSUR” or the “Company”), a New York corporation founded in 1967, is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines, airports, fixed based operators (FBOs) and air navigation service providers (ANSPs). The Company is recognized as a leader in providing a cloud-based platform, ARiVA™, that manages and optimizes operations for our customers.

PASSUR delivers digital solutions that are essential to global aviation operations, meeting the needs of global air travel as well as supporting the recovery of the aviation industry from the COVID-19 crisis.   The structure and execution of operations within the aviation industry has fundamentally changed as a result of this crisis due to the significant change in the economics required to support current conditions, a return to normal operations and profitability, and to assist in mitigating health risks.

PASSUR continues to be a pioneer applying artificial intelligence powered by machine learning to aviation data, addressing the industry’s most costly challenges, including the management and optimization of airspace, airport assets, aircraft, and day of flight operations.

PASSUR Core Capabilities

ARiVA™ is powered by several key proprietary capabilities:

Fused Global Data:  Flight data from terrestrial and satellite ADS-B sources, airline schedules, flight plans and event data from ANSPs, airports, and carriers, are fused with airport and weather data to build flight, airport, and airspace data objects. These are combined to create a single truth about the flight track, the airport, and the airspace.

Predictive Analytics: Predictive technology (xETA™) powered and delivered by state-of-the-art machine learning algorithms using live and historical flight data from terrestrial and satellite ADS-B sources, airline schedules, flight plans, ANSPs, weather and airports.

Workflow Optimization: Customizable user interface and collaboration components, configurable by event type and user role (airport, airline, ANSP, FBO), optimally manage cross functional workflows and air traffic flow management (ATFM), such as departure sequencing and irregular operations (IROPs) management.

ARiVA™ increases safety and reduces operating costs while improving customer loyalty and retention through unique collaborative decision support capabilities within and between airlines, airports, FBOs and ANSP’s. ARiVA™ is available globally on a subscription basis. Relative to competing systems, the ARiVA™ Platform is deployed faster, is more economical to operate, and contains richer capabilities.

The Company’s revenues are generated by selling (1) subscriptions to a real-time decision and solution platform and, (2) professional services.  Under the subscription model, customer typically signs a contract for access to the solution ranging from 1 to 5 years.

The Company currently owns 27 issued patents and has an additional 9 patent applications pending with the United States Patent Office. The issued patents expire in various years through 2036.  The Company also owns a federal registered trademark in the mark PASSUR and allowed federal trademarks for the marks Airwayz, NextGen2 and NextGen3.

ARiVA™ Platform Capabilities:

ARiVATEMPO

Dynamic gate-to-gate global flight tracking.

Supported solutions and capabilities include:

•ICAO GADSS-compliant flight tracking

•Operational-quality surface surveillance

•Interactive map with multiple optional overlays: Aeris weather; flight routes and fixes (filed/flown), actual flight track, surface vehicles, gate and taxiway labels, and more

•Advanced filtering of flights and flight data attributes

•User-configurable display options and the ability to create library of saved layouts

•Global search capabilities

•Real-time or replay availability

ARiVAAWARE

Continuous forecasts and alerts to achieve the most efficient execution of the daily operation.

Supported solutions and capabilities include:

•Estimated flight arrival times: ON (runway touchdown), IN (gate arrival), predicted taxi times and runways

•Airport / airspace demand and capacity forecasts

•Forecast of holding activity: ETA to hold fix, hold release, and new arrival time; and diversion prevention / optimal diversion for airports

•Prediction of early and late flights

•Notification of gate conflicts up to 60 mins before arrival time

•Notification of on-time save opportunities (A14/D0)

•Tarmac delays: taxiing flights in danger of exceeding the U.S. Department of Transportation (DOT) 3/4 hour rule

ARiVAWORKFLOW

Integrated communication and collaboration on shared workflow platform, including Air Traffic Flow Management (ATFM) and Collaborative Decision Making (CDM/ACDM) to maximize use of existing assets and capacity.

Supported solutions and capabilities include:

•Large scale Regional Diversion Management (diversions and recovery)

•Airport communicator for dissemination of airport status to all stakeholders

•Movement area sequencing

•Departure management / Departure metering

•Gate and tow management

•Expedited taxi management / single engine taxi opportunities

•Runway availability: eligible flights/sector demand

•De-ice management

ARiVAINTEL

Data, reporting, and analytical tools that enable insights into operational performance to drive continuous improvement.

Supported solutions and capabilities include:

•Operational performance reports: on-time, block, taxi, and airport/airspace throughput

•Tow and ramp sequence reports

•Surface wait-for-park reports (gate holds)

•Gate pushback latency reports

•Airborne holding and diversion analysis

•Operational day replay

•Customized user-defined reports

ARIVABIZAV

A complete set of tools to help forecast and manage the operation.

Supported solutions and capabilities include:

•Rich historical data to assist in forecasting current and new customers (e.g., fuel planning / fees)

•Relationship management – know your best customers – supports customer loyalty and pricing programs

•Predictive and real-time data for FBO flight support and CSR needs

ARIVALFM

Landing Fee Management ensures all landing fees and related charges are being fully and accurately captured and billed.

Supported solutions and capabilities include:

•A fully automated process designed to be more efficient than airline self reporting, reduces errors, work effort and time

•Reduces the need for post-audit true-ups and increases predictability of fees

•Ensures timely capture of all revenue with confidence

•Reduces airport workload and supports faster revenue collection through standardized and automated billing

ARiVASTRATEGY (Professional Services Consulting)

1. Integrated Operations Strategy and Planning - Designing the best operational foundation to execute from.

Supported solutions and capabilities include:

•Integrate commercial strategies and operational priorities into a balanced design (revenue, cost, reliability, customer)

•Provide insights on the relationship and tradeoffs of strategic investments (i.e., block / ground time, manpower, and maintenance) and tactical costs (i.e., misconnects, bags, overtime, and cancellations) for future designs

•Prepare for future events with IROP planning, including scenario development, and pre-canned plans to build upon, and predictive forecasting

2. Operational Efficiency and Resiliency Planning – Managing and executing on the best foundation.

Supported solutions and capabilities include:

•Optimize and maintain the integrity of the operational / schedule plan until day-of operation and provide operations control with a complete schedule to execute against

•Identify and improve constraints in the operation on a daily basis and incorporate learnings into your operational / schedule foundation

•Access a complete set of sustainability processes and tools to maximize fuel savings and CO2 reductions

•Gain understanding of the current airport throughput and airspace situation for future opportunities

The Company believes its business opportunities come from the following industry conditions and potential demand drivers:

Aviation Industry Dynamics

•Extreme economic pressure to support operations during COVID 19, which requires minimization of the cost per available seat mile (CASM)

•Loss or release of knowledgeable operating resources/staff create a demand for automation of both normal and irregular operations

•Long term change in economic focus on operating costs drives the implementation of automation and digitization and a change in the Build vs. Buy vs. Subscribe paradigm now supporting subscription business

•A requirement to consolidate operations increases efficiency driven by collaborative platforms between aviation constituencies and stakeholders

•A global gate to gate understanding of flight operations with predictive “look ahead” capabilities facilitates proactive management of operations

Government Policy

Focus on health and safety related to COVID 19

Requirements for advance alerting of conditions that can create risks to public health due to unplanned or irregularly created operational conditions (such as congestion) that violate continuously evolving health regulations.

Emphasis on infrastructure spending.

New commitments to large-scale aviation programs, including an upgraded technologies and services similar to those provided by PASSUR’s ARiVA™ platform.

Lower tolerance for severe disruptions.

Changes in public policy in the form of expensive fines levied on airlines reflect this change of attitude. Consumers want better information relating to aviation and fewer delays.

Limiting carbon emissions becoming a greater focus.

Airlines are increasingly sensitive to the industry’s carbon footprint. Several of the PASSUR solutions address both fuel savings as well as reductions in carbon emissions.

Surveillance and Data Standards

•ADS-B has become the global standard for aircraft and vehicle position surveillance.  PASSUR has established partnerships with multiple global, terrestrial and satellite ADS-B surveillance vendors, and has integrated those data feeds into ARiVA™.

•System Wide Information Management (SWIM) data standards have been adopted as a global standard for air traffic flow management (ATFM) data exchange.  ARiVA™ is one of the major consumers of SWIM data, which is used by PASSUR’s machine learning algorithms.

Distribution Methods

The Company’s sales force is directly responsible for the sale of PASSUR solutions.

Competition

The Company’s ARiVA platform fuses global aircraft surveillance, airport and airspace data to provide airline, airport and ANSPs with situational awareness (flight tracking), predictive analytics, collaborative decision making (CDM) and workflow optimization solutions.  ARiVA is a global, data driven, software as service platform which can be configured and implemented faster than competitive systems, with minimal capital investment, with costs proportional to the volume of operations.  ARiVA’s core design integrating airline, airport and ANSP data, combined with its predictive analytics, collaboration and communication capabilities, enable all stakeholders to optimally participate in the CDM process.

There are other forms of surveillance, flight tracking, collaboration/communication and aviation business intelligence products on the market. Based on the various end uses of the Company’s products, primary competitors include Sabre, Saab-Sensis, The Weather Company/IBM, Harris Corporation, Amadeus, Thales, IDS, Metron, FlightAware, and Mosaic ATM. Many of these companies have larger sales forces and greater financial resources than the Company.

Source of Materials

The Company obtains computer and network components from multiple sources to obtain the majority of its components.  The Company is heavily reliant on data subscriptions for surveillance, air navigation, etc.  Some of these data sources have multiple providers, but other, which do not, are crucial in their respective regions, and the disruption to these data feeds would negatively affect service delivery.

Dependence on Certain Customers

The Company’s principal business is to provide predictive analytics and decision support technology for the aviation industry to primarily improve the operational performance and cash flow of its customers. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Three customers accounted for 36%, or $4,176,000, of total revenues in fiscal year 2020. Of these three customers, one customer accounted for 13%, or $1,538,000.  This customer was given concessions of approximately $513,000 during the fourth quarter of 2020, as a result of the COVID 19 pandemic.  It is unclear at this time whether or not the customer will renew its contract with the Company.  A second customer accounted for 12%, or $1,440,000, and a third customer accounted for 10%, or $1,198,000, of total revenues in fiscal year 2020.  Both of these customers terminated their contracts with the Company during the year.  The same three customers accounted for 55%, or $8,296,000, of total revenues in fiscal year 2019. One customer accounted for 24% or $3,599,000, a second customer accounted for 20% or $2,985,000, and a third customer accounted for 11% or $1,713,000, of total revenues in fiscal year 2019.

As of October 31, 2020, the Company had four customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 38%, or $597,000, and three customers accounted for 10% each, with balances ranging from $151,000 to $159,000.  As of October 31, 2019, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. The customer with the largest 2020 accounts receivable balance also accounted for 19%, or $224,000 of the 2019 balance, a second customer accounted for 14%, or $173,000, and a third customer accounted for 13% or $158,000. Credit losses historically have been immaterial. However, one major customer included above for fiscal 2020, had a significant past due accounts receivable balance, which the Company has fully reserved as of the fiscal year ended October 31, 2020.

Governmental Regulations

The Company is subject to governmental regulations on the use and distribution of flight-tracking data. The Company maintains strict security protocols for its data in order to comply with applicable governmental regulations.

In provision of its services, the Company utilizes data from government and commercial data sources.  In particular, FAA SWIM and EUROCONTROL Business-to-Business (B2B) data services are heavily used. Many of the data elements received through these government data sources are augmented or backed up from commercial data sources.  However, SWIM or B2B data interruptions would negatively affect ARiVA platform service delivery.

Environmental Costs

The Company is not aware of any environmental issues that would have a material adverse effect on future capital expenditures or current and future business operations.

Employees

The Company employed 45 employees (including 3 employees currently on furlough), of which 41 were full-time, including three officers, as of October 31, 2020. None of its employees is subject to any collective bargaining agreements.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s headquarters are located at One Landmark Square, Suite 1905, Stamford, Connecticut. Effective June 26, 2009, the Company entered into a five-year lease for 4,000 square feet of office space. This lease was modified during fiscal year 2010, extending the term of the original lease through January 31, 2018, and adding 1,300 square feet of office space for a total of 5,300 square feet. On November 20, 2017, the Company modified this lease agreement, extending the term to June 30, 2023, at an average annual rental rate of $220,000. On October 6, 2020, the Company modified this lease agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at an average annual rental rate of $60,600.

The Company's primary software development facility is located at 5750 Major Blvd, Suite 530, Orlando, Florida. Effective May 1, 2016, the Company expanded its offices and entered into a five-year lease for 3,445 square feet of office space at an average annual rental rate of $74,000.

During 2020, the Company reached settlement agreements with landlords to terminate existing leases and vacate its facilities in Bohemia, New York, Vienna, Virginia and Irving, Texas.  Activities previously performed at these locations have been consolidated into the Company’s remaining facilities.  The termination of these lease agreements will result in an average annual overall facility cost savings of approximately $625,000.

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

On or about May 17, 2019, Barnett Electric Inc. filed a lawsuit against the Company in Los Angeles Superior Court seeking to recover fees in the amount of $150,000, plus interest and attorneys’ fees, for certain services and equipment allegedly provided to PASSUR. In response, the Company denied the allegations of any liability and asserted counterclaims alleging that Barnett is liable to PASSUR for Barnett’s alleged failures to perform and interference with PASSUR’s business. On or about July 7, 2020, the parties entered into a settlement agreement, pursuant to which the Company has agreed to pay Barnett a compromise sum, which is payable in monthly installments over a 24-month period beginning on January 1, 2021.  The settlement amount is not material to the Company’s financial condition.  The settlement agreement contains broad mutual releases of claims.

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

The following table sets forth the reported high and low sales prices for the Company’s common stock for each quarterly period during the Company's last two fiscal years, as reported by the OTC Pink market:

Period	Prices*
Fiscal year ended October 31, 2020	High	Low

First quarter	$1.40	$1.05
Second quarter	$1.10	$0.59
Third quarter	$0.95	$0.25
Fourth quarter	$0.50	$0.25

Fiscal year ended October 31, 2019

First quarter	$1.46	$1.10
Second quarter	$1.66	$1.08
Third quarter	$1.70	$1.10
Fourth quarter	$1.50	$1.10

*The quotations represent prices on the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commission. Further, the quotations do not necessarily represent actual transactions.

(b)  Holders

The number of registered equity security holders of record as of October 31, 2020 was 148, as shown in the records of the Company’s transfer agent.

(c)  Dividends

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities authorized for issuance under the Company’s equity compensation plans as of October 31, 2020, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants, and rights	Weighted average exercise price of outstanding stock options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	1,690,000	$2.77	4,337,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,690,000	$2.77	4,337,500

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

Impact of the COVID-19 Pandemic

During the year ended October 31, 2020, the aviation and travel industries, which are served by the Company and its products, were severely affected by the COVID-19 outbreak. Travel restrictions and other measures imposed by most jurisdictions resulted in a precipitous decline in demand for air travel, and our customers in the aviation and travel industries have drastically reduced their capacity and operations in 2020, as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company has faced increased economic pressures and experienced a significant loss of revenue during the year ended October 31, 2020, which the Company anticipates will continue into fiscal year 2021.  The severity of the downturn depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or to mitigate its impact, the discovery and public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, and the economic stimulus programs available to affected industries and consumers.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  The Company has been granted government funds totaling $3.0 million pursuant to the Payroll Support Program for Air Carriers and Contractors under the CARES Act.  Pursuant to the Payroll Support Program Agreement entered into by the Company with the U.S. Department of the Treasury, the Company is required to, among other things, refrain from conducting involuntary employee layoffs or furloughs, reducing employee rates of pay or benefits through September 30, 2020, and paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act during the year ended October 31, 2020 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During fiscal 2020, the Company reduced its compensation expense by $1,130,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

Additionally, provisions under the CARES Act allow the Company to defer payment of the employer’s share of social security taxes incurred from March of 2020 through December 31, 2020.  Under the terms of the legislation, 50% of the deferred payroll taxes would be due and payable by December 31, 2021, and the remaining 50% would be due and payable by December 31, 2022.  The amount of payroll taxes subject to deferred payment is approximately $111,000.

The Company has taken several actions beginning in April 2020 and prior to receiving CARES Act funds, to mitigate the effects of the COVID-19 pandemic on its business, as outlined below:

•Eliminated or furloughed approximately one-third of then-existing positions;

•Instituted a temporary pay reduction plan affecting essentially all of the then-remaining employees;

•Suspended the use of outside consultants;

•Decommissioned the PASSUR Network to reduce data feed and telecom costs; and

•Reduced and/or eliminated other operating expenses that were not critical to the short-term outlook of the Company.

The effects of the actions above were reflected in lower costs of revenues, research and development and administrative costs in fiscal 2020, compared to fiscal 2019, and the Company anticipates that such cost savings will continue into fiscal 2021.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Overview

PASSUR is a global leader in digital operational excellence.  The Company’s trusted platform, combined with professional services, help customers reduce operational complexity and lower operating expenses.

Operational efficiency is more important now than ever to eliminate sources of waste, variability, and inflexibility in operations. The Company addresses these significant industry problems by using our technology platform, combined with professional services, to provide solutions that predict, prioritize, prevent and help the industry recover from unexpected disruptions.  These disruptions have long been seen as the cost of doing business in the industry and are even more pronounced today and create greater uncertainty to the industry. The Company provides actionable intelligence to enable the industry to manage their operations more efficiently and increase profits.

The Company provides its solutions to airlines and airports in the U.S., as well as airlines and airports in Canada and Latin America. The global market presents an opportunity to network more customers in a broader market.

Our core business addresses some of the aviation industry’s most intractable and costly challenges, including, but not limited to, underutilization of airspace and airport capacity, delays, cancellations, and diversions. Several independent studies have estimated the annual direct costs of such inefficiencies to airlines in the United States at over $8 billion annually and worldwide direct cost at over $30 billion annually.

Solutions offered by PASSUR help to ensure flight completion. They cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while maximizing revenue opportunities, improving operational efficiency, and enhancing the passenger experience.

The Company’s revenues are generated by selling: (1) subscription-based real-time decision and information solutions; and (2) professional services.

The Company’s major achievements during fiscal year 2020 are summarized below:

PASSUR’s resilience was notable in the pandemic-tinted year of 2020.  Superior delivery, product strength and commercial flexibility each contributed to a high level of client retention and new client development.  The Company believes that the firm is well positioned to participate in the industry renaissance in 2021.  Even in such trying economic times, this was an exceptional year in the development of the ARiVA Platform and PASSUR capabilities.  In 2020 PASSUR:

•Pivoted from hardware driven solutions (MLATs, PASSUR radars) to data driven decision support solutions;

•Transitioned from deploying PASSUR-only solutions to integrated value-add solutions;

•Secured global terrestrial aircraft surveillance data partnership with Flight Radar 24;

•Secured global satellite aircraft surveillance data partnership with Aireon;

•Secured global satellite aircraft surveillance data partnership with OAG; and

•Developed seven new products under our solutions platform (ARiVA) to deliver a global unified operations monitoring, decision support platform.

Other Key 2020 Developments

Significant expansion of the ARiVA platform’s capabilities and user community.

The ARiVA platform enables customers to better predict, prevent, and manage disruptions in the air and on the ground, providing relevant and actionable predictive intelligence and workflow tooling.   A single, common operating platform, ARiVA is designed for availability to all internal stakeholders, while also supporting collaboration between airlines, airports, air navigation service providers (ANSPs), and others.  The result is a common vehicle for aviation stakeholders to drive greater efficiencies through information exchange and shared workflow.

The evolution of ARiVA in 2020 reflects the continued development of a suite of defined products reflecting different levels of market need and value delivered. The suite of ARiVA products launched includes:

ARiVA TEMPO	Dynamic gate-to-gate global flight tracking.
ARiVA AWARE	Continuous forecasts and alerts to achieve the most efficient execution of the daily operation.
ARiVA WORKFLOW

Integrated communication and collaboration on shared workflow platform, including Air Traffic Flow Management (ATFM) and Airport Collaborative Decision Making (ACDM) to maximize use of existing assets and capacity.

ARiVA INTEL	Data, reporting, and analytical tools that enable insights into operational performance to drive continuous improvement.
ARiVA BIZAV	A complete set of tools to help forecast and manage the operation.
ARiVA LFM	Landing Fee Management ensures all landing fees and related charges are being fully and accurately captured and billed.
ARiVA STRATEGY	Integrated Operations Strategy and Planning - Designing the best operational foundation to execute from.

Growth in airports and business aviation

PASSUR was successful in retaining all key airport customers in 2020 while adding several new airports to the PASSUR network.  These results were achieved in the midst of unparalleled financial challenges driven by the COVID-19 pandemic.  The ARiVA platform, and PASSUR’s ability to tailor commercial and technical solutions to reflect clients’ unique circumstances, were primary drivers.

Additionally, the business aviation market showed signs of a faster recovery than commercial aviation, which yielded a number of new customer agreements with Fixed Base Operators (FBOs) of various sizes. This trend is expected to continue in FY21.

Implementation of ARiVA WORKFLOW at Aeromexico

ARiVA WORKFLOW is one of the ARiVA products launched in 2020, with Aeromexico as the launch customer. Aeromexico deployed several core ARiVA WORKFLOW capabilities to optimize the flow of traffic on the airfield, in order to ensure reduced fuel burn, schedule fidelity, and optimal passenger experience. All PASSUR solutions being implemented at Aeromexico were migrated in 2020 to the ARiVA platform, sunsetting all PASSUR legacy programs in use at the airline.

Launch of PASSUR Partnership Program

PASSUR’s partnership program was launched with the overriding objective of adding value for our customers by forming alliances with other companies and organizations that can enhance or accelerate the capabilities and benefits we deliver. We look for partnerships that add value to our core technology stack, solutions architecture and delivery, market responsiveness, and commercial innovation.

Partnership with Aireon

PASSUR and Aireon concluded an agreement that will integrate Aireon’s global, gate-to-gate, space-based ADS-B dataset, into PASSUR’s ARiVA platform. This integration will be the first to feature Aireon’s air traffic service (ATS) surveillance-quality data feed and include high-fidelity, low latency airport surface surveillance and global International Civil Aviation Organization Global Aeronautical Distress Safety System (ICAO GADSS) compliant flight tracking on PASSUR’s ARiVA platform – making ARiVA the first platform to offer global, space-based, operational-quality surface surveillance and collaborative airfield management solutions to any airline, airport, or business aviation service provider in the world. The partnership will also power PASSUR’s predictive arrival times (ETA) and constraint forecasting services, in order to deliver advanced disruption management capabilities.

FlightRadar24

ARiVA is powered by FlightRadar24 (FR24) Commercial Services, the world’s largest independent terrestrial ADS-B receiver network. FR24 data is fused in ARiVA with multiple live data sources including Aireon space-based ADS-B; surface radar; airline schedules and flight plans and event data from ANSPs and airlines; airport status data; and weather data – to create a single truth about the flight track, the airport, and the airspace. Integration of FR24 surveillance into ARiVA enables PASSUR to offer the most comprehensive global flight tracking, predictive services, disruption forecasting and management, and BI reporting.

OAG

ARiVA is powered by OAG’s live Flight Status data. This information is fused with data from terrestrial and satellite ADS-B sources; flight plans; event data from ANSPs, airports, and carriers; and airport weather data, to build the most authoritative flight, airport, and airspace data objects in the world.

Expansion of IATA Operations Coordination Platform for COVID and Global Disruption Management Requirements

In April 2020, PASSUR announced an agreement to develop a global portal to assist the airline industry in managing the severe disruption caused by COVID-19. The ITOP Global Contingency Portal (GCP) provides real-time sharing of critical aviation operational information around the world.

ITOP GCP is modeled on the existing IATA Tactical Operations Portal (ITOP) solution, developed and maintained by PASSUR for IATA North America operations support desk, co-located at the FAA Air Traffic Command and System Control Center (ATCSCC). ITOP GCP is a collaborative information and advisory service used to notify aviation stakeholders globally about critical updates, news, directives, and developments related to COVID-19.

In July 2020, PASSUR concluded an agreement to implement an enhanced ITOP-GCP where data and events related to disruptions globally will be managed by IATA stakeholders using the ARiVA platform – Americas, Asia Pacific (North Asia, South Asia, ASEAN, SW Pacific), Europe, Middle East, and Africa. ITOP Global will be a single platform for collaborative coordination of global contingencies, providing IATA members and affiliated stakeholders with the tools needed to: manage contingencies for any region in the world based on ICAO standards for contingency event management; collaborate in real time with aviation stakeholders in secure channels; and receive IATA real time operations support for all global regions, tailored to users’ specific needs and geographical areas of focus.

The Company’s business plan is to continue to focus on increasing subscription-based revenues from its suite of software applications and professional services designed to address the needs of the aviation industry and the U.S. government. The Company helps customers alleviate constraints without the cost of expensive infrastructure upgrades and gets them fully operational within months, to capture more revenue during peak travel periods.  The Company’s goal is to help solve problems faced by its customers and increase profits, by focusing on:

•Improving visibility across departments;

•Improving the quality of planning data; and

•Automating data driven decision support for capacity and demand to meet the spikes in revenue opportunity.

PASSUR Network

Certain of PASSUR’s services have traditionally relied on our proprietary network of sensors for aircraft surveillance - the  PASSUR and Surface Multilateration (“SMLAT”) Network Systems (both collectively, the “PASSUR Network”).  During the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets during the second quarter of fiscal 2020.  It is the Company’s intention to decommission all remaining PASSUR Network system assets in fiscal 2021.  As a result, during the year ended October 31, 2020, the Company wrote off the carrying value applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included as an impairment charge for the year ended October 31, 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications, utilizing data primarily derived from external sources and, to a lesser extent, the PASSUR Network (which is currently in the process of being decommissioned, as described above). Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers have been severely impacted by the COVID-19 outbreak and the rapid decline in air travel.  As a result, the Company experienced downturns in its revenues for fiscal year 2020.

Although the Company’s revenue is primarily subscription based, during fiscal 2020, several customers requested, and the Company agreed to, the suspension of certain services to those customers, or the provision of services free of charge during a specific period of time.  Additionally, one customer requested extended terms of payment, which request the Company also accepted.  The Company believes that these decisions were in the best interests of the Company as a partner to the aviation industry and will benefit the Company in the longer term.  The Company continues to believe that its products and professional service engagements are critical to the efficient operation of the air transportation market.

In fiscal year 2020, total revenues decreased $3.5 million, or 23%, to $11,529,000, as compared to $15,046,000 in fiscal year 2019. The decrease in total revenues was primarily due to a decrease in subscription revenue of $3.8 million or 27%, which was partially offset by an increase in consulting and other revenue of $283,000 to $593,000, as compared to fiscal year 2019.

The decrease in subscription revenue of $3.8 million was primarily due to several expiring airline and airport contracts that were not renewed, which were offset in part by new contracts for subscription services closed during fiscal year 2020 and net incremental revenue recognized during both periods in fiscal years 2019 and 2020 related to new contracts closed during fiscal year 2019.

As previously disclosed, the Company engaged in ongoing discussions with two of its customers about the possible renewal of certain existing contracts which had expired at various times from January 31, 2020 through May 31, 2020, but certain parts of these contracts had been renewed on a short-term interim basis. These contracts were not renewed in full or in part, which resulted in the loss of potential revenue generated from these contracts of approximately $4,197,000 for fiscal 2020, as compared to the full fiscal year of 2019.  Additionally, the Company agreed with one of its customers to a temporary suspension of billings during the period from August 1, 2020 through October 31, 2020 as a result of the COVID-19 pandemic.  This reduced the Company’s fourth quarter revenue by approximately $513,000.

The increase in consulting and other revenue of $283,000 to $593,000 for the year ended October 31, 2020, as compared to $310,000 for the same period in 2019, was due to several new professional service agreements entered into in fiscal 2020.

The Company continues to enhance its wide selection of products by developing and deploying new software applications and solutions to better address customers’ needs, all of which are easily deliverable through web-based applications or as stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, amortization of previously capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Previously, cost of revenues in each reporting period was impacted by capitalized costs associated with software development and data center projects, costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications (all referred to as “Capitalized Assets”), depreciation of PASSUR and SMLAT  Systems as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each previous reporting period was impacted by the number of PASSUR and SMLAT System units added to the PASSUR Network, which included the production, shipment, and installation of these assets (largely installed by unaffiliated outside contractors), which had previously been capitalized to the PASSUR Network. The labor and fringe benefit costs of the Company employees involved in creating Capitalized Assets were capitalized, rather than expensed, and amortized over three years, as determined by their projected useful life. The Company did not capitalize any software development costs, as well as network and data center costs subsequent to January 31, 2020.  Given business conditions in the aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

As a result of the industry changes in response to the COVID-19 pandemic (described in “Impact of the COVID-19 Pandemic,” above), the corresponding review conducted by the Company and the resultant write-offs taken during fiscal 2020, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will decrease in the future.

Cost of revenues decreased $2,181,000, or 26%, to $6,187,000 for the year ended October 31, 2020, as compared to $8,368,000 in fiscal year 2019. During fiscal year 2020, cost of revenues decreased as a result of decreases in personnel costs as well as reductions in depreciation and amortization expense and consulting costs, which were offset in part by a decrease in capitalized software development costs as a result of the Company not incurring any capitalized software costs subsequent to January 31, 2020.  In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry for fiscal 2020 and beyond given the global COVID-19 pandemic, during the second quarter of fiscal year 2020, the Company undertook a review of its operating costs to more closely align those costs with its forecast for revenue.  Prior to receiving CARES Act financing, the Company realized cost savings during fiscal 2020 from reductions in force, furloughs and temporary reductions in salaries, combined with the continued reduction in the use of outside development consultants. Also, as part of this review, the Company exited three leased facilities and terminated the related lease agreements. For the year ended October 31, 2020, the Company was able to use CARES Act financing to offset its compensation expense by $473,000.

Costs of revenues was 54% of revenue in fiscal year 2020 and 56% in fiscal year 2019.

Research and Development

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software, and information products.

Research and development expenses decreased $218,000, or 39%, to $338,000 for fiscal year 2020, as compared to $556,000 for fiscal year 2019. The decrease in research and development was primarily attributable to a decrease in personnel related costs as compared to the prior year, as a result of the reductions in force and salary reduction programs discussed earlier. For the year ended October 31, 2020, the Company was able to use CARES Act financing to offset its compensation expense by $16,000.

The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2020 and 2019. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $2,787,000, or 30%, to $6,467,000 for the year ended October 31, 2020, as compared to $9,254,000 in the same period in 2019. The decrease was primarily due to decreases in personnel related costs, professional and other consulting expenses, marketing and travel costs. These decreases were the result of the Company’s concerted efforts to streamline its operations in line with the reduced level of revenue due to the impact of the COVID-19 pandemic (as described above).  For the year ended October 31, 2020, the Company was able to use proceeds from the PSP grant of the CARES Act to offset its compensation expense by $641,000.  Also, as part of the review of its operating costs described above, the Company exited three leased facilities (during June and July 2020) and terminated the related lease agreements and reduced the leased square footage at another location, reducing rent expenses by approximately $62,000 as compared to fiscal 2019.  Annualized rent savings related to these undertakings represent approximately $311,000.

Impairment Charges

Certain of PASSUR’s services have traditionally relied on our proprietary network of sensors for aircraft surveillance. During the second quarter of 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other date feeds available to the Company, which would provide a more cost-effective solution and allow the Company to focus more on value-added analytics and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of the PASSUR Network system assets during the second quarter of fiscal 2020.  It is the Company’s intention to decommission all remaining PASSUR Network system assets during fiscal 2021.  As a result, the Company wrote off net assets applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included in the impairment charge for the year ended October 31, 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

As a result of the FAA mandate and the corresponding review conducted by the Company, which resulted in the commencement of the decommissioning of the PASSUR Network, the Company anticipates that the costs of maintaining and operating these systems, including depreciation and data feed costs, will decrease materially in the future.

Additionally, during the second quarter of 2020, given the impact of the current COVID-19 environment on customers, there was a sufficient amount of uncertainty surrounding the ability of customers to continue to perform their contracts with the Company and the Company’s ability to generate revenue from such contracts.  In order to determine whether or not an impairment had occurred, we looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related software development asset. Where the revenue amount was less than the net carrying value of the software development asset, we noted an impairment.  As a result of this exercise, the Company wrote off previously capitalized software development costs totaling approximately $6,134,000 during the second quarter of fiscal 2020 due to impairment, given the impact of the current COVID-19 environment on the aviation industry and its customers, which amount was included in the impairment charge for the year ended October 31, 2020.

During fiscal year 2020, the Company did not capitalize any software development costs for any periods subsequent to January 31, 2020. As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company during the second quarter of 2020 and the resultant write-offs, the Company anticipates that its level of capitalized software development, along with related amortization of such costs, will decrease materially in the future.

The total amount of these charges and write-offs are included as an impairment charge for the year ended October 31, 2020 in the amount of $9,874,000.

Loss from Operations

Loss from operations for the year ended October 31, 2020 (inclusive of the impact of the impairment charges recorded during the second quarter of 2020) was $11,338,000, an increase of $8,206,000, or 262%, as compared to fiscal 2019. Excluding the impact of the impairment charges of $9,874,000, the loss from operations was $1,463,000, an improvement of $1,668,000, or 53%, from a loss of $3,132,000 for the year ended October 31, 2019.  The decrease in the loss from operations (excluding the impairment charges) was primarily due to a decrease in operating expenses of $5,185,000 or 29%, as compared to fiscal year 2019, which was partially offset by a decrease in revenue of $3,517,000, or 23%. For the two quarters ended July 31, 2020 and October 31, 2020, the Company had positive income from operations.  All of the previous six fiscal quarters had losses from Operations.

Interest Expense – Related Party

Interest expense – related party for the year ended October 31, 2020 increased $191,000, or 27%, as compared to the same period in 2019, due to the higher principal balance on the note during fiscal year 2020.

Loss Before Income Taxes

Loss before income taxes for the year ended October 31, 2020 (including the effect of the impairment charges of $9,874,000 recorded during the second quarter of 2020), increased $8,419,000, or 219%, to $12,267,000, as compared to the loss before income taxes of $3,848,000 for the fiscal year 2019. Excluding the impairment charges, the loss before income taxes for the year ended October 31, 2020 was $2,393,000, representing an improvement of $1,455,000 from the loss before income taxes for the year ended October 31, 2019.  The improvement was the result of the cost control measures put in place during fiscal 2020.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company’s best estimate of current and future taxes to be paid.  The Company’s provision for income taxes in each fiscal year consists of federal and state taxes.

For the fiscal year ended October 31, 2020, the Company recorded an income tax provision of $37,000 on a pre-tax loss of $12,267,000 (which includes the impact of the impairment charges of $9,874,000), resulting in a 0.3% effective tax rate.  The difference between the effective rate and the U.S. federal statutory rate of 21% primarily related to pre-tax losses for which no tax benefit has been provided as the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis.

For the fiscal year ended October 31, 2019, the Company recorded an income tax benefit of $10,000 on a pre-tax loss of $3,848,000, resulting in a (0.3%) effective tax rate.  The difference between the effective rate and the U.S. federal statutory rate of 21% primarily related to pre-tax losses for which no tax benefit has been provided as the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis.

Net Loss

The Company had a net loss of $12,304,000, or $1.60 per diluted share, for the year ended October 31, 2020 (inclusive of the impact of the impairment charges of $9,874,000 recorded during the second quarter of 2020), as compared to a net loss of $3,837,000, or $0.50 per diluted share, for  fiscal year 2019. Note that the Company’s income from operations for the quarter ended July 31, 2020, was positive for the first time in six quarters.  For the quarter ended October 31, 2020, the Company had a positive net income.  All of the previous eight fiscal quarters had net losses.

Impact of Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company including selling prices, capital expenditures, and operating expenses.

Liquidity and Capital Resources

The Company’s current liabilities (excluding deferred revenue and certain CARES Act grant proceeds), exceeded current assets by $738,000 as of October 31, 2020. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2021, was $10,692,000 at October 31, 2020, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000.  The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company’s stockholders’ equity had a deficit of $11,358,000 at October 31, 2020. The Company had a net loss of $12,304,000 for the year ended October 31, 2020 (inclusive of impairment charges of $9,874,000).

As of October 31, 2019, the total amount owed by the Company under a promissory note issued by the Company to Mr. Gilbert on January 28, 2019 (the “Fifth Gilbert Note”) was $8,335,000, consisting of a principal of $8,135,000 and interest of $200,000 accrued during the fourth quarter of fiscal year 2019. The maturity date under the Fifth Gilbert Note was November 1, 2020, and the annual interest rate was 9 ¾%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets.

On January 27, 2020, the Company and Mr. Gilbert entered into a Sixth Debt Extension Agreement, effective as of January 27, 2020, pursuant to which the Company cancelled the Fifth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Sixth Gilbert Note”) in the amount of $9,071,000, consisting of a principal of $8,670,000 (which included the principal previously outstanding under the Fifth Gilbert Note and an additional amount of $535,000 loaned to the Company by Mr. Gilbert during the period from October 31, 2019 and January 27, 2020) and unpaid interest of $401,000 accrued under the Fifth Gilbert Note through January 27, 2020. Under the terms of the Sixth Gilbert Note, the Company agreed to pay the unpaid interest of $401,000 accrued under the Fifth Gilbert Note and included in the Sixth Gilbert Note, (as described above) at the time and on the terms set forth in the Sixth Gilbert Note. Under the terms of the Sixth Gilbert Note, the maturity date of the loan was extended to November 1, 2021, and the annual interest rate remained 9 ¾%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets.

During the fiscal year ended October 31, 2020, the Company did not pay any interest on the Sixth Gilbert Note.  As of October 31, 2020, the aggregate amount owed by the Company to Mr. Gilbert was $10,692,000, consisting of a principal of $9,585,000 (which included the principal of $8,670,000 outstanding under the Sixth Gilbert Note and an additional amount of $915,000 loaned to the Company by Mr. Gilbert during the period from January 27, 2020 to October 31, 2020) and unpaid interest of $1,107,000 (which included unpaid interest of $401,000 accrued under the Fifth Gilbert Note that was included in the Sixth Gilbert Note and unpaid interest of $706,000 accrued under the Sixth Gilbert Note through October 31, 2020). In December 2020, the Company made a payment in the amount of $177,000 in respect of interest accrued under the Sixth Gilbert Note during the 2021 fiscal year.

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement, effective January 29, 2021, pursuant to which the Company cancelled the Sixth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000, consisting of a principal of $9,585,000 and unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note through October 31, 2020.  Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note (as described above) at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan was extended to November 1, 2022, and the annual interest rate remained at 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable is secured by the Company’s assets.

Management is addressing the Company’s working capital deficiency by aggressively marketing the Company’s capabilities in its existing product and professional service lines, as well as in new products and professional services, which are continually being developed and deployed. Management believes that the continued development of its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. However, there are no assurances that such growth will be achieved.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated January 29, 2021, that if the Company, at any time, is unable to meet its obligations through January 30, 2022, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

The CARES Act was enacted in March 2020 and provided economic support for, among others, businesses in the aviation industry.  In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program, which amounts were received in installments through September 2020.  Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of certain employee wages, salaries and benefits.  The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation.  The relief payments were comprised of $3,003,000 in direct grants, received in three installments from July 2020 through September 1, 2020.

Net cash used by operating activities was ($1,363,000) for the year ended October 31, 2020, as compared to cash provided by operating activities of $735,000 for the year ended October 31, 2019.  Net cash used by operating activities in the current fiscal year consisted of net loss of ($3,560,000), after adjusting for the effect of the impairment charge of $9,874,000 and the federal stimulus credits utilized of $1,130,000, depreciation and amortization of $2,123,000 and stock-based compensation expense of $467,000, decreases in deferred revenue of ($1,838,000), and an increase in accrued interest related party of $907,000, with the balance of $538,000 consisting of changes in other operating assets and liabilities, particularly a decrease in accounts receivable of $376,000. The decrease in cash from operations in fiscal 2020 as compared with 2019 was the result of lower levels of revenue experienced by the Company as a result of the loss of several major airline customers during the year.  Net cash used in investing activities was $496,000 for the year ended October 31, 2020, which was expended for primarily for capitalized software development costs in the first quarter of fiscal 2020. The decrease in capitalized software development costs in fiscal 2020 as compared with 2019 was the result of the Company’s decision to focus on maintenance and support of existing products, as a result of the change in business conditions experienced in the industry, particularly as a result of the COVID-19 pandemic.  Net cash provided by financing activities was $4,461,000 for year ended October 31, 2020, and consisted of proceeds from note payable – related party of $1,435,000, grant proceeds received under the Payroll Support Program of the CARES Act of $3,003,000, and proceeds from the exercise of stock options of $23,000.  The increase in cash from financing activities in fiscal 2020 as compared with 2019 was the result of the receipt of $3,003,000 in federal stimulus grant funds.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. As described above, during fiscal 2020, the Company took aggressive steps to reduce its cost structure, including, but not limited to, reductions in force, furloughs and salary reduction plans.  The Company will continue to monitor costs in relation to its revenue and will take further actions as necessary consistent with the requirements of the CARES Act financing. The Company believes that it has the ability to reduce operating costs further if, at any time, such adjustments would be necessary to align the Company’s financial condition, liquidity, and capital resources with the uncertain outlook of the COVID-19 pandemic. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, the levels of cost savings already taken or which may be taken by the Company may not be practical or sustainable to support the operations necessary for the increased level of revenue.  Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from customers that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

Capitalized Software Development Costs

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company’s consolidated financial statements, the Company capitalizes costs related to the development of internal use software in accordance with authoritative guidance issued by the FASB on internal-use software, ASC 350-40, “Internal-Use Software.” The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. For periods through October 31, 2020, costs incurred relating to upgrades and enhancements to the software were capitalized if it had been determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to maintain and support products after they became available were charged to expense as incurred.  The Company did not capitalize any software development costs subsequent to January 31, 2020.

During the second quarter of 2020, due to the financial and economic hardships being experienced by airlines, airports and air transportation support vendors in the current COVID-19 environment, there was a sufficient amount of uncertainty surrounding the ability of our customers to continue to perform their contracts with the Company.  In order to determine whether or not an impairment had occurred, the Company looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related capitalized development cost asset.  Where the contribution margin was less than the net carrying value of the asset, we determined that an impairment had occurred. As a result of this exercise, the Company wrote-off assets totaling $6,134,000 during the second quarter of fiscal 2020, based on the assumption that the carrying value of the software capitalization was representative of 100% of the committed contract values then remaining, given the impact of the current COVID-19 environment on the aviation industry and its customers.

As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company described above and the resultant write-offs taken, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will decrease in the future.

As of October 31, 2020, and 2019, the Company had $1,223,000 and $8,319,000, respectively, of software development costs, net of amortization. The Company has a formal program to determine when additional functionality of a product is established and assumptions are used that reflect the Company’s best estimates. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Software costs are included in “Capitalized software development costs, net” on the Company’s balance sheet and are depreciated using the straight-line method over an estimated useful life of three years.

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

All of the Company’s capitalized assets are recorded at cost (which may also include salaries incurred during production and/or development) and depreciated and/or amortized over the asset’s estimated useful life for financial statement purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles, and industry standards for similar assets. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation or impairment expense is adjusted accordingly.

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

Depreciation and Amortization

As of October 31, 2020, the PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $0, $1,223,000, and $258,000, respectively. The PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $3,949,000, $8,319,000, and $552,000, respectively, as of October 31, 2019. In management’s judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR Network	5 to 7 years
Capitalized software development costs	3 years
Property and equipment	3 to 10 years

The PASSUR Network was comprised of PASSUR and SMLAT Systems, which included the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which were recorded at cost, net of accumulated depreciation. Depreciation was charged to cost of revenues and was recorded using the straight-line method over the estimated useful life of the asset, which was estimated at five years for SMLAT Systems and seven years for PASSUR Systems. PASSUR and SMLAT Systems which were not installed, raw materials, work-in-process, and finished goods components were carried at cost and not depreciated until installed.  During the second quarter of 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company determined that services that traditionally had relied on the PASSUR proprietary network of sensors for aircraft surveillance could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of the PASSUR Network system assets during fiscal 2020.  It is the Company’s intention to decommission all remaining PASSUR Network system assets throughout fiscal 2021.  As a result, the Company wrote off net assets applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000, which amounts were included in the impairment charge for fiscal year 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

Total depreciation and amortization expense was $2,123,000 for the year ended October 31, 2020. This consisted of $652,000 of depreciation expense related to the PASSUR Network and Property and equipment, $1,451,000 of amortization expense related to Capitalized software development costs, and $20,000 related to one-time fee amortization. For the year ended October 31, 2019, total depreciation and amortization expense was $3,628,000. This consisted of $1,232,000 of depreciation expense related to the PASSUR Network and Property and equipment and $2,396,000 of amortization expense related to Capitalized software development costs.

Stock-Based Compensation

As discussed further in Note (9) Stock-Based Compensation to the Company’s consolidated financial statements, the Company accounts for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation, FASB ASC 718, “Compensation-Stock Compensation,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model to compute the estimated fair value of share-based compensation expense. The Black-Scholes valuation model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect the Company’s best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control.  Additionally, the Company accounts for forfeitures when they occur. Stock-based compensation expense was $467,000 and $613,000 for the year ended October 31, 2020 and 2019, respectively, and was primarily included in selling, general, and administrative expenses.

Income Taxes

At October 31, 2020, the Company had available a federal net operating loss carry-forward of $25,377,000 for U.S. federal income tax purposes. Approximately $12,780,000 of U.S. federal net operating loss carryforwards will expire in various tax years from fiscal year 2022 through fiscal year 2038. These net operating losses are available to offset 100% of future taxable income. The remaining $12,597,000 of U.S. federal net operating loss may be carried forward indefinitely but are only available to offset 80% of future taxable income.

The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  After weighting all available positive and negative evidence, including cumulative losses in recent years, the Company continues to conclude that the more likely than not threshold for the realization of deferred tax assets has not been met.

The Company follows ASC 740, “Income Taxes,” where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2020, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes, including, among other things: (i) modifications to the federal net operating loss rules, including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes; (ii) enhanced recoverability of AMT tax credit carryforwards; (iii) delayed payment of employer payroll taxes; (iv) increased the limitation on business interest expenses under IRC Section 163(j) for the 2019 and 2020 tax years to permit additional expensing of interest; and (v) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).  As of October 31, 2020, the Company had approximately $25,377,000 of net operating losses, which cannot be carried back to prior years to generate tax refunds since no tax had been paid in those years by the Company.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. On November 1, 2019, the Company adopted Topic 842. As a result of the adoption of Topic 842, the Company recognized operating lease right-of-use (“ROU”) assets and liabilities of $1,497,000 and $1,620,000, respectively. The Company does not have any finance lease ROU assets and liabilities. There was no change to our consolidated statements of operations or cash flows, as a result of the adoption.  During the year ended October 31, 2020, the Company recorded an impairment charge of $175,000 in connection with the leases related to its PASSUR Network System assets locations.

On November 1, 2018, the Company adopted the revenue recognition requirements of Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Revenue recognition remained substantially unchanged following adoption of Topic 606 and therefore the adoption of Topic 606 did not have a material impact on revenues. The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees. The Company recognized revenue during the fiscal year ended October 31, 2019, of $15,046,000 under Topic 606, which was not materially different from what would have been recognized under Topic 605. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.

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

Accounting Pronouncements Issued but not yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. Adoption of Topic 740 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Current Expected Credit Losses” (ASU 2016-13), which introduces an impairment model based on expected, rather than incurred, losses.  Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and, (c) changes in estimates of expected credit losses that have taken place during the period.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2022.  The Company has not yet quantified the impact of ASU 2016-13 on its consolidated financial statements.  However, it is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2020.

Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with GAAP. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth in the Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has concluded that, as of October 31, 2020, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrant

The information required to be furnished pursuant to this Item will be set forth under the captions “Proposal I. Election of Directors—Information Concerning Directors and Nominees”, Audit Committee”, “Code of Ethics and Business Conduct”, “Nominating Committee” and “Executive Officers” in the 2021 Proxy Statement or in an amendment to this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required to be furnished pursuant to this Item will be set forth under the caption “Compensation Discussion and Analysis Compensation Philosophy and Objectives of Our Executive Compensation Program” in the 2021 Proxy Statement or in an amendment to this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this Item will be set forth under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2021 Proxy Statement or in an amendment to this Annual Report on Form 10-K, which information is incorporated herein by reference.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Part II, Item 5(d) of this Annual Report on Form 10-K, above.

Item 13.  Certain Relationships and Related Transactions

The information required to be furnished pursuant to this Item will be set forth under the captions “Certain Relationships and Related Transactions”, “Board of Directors and Committees”, “Audit Committee” and “Compensation Committee” in the 2021 Proxy Statement or in an amendment to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The Company hereby incorporates by reference into this Item the information contained under the heading “Audit and Audit Related Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the 2021 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

10.1.1

First Amendment to the PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, effective as of July 8, 2020, is incorporated by reference from Exhibit 10.1.1 to our Quarterly Report on Form 10-Q filed on September 14, 2020.

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

10.28

Debt Extension Agreement, dated as of January 27, 2020, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert, is incorporated by reference from Exhibit 10.28 to our Annual Report on Form 10-K filed on January 27, 2020.

10.29

Secured Promissory Note, dated as of January 27, 2020, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender, is incorporated by reference from Exhibit 10.28 to our Annual Report on Form 10-K filed on January 27, 2020.

10.30	Commitment of G.S. Beckwith Gilbert, dated January 27, 2020, is incorporated by reference from Exhibit 10.30 to our Annual Report on Form 10-K filed on January 27, 2020.

10.31

Employment Agreement, dated February 12, 2020, between PASSUR Aerospace, Inc. and Brian Cook, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2020.

10.32

Incentive Stock Option Agreement, dated February 12, 2020, between PASSUR Aerospace, Inc. and Brian Cook, is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2020.

10.33	Commitment of G.S. Beckwith Gilbert, dated March 13, 2020, is incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on March 13, 2020.

10.34

Separation and General Release Agreement, dated as of May 1, 2020, by and between PASSUR Aerospace, Inc. and John Thomas, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2020.

10.35	Commitment of G.S. Beckwith Gilbert, dated June 19, 2020, is incorporated by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on June 19, 2020.

10.36

Separation Agreement, dated as of June 30, 2020, by and between PASSUR Aerospace, Inc. and James Barry, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2020.

10.37	Commitment of G.S. Beckwith Gilbert, dated September 14, 2020, is incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on September 14, 2020.

10.38

Payroll Support Program Agreement, dated as of July 7, 2020, by and between PASSUR Aerospace, Inc. and the U.S. Department of the Treasury, is incorporated by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on September 14, 2020.

10.39

Separation Agreement, dated as of November 25, 2020, by and between PASSUR Aerospace, Inc. and Louis J. Petrucelly, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2020.

10.40

Employment Agreement, effective as of December 14, 2020, between PASSUR Aerospace, Inc. and Sean Doherty, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.

10.41*	Debt Extension Agreement, dated as of January 29, 2021, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert.

10.42*	Secured Promissory Note, dated as of January 29, 2021, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender

10.43*	Commitment of G.S. Beckwith Gilbert, dated January 29, 2021.

21	List of Subsidiaries is incorporated by reference from our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation

____________________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: January 29, 2021	By:	/s/ Brian G. Cook
Brian G. Cook
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: January 29, 2021	/s/ Brian G. Cook
Brian G. Cook
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 29, 2021	/s/ Sean Doherty
Sean Doherty
Executive Vice President of Finance and Administration
(Principal Financial and Accounting Officer)

SIGNATURES (continued)

Dated: January 29, 2021	/s/ G.S. Beckwith Gilbert
G.S. Beckwith Gilbert
Non-Executive Chairman of the Board and Director

Dated: January 29, 2021	/s/ Brian G. Cook
Brian G. Cook
President, Chief Executive Officer and Director

Dated: January 29, 2021	/s/ Kurt J. Ekert
Kurt J. Ekert
Director

Dated: January 29, 2021	/s/ Paul L. Graziani
Paul L. Graziani
Director

Dated: January 29, 2021	/s/ Richard L. Haver
Richard L. Haver
Director

Dated: January 29, 2021	/s/ Ronald V. Rose
Ronald V. Rose
Director

Dated: January 29, 2021	/s/ Michael P. Schumaecker
Michael P. Schumaecker
Director

Dated: January 29, 2021	/s/ Robert M. Stafford
Robert M. Stafford
Director

Dated: January 29, 2021	/s/ Michael O. Hulley
Michael O. Hulley
Director

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PASSUR Aerospace, Inc. and Subsidiary

Stamford, CT

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary (the “Company”) as of October 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years in the period ended October 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Emphasis of a Matter- Covid-19

As more fully described in Note 1 to the consolidated financial statements, the Company has been adversely impacted by the outbreak of the novel coronavirus (COVID 19), which was declared a global pandemic by the World Health Organization in March 2020.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Melville, New York

January 29, 2021

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

October 31, 2020 and 2019

	2020	2019
Assets
Current assets:
Cash	$2,748,066	$145,151
Accounts receivable, net	662,081	1,141,282
Prepaid expenses and other current assets	162,843	249,118
Total current assets	3,572,990	1,535,551
PASSUR Network, net	-	3,948,542
Capitalized software development costs, net	1,223,399	8,319,134
Property and equipment, net	257,561	552,150
Operating lease right-of-use assets	232,721	-
Other assets	53,031	91,883
Total assets	$5,339,702	$14,447,260
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,486,808	$1,531,112
Accrued liabilities - Stimulus funding	1,933,955	-
Accrued expenses and other current liabilities	721,058	789,370
Operating lease liabilities, current portion	168,923	-
Deferred revenue, current portion	1,173,573	2,863,273
Total current liabilities	5,484,317	5,183,755
Deferred revenue, long term portion	249,727	377,760
Note payable - related party	10,691,625	8,350,058
Operating lease liabilities, non-current	271,946
Other liabilities	-	79,958
Total liabilities	16,697,615	13,991,531
Commitments and contingencies
Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at October 31, 2020 and 8,480,526 at October 31, 2019, respectively	84,964	84,804
Additional paid-in capital	18,448,202	17,958,165
Accumulated deficit	(27,957,401)	(15,653,562)
	(9,424,235)	2,389,407
Treasury stock, at cost, 784,435 shares at October 31, 2020 and 2019, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	(11,357,913)	455,729
Total liabilities and stockholders' equity	$5,339,702	$14,447,260

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended October 31, 2020 and 2019

	2020	2019

Revenues	$11,528,813	$15,046,149

Cost of expenses:
Cost of revenues	6,187,442	8,368,025
Research and development expenses	338,001	556,261
Selling, general, and administrative expenses	6,466,682	9,253,583
Impairment charges	9,874,281	-
	22,866,406	18,177,869

Loss from operations	$(11,337,593)	$(3,131,720)

Interest expense - related party	906,567	715,933
Other loss	22,761	-
Loss before income taxes	(12,266,921)	(3,847,653)

Provision/(Benefit) for income taxes	36,918	(10,320)
Net loss	$(12,303,839)	$(3,837,333)

Net loss per common share - basic	$(1.60)	$(0.50)
Net loss per common share - diluted	$(1.60)	$(0.50)

Weighted average number of common shares outstanding - basic	7,710,561	7,696,091
Weighted average number of common shares outstanding - diluted	7,710,561	7,696,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended October 31, 2020 and 2019

			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at November 1, 2018	8,480,526	$84,804	$17,345,450	$(11,882,259)	$(1,933,678)	$3,614,317

Stock-based compensation expense			612,715			612,715
Net loss				(3,837,333)		(3,837,333)
Effect of new accounting standard				66,030		66,030
Balance at October 31, 2019	8,480,526	$84,804	$17,958,165	$(15,653,562)	$(1,933,678)	$455,729

Stock-based compensation expense			466,997			466,997
Exercise of stock options	16,000	160	23,040			23,200
Net loss				(12,303,839)		(12,303,839)
Balance at October 31, 2020	8,496,526	$84,964	$18,448,202	$(27,957,401)	$(1,933,678)	$(11,357,913)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended October 31, 2020 and 2019

	2020	2019

Cash flows from operating activities
Net loss	$(12,303,839)	$(3,837,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,122,920	3,627,604
Provision for doubtful accounts	103,534	6,000
Federal Stimulus credits utilized	(1,130,232)	-
Loss on disposal of assets	22,761	-
Other	9,258	(33,315)
Stock-based compensation	466,997	612,715
Operating lease assets and liabilities, net	33,461	-
Impairment charges	9,874,281	-
Changes in operating assets and liabilities:
Accounts receivable	375,667	39,382
Prepaid expenses and other current assets	86,275	(92,217)
Other assets	(41,106)	20,668
Accounts payable	(44,304)	541,154
Accrued expenses and other current liabilities	(7,320)	(399,972)
Accrued interest - related party	906,567	200,058
Deferred revenue	(1,837,611)	49,769
Total adjustments	10,941,148	4,571,846
Net cash (used in)/provided by operating activities	(1,362,691)	734,513

Cash flows used in investing activities
PASSUR Network	-	(15,354)
Software development costs	(488,774)	(2,573,395)
Property and equipment	(7,015)	(201,469)
Net cash used in investing activities	(495,789)	(2,790,218)

Cash flows from financing activities
Proceeds from notes payable - related party	1,435,000	2,100,000
Proceeds under Federal Stimulus grant program	3,003,195	-
Proceeds from exercise of stock options	23,200	-
Net cash provided by financing activities	4,461,395	2,100,000

Increase in cash	2,602,915	44,295

Cash - beginning of period	145,151	100,856
Cash - end of period	$2,748,066	$145,151

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$-	$515,875
Income taxes	$7,275	$(21,779)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

October 31, 2020

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

PASSUR’s mission is to improve global air traffic efficiencies by connecting the world’s aviation professionals onto a single aviation intelligence platform, making PASSUR an element in addressing the aviation industry’s system-wide inefficiencies. We are an aviation intelligence company that makes air travel more predictable, gate-to-gate, by using predictive analytics to mitigate constraints for airlines, airports and their customers.

PASSUR’s information solutions are used by airlines and airports in the United States as well as in Canada and Latin America.  PASSUR provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services. Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while helping to maximize revenue opportunities, as well as improving operational efficiency and enhancing the passenger experience.

PASSUR’s commercial solutions give aviation operators the ability to optimize performance in today’s air traffic management system, while also achieving Next Generation Air Transportation System (“NextGen”) and Single European Sky ATM Research objectives.

PASSUR integrates data from multiple sources.  Certain of PASSUR’s services have traditionally relied on its proprietary network of sensors for aircraft surveillance. During the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow the Company to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets during the second quarter of fiscal year 2020. As a result, the Company wrote off net assets applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts are included in the impairment charge for the year ended October 31, 2020.  The write-off amount includes PASSUR System and SMLAT System assets as well as inventory of finished and spare parts. It is the Company’s intention to decommission all remaining PASSUR Network system assets during fiscal 2021.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Liquidity

The Company’s current liabilities (excluding deferred revenue and certain CARES Act grant proceeds, described in “Impact of the COVID-19 Pandemic”, below) exceeded current assets, by $738,000 as of October 31, 2020. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2021, was $10,692,000 at October 31, 2020, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000.  The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company’s stockholders’ equity was a deficit of $11,358,000 at October 31, 2020. The Company had a net loss of $12,304,000 for the year ended October 31, 2020 (inclusive of certain impairment charges of $9,874,000, described under “PASSUR Network” and “Capitalized Software Development Costs”, below).

As described in more detail in Note 6, “Notes Payable,” below, as of October 31, 2019 and October 31, 2020, the total amount of principal and accrued interest owed by the Company under the promissory note issued by the Company to Mr. Gilbert was $8,335,000 and $10,692,000, respectively. On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement, effective January 29, 2021, pursuant to which the Company cancelled the Sixth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000, consisting of a principal of $9,585,000 and unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note through October 31, 2020. Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note (as described above) at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan is November 1, 2022, and the annual interest rate is 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable is secured by the Company’s assets.

In December 2020, the Company made a payment of accrued interest in the amount of $177,000 for November 2020 and December 2020. Interest incurred in 2021 and 2022 will be paid monthly, and any unpaid and accrued interest is due October 31 in each year.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program, which amounts were received in installments through September 2020.  Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of certain employee wages, salaries and benefits.  The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation.  The relief payments were comprised of $3,003,000 in direct grants, received in three installments from July 2020 through September 1, 2020.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated January 29, 2021, that if the Company, at any time, is unable to meet its obligations through January 30, 2022, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

B.Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

Revenue by type of customer:	Year Ended October 31, 2020	Year Ended October 31, 2019
Airlines	$5,589,000	$9,349,000
Airports	5,501,000	5,608,000
Other	439,000	89,000
Total Revenue	$11,529,000	$15,046,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

	Year Ended	Year Ended
Revenue by type of performance obligation:	October 31, 2020	October 31, 2019
Subscription services	$10,936,000	$14,736,000
Professional services	593,000	310,000
Total Revenue	$11,529,000	$15,046,000

C.Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2019	$1,041,000	$100,000	$3,241,000

Balance at October 31, 2020	$609,000	$53,000	$1,423,000

The difference in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment, along with lower levels of renewals in the current year compared with the prior year.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancelable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the fiscal year ended October 31, 2020 that was included in the deferred revenue balance at November 1, 2019 was $2,984,000.

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

	12 months or less	Greater than 12 months *
Subscription services	$2,401,000	$416,000
Professional services	$335,000	$-
Material rights	$98,000	$195,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

*Approximately 94% of subscription services and 79% of material rights are expected to be recognized between 12 and 36 months.

The table above includes amounts billed and not yet recognized as revenue as well as, unrecognized future committed billings in customer contracts and excludes future billing amounts for which the customer has a termination for convenience right in their agreement.

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

Effective as of November 13, 2020, Louis J. Petrucelly resigned his positions as Senior Vice President, Chief Financial Officer of the Company. In connection with his resignation, PASSUR and Mr. Petrucelly have entered into a separation agreement, dated as of November 25, 2020, pursuant to which, among other things, the Company will pay Mr. Petrucelly eight (8) weeks of separation pay, at his base compensation rate in effect immediately prior to his resignation.

On December 18, 2020, the Board of Directors of the Company (the “Board of Directors”) approved the appointment of Sean Doherty as Executive Vice President of Finance and Administration of the Company.  In connection with such appointment, the Company and Mr. Doherty have entered into an employment agreement, effective December 14, 2020, pursuant to which Mr. Doherty will receive an annual salary of CAD $260,000 and also be eligible to receive a grant of options to purchase 100,000 shares of common stock of the Company under its 2019 Stock Incentive Plan (the “Plan”), which have a vesting period of five years and an exercise price equal to the closing of PASSUR’s common stock on his first full day of employment with the Company.

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement, effective January 29, 2021, pursuant to which the Company cancelled the Sixth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000.

Accounts Receivable, net

The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

included $53,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2020, which will be invoiced subsequent to October 31, 2020. As of October 31, 2019, the Company’s accounts receivable balance included $100,000 of unbilled receivables associated with contractually committed services provided to existing customers.

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements without making concessions. However, during fiscal year 2020, several customers requested, and the Company agreed to, the suspension of certain services to those customers, or the provision of services free of charge during a specified period of time. Additionally, one customer requested extended terms of payment, which the Company also accepted. The Company believes that these decisions were in the best interests of the Company as a partner to the aviation industry and will benefit the Company in the longer term. The Company continues to believe that its products and professional service engagements are critical to the efficient operation of the air transportation market.

The provision for doubtful accounts was $948,000 and $165,000 as of October 31, 2020 and 2019, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated on a straight-line basis over the estimated useful life of the improvements or the term of the lease, including renewal options expected to be exercised, whichever is shorter.

PASSUR Network

The PASSUR Network was comprised of PASSUR and SMLAT Systems, which included the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which were recorded at cost, net of accumulated depreciation. Depreciation was charged to cost of revenues and was recorded using the straight-line method over the estimated useful life of the asset, which was estimated at five years for SMLAT Systems and seven years for PASSUR Systems. PASSUR and SMLAT Systems which were not installed, raw materials, work-in-process, and finished goods components were carried at cost and not depreciated until installed.

During the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology. In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets during the second quarter of the fiscal year ended October 31, 2020. It is the Company’s intention to decommission all remaining PASSUR Network system assets during fiscal 2021. As a result, the Company wrote off the carrying value applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included as an impairment charge for the year ended October 31, 2020. The write-off amount includes PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Capitalized Software Development Costs

The Company follows the provisions of ASC 350-40, “Internal Use Software” (“ASC 350-40”). ASC 350-40 provides guidance for determining whether computer software is internal-use software, and on accounting for the proceeds of computer software originally developed or obtained for internal use.   It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to maintain and support existing products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over the estimated useful life of three years within “Cost of Revenues”.

During the second quarter of 2020, due to the financial and economic hardships being experienced by the Company’s customers and air transportation support vendors in the current COVID-19 environment, there was a sufficient amount of uncertainty surrounding the ability of our customers to either renew and/or maintain their current levels of committed contracts with the Company.  As a result, during the second quarter of fiscal year 2020, the Company conducted a review of its customer contracts to determine whether an impairment had occurred.  In order to determine whether or not an impairment had occurred, we looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related software development asset.  Where the contracted revenue amount was less than the net carrying value of the software development asset, we noted an impairment.  As a result, the Company wrote off previously capitalized software development costs totaling approximately $6,134,000 due to impairment, given the impact of the current COVID-19 environment on the aviation industry and its customers.

The total amount of these charges and write-offs of the PASSUR Network and capitalized software development costs are included as an impairment charge for the year ended October 31, 2020 totaling $9,874,000.

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

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, amortization of previously capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees.  Previously, cost of revenues in each reporting period was impacted by capitalized costs associated with software development and data center projects, and costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications (all referred to as “Capitalized Assets”), depreciation of PASSUR and SMLAT Network Systems as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each previous reporting period was impacted by the number of PASSUR and SMLAT System units added to the PASSUR Network, which included the production, shipment, and installation of these assets (largely installed by unaffiliated outside contractors), which had previously been capitalized to the PASSUR Network. The labor and fringe benefit costs of the Company employees involved in creating Capitalized Assets were capitalized, rather than expensed, and amortized over three years, as determined by their projected useful life. The Company did not capitalize any software development costs as well as network and data center costs for any periods subsequent to January 31, 2020.  Given business conditions in the

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

As a result of the industry changes in response to the COVID-19 pandemic (described in “Impact of the COVID-19 Pandemic”, below), the corresponding review conducted by the Company during the second quarter of fiscal 2020 and the resultant write-offs taken during fiscal 2020, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will decrease in the future.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized.  After weighting all available positive and negative evidence including cumulative losses in recent years, the Company continues to conclude that the more likely than not threshold for the realization of deferred tax assets has not been met.

The Company follows ASC 740, “Income Taxes,” (“ASC 740”) where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2020, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

Research and Development Costs

Research and development costs are expensed as incurred.

Net Loss per Share Information

Basic net loss per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. Shares used to calculate net loss per share for fiscal years 2020 and 2019 are as follows:

	2020	2019
Basic Weighted average shares outstanding	7,710,561	7,696,091
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,710,561	7,696,091

Weighted average shares which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive. These shares consist of stock options.	1,690,000	1,847,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Weighted average options to purchase 1,690,000 and 1,847,000 shares of common stock at prices ranging from $0.28 to $4.50 per share that were outstanding during fiscal years 2020 and 2019, were excluded from each respective year’s computation of diluted earnings per share. In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

Fair Value of Financial Instruments

The recorded amounts of the Company’s cash, receivables, and accounts payables approximate their fair values principally because of the short-term nature of these items. The fair value of related party debt is not practicable to determine due primarily to the fact that the Company’s related party debt is held by its significant shareholder and Non-Executive Chairman of the Board, and the Company does not have any third-party debt with which to compare.

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

Stock-Based Compensation

The Company follows FASB ASC 718, “Compensation-Stock Compensation,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $467,000 and $613,000 for the year ended October 31, 2020 and 2019, respectively, and was primarily included in selling, general, and administrative expenses.

Comprehensive Loss

The Company’s comprehensive loss is equivalent to that of the Company’s total net loss for fiscal years 2020 and 2019.

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Government restrictions and consumer fears relating to the COVID-19 pandemic have impacted flight schedules and given rise to a general reluctance of consumers to fly at this time, resulted in unprecedented cancellations of flights, and substantially reduced demand for future flights for the foreseeable future. The severe reduction in air travel continued throughout 2020 and negatively impacted the Company’s revenues for fiscal 2020 and is also anticipated to impact fiscal 2021 revenue.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  The Company has been granted government funds totaling $3.0 million pursuant to the Payroll Support Program for Air Carriers and Contractors under the CARES Act.  Pursuant to the Payroll Support Program Agreement entered into by the Company with the U.S. Department of the Treasury, the Company is required to, among other things, refrain from conducting involuntary employee layoffs or furloughs, reducing employee rates of pay or benefits through September 30, 2020, and paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act during the fiscal year ended October 31, 2020, and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During fiscal 2020, the Company reduced its compensation expense by $1,130,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

Additionally, provisions under the CARES Act allow the Company to defer payment of the employer’s share of social security taxes incurred from March of 2020 through December 31, 2020.  Under the terms of the legislation, 50% of the deferred payroll taxes would be due and payable by December 31, 2021, and the remaining 50% would be due and payable by December 31, 2022.  The amount of payroll taxes subject to deferred payment is approximately $111,000.

During the second quarter of fiscal year 2020, in response to the uncertainty surrounding the prospects of airlines and airports and the travel industry as a result of the global COVID-19 pandemic and the declines in revenue that the Company began to experience during the same period, partly as a result of the pandemic, the Company reviewed its operating costs to more closely align those costs with its outlook for the foreseeable future. Beginning in April 2020 and prior to receiving CARES Act funds, the Company took several actions to mitigate the effects of the COVID-19 pandemic on its business, as outlined below:

•Eliminated or furloughed approximately one-third of then-existing positions;

•Instituted a temporary pay reduction plan affecting essentially all of the then-remaining employees;

•Suspended the use of outside consultants;

•Rationalized the PASSUR Network to reduce data feed and telecom costs; and

•Reduced and/or eliminated other operating expenses that were not critical to the short-term outlook of the Company.

The effects of the actions above were reflected in lower costs of revenues, research and development and administrative costs in the fiscal year ended October 31, 2020, as compared to the same period in 2019, and the Company anticipates that such cost savings will continue into fiscal 2021. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

previous GAAP on the balance sheet. On November 1, 2019, the Company adopted Topic 842. As a result of the adoption of Topic 842, the Company recognized operating lease right-of-use (“ROU”) assets and liabilities of $1,497,000 and $1,620,000, respectively. The Company did not have any finance lease ROU assets and liabilities. There was no change to our consolidated statements of operations or cash flows, as a result of the adoption.

On November 1, 2018, the Company adopted the revenue recognition requirements of Topic 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The Company recorded an addition to opening accumulated deficit and a reduction to deferred revenue of approximately $66,000, respectively, as of November 1, 2018 due to the impact of adopting Topic 606.  The primary impact of adopting Topic 606 relates to the accounting for nonrefundable up-front fees.

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

Accounting Pronouncements Issued but not yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. Adoption of Topic 740 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Current Expected Credit Losses” (ASU 2016-13), which introduces an impairment model based on expected, rather than incurred, losses.  Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2022.  The Company has not yet quantified the impact of ASU 2016-13 on its consolidated financial statements.  However, it is not expected to have a material effect on the Company’s consolidated financial statements.

2. Property and Equipment, net

Property and equipment consist of the following as of October 31, 2020 and 2019:

	Estimated useful lives	2020	2019

Leasehold improvements	3-5 years	$4,000	$216,000
Equipment	5-10 years	4,789,000	6,413,000
Furniture and fixtures	5-10 years	29,000	593,000
		4,822,000	7,222,000
Less: accumulated depreciation		4,564,000	6,670,000
Total		$258,000	$552,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2. Property and Equipment, net (continued)

The Company recorded depreciation expense on the assets included in property and equipment of $279,000 and $322,000 for the year ended October 31, 2020 and 2019, respectively. In connection with the closing of certain office facilities, the Company disposed of certain assets associated with these locations and recorded a loss on disposal of $23,000 for the year ended October 31, 2020.

3. PASSUR Network, net

PASSUR Network consists of the following as of October 31, 2020 and 2019:

	2020	2019
PASSUR Network, beginning balance	$18,902,000	$19,242,000
Additions	-	15,000
Disposals	(11,000)	(355,000)
Impairment charges taken	(3,565,000)	-
Total capitalized PASSUR Network costs	15,326,000	18,902,000
Less accumulated depreciation	15,326,000	14,953,000
PASSUR Network, ending balance, net	$-	$3,949,000

The Company capitalized $0 and $61,000, of PASSUR Network costs, for the year ended October 31, 2020 and 2019, respectively. Depreciation expense related to the Company-owned PASSUR Network was $374,000 and $868,000 for the years ended October 31, 2020 and 2019, respectively. Depreciation was charged to cost of revenues and is calculated using the straight-line method over the estimated useful life of the asset, which was estimated at seven and five years for PASSUR and SMLAT systems, respectively, prior to the impairment write-off of the balance of the PASSUR Network.

The net carrying balance of the PASSUR Network as of October 31, 2020 and 2019 was $0 and $3,949,000, respectively. Included in the net carrying balance as of October 31, 2019, were parts and finished goods for PASSUR and SMLAT Systems totaling $1,298,000 and $533,000, respectively, which were not yet installed. PASSUR and SMLAT Systems which were not installed were carried at cost and not depreciated until installed.

The Company wrote off the carrying value applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included as an impairment charge for the year ended October 31, 2020.  The write-off amount includes PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

During the year ended October 31, 2019, the Company disposed of four PASSUR Network assets, with a net book value of zero. The Company did not record any impairments related to any of the PASSUR Network assets in fiscal year 2019.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

4.  Capitalized Software Development Costs

PASSUR Software Development costs consist of the following as of October 31, 2020 and 2019:

	2020	2019
Software development costs, beginning balance	$23,732,000	$21,159,000
Additions	489,000	2,573,000
Impairment charge	(6,134,000)	-
Total capitalized software development costs	18,087,000	23,732,000
Less accumulated amortization	16,864,000	15,413,000
Software development costs, ending balance, net	$1,223,000	$8,319,000

The Company’s capitalization of software development projects was $489,000 and $2,573,000 for the year ended October 31, 2020 and 2019, respectively. Amortization expense related to capitalized software development projects was $1,451,000 and $2,396,000 for the year ended October 31, 2020 and 2019, respectively.

As of October 31, 2019, the Company had $973,000 of capitalized software development costs relating to projects currently still in development, therefore, are not yet subject to amortization. During the year ended October 31, 2020, the Company revised the amortization period for capitalized software development costs to 36 months, to more closely align with the estimated remaining useful life of these assets.

During the second quarter of 2020, due to the financial and economic hardships being experienced by airlines, airports and air transportation support vendors in the current COVID-19 environment, there was a sufficient amount of uncertainty surrounding the ability of our customers to continue to perform their contracts with the Company.  In order to determine whether or not an impairment had occurred, the Company looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related capitalized development cost asset.  Where the revenue amount was less than the net carrying value of the asset, we determined that an impairment had occurred. As a result of this exercise, during the second quarter of fiscal 2020, the Company wrote-off assets totaling $6,134,000, based on the assumption that the carrying value of the software capitalization should not exceed 100% of the committed contract values remaining.

As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company described above and the resultant write-offs taken during fiscal year 2020, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will decrease in the future.  In connection with the impairment analysis described above, the Company revised its estimate of the remaining useful life of the capitalized software development costs to three years.

The Company did not record any impairments related to capitalized software development projects in fiscal year 2019.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of October 31, 2020 and 2019:

	2020	2019
Payroll, payroll taxes, and benefits	$243,000	$186,000
Professional fees	181,000	197,000
Travel expenses	29,000	73,000
Accrued rent	145,000	151,000
Other liabilities	123,000	182,000
Total	$721,000	$789,000

6. Notes Payable

During the fiscal year ended October 31, 2019, the Company owed certain amounts to G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, under a promissory note issued by the Company to Mr. Gilbert on January 28, 2019 (the “Fifth Gilbert Note”). The maturity date under the Fifth Gilbert Note was November 1, 2020, and the annual interest rate was 9 ¾%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets.

During the year ended October 31, 2019, the Company paid Mr. Gilbert interest accrued on the Fifth Gilbert Note through July 31, 2019 in a total amount equal to $516,000. During fiscal year 2019, Mr. Gilbert loaned the Company an additional $2,100,000 to primarily fund the Company’s near-term investment strategy to enhance the Company’s technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2019, the aggregate amount outstanding under the Fifth Gilbert Note was $8,335,000, consisting of a principal of $8,135,000 and interest of $200,000 accrued during the fourth quarter of fiscal year 2019.

On January 27, 2020, the Company and Mr. Gilbert entered into a Sixth Debt Extension Agreement, effective as of January 27, 2020, pursuant to which the Company cancelled the Fifth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Sixth Gilbert Note”) in the amount of $9,071,000, consisting of a principal of $8,670,000 (which included the principal previously outstanding under the Fifth Gilbert Note and an additional amount of $535,000 loaned to the Company by Mr. Gilbert during the period from October 31, 2019 and January 27, 2020) and unpaid interest of $401,000 accrued under the Fifth Gilbert Note through January 27, 2020. Under the terms of the Sixth Gilbert Note, the Company agreed to pay the unpaid interest of $401,000 accrued under the Fifth Gilbert Note and included in the Sixth Gilbert Note (as described above) at the time and on the terms set forth in the Sixth Gilbert Note. Under the terms of the Sixth Gilbert Note, the maturity date of the loan was extended to November 1, 2021, and the annual interest rate remained 9 ¾%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets.

During the fiscal year ended October 31, 2020, the Company did not pay any interest on the Sixth Gilbert Note. As of October 31, 2020, the aggregate amount owed by the Company to Mr. Gilbert was $10,692,000, consisting of a principal of $9,585,000 (which included the principal of $8,670,000 outstanding under the Sixth Gilbert Note and an additional amount of $915,000 loaned to the Company by Mr. Gilbert during the period from January 27, 2020 to October 31, 2020) and unpaid interest of $1,107,000 (which included unpaid interest of $401,000 accrued under the Fifth Gilbert Note that was included in the Sixth Gilbert Note and unpaid interest of $706,000 accrued under the Sixth Gilbert Note through October 31, 2020). In December 2020, the Company made a payment in the amount of $177,000 in respect of interest accrued under the Sixth Gilbert Note during the 2021 fiscal year.

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement effective January 29, 2021, pursuant to which the Company cancelled the Sixth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000, consisting of a principal of $9,585,000 and unpaid interest of

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

6. Notes Payable (continued)

$1,107,000 accrued under the Sixth Gilbert Note through October 31, 2020. Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note (as described above) at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan was extended to November 1, 2022, and the annual interest rate remained at 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable is secured by the Company’s assets. The amendments to the Sixth Gilbert Note were determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the transactions.

As described in more detail in Note 1, “Description of Business and Significant Accounting Policies,” above, the Company evaluated its financial position at October 31, 2020, including an operating loss of $11,338,000 (including the effects of the impairment charges of $9,874,000) and working capital deficit of $738,000 (excluding deferred revenue and CARES Act funds) and has requested and received a commitment from G.S. Beckwith Gilbert, dated January 29, 2021, that if the Company, at any time, is unable to meet its obligations through January 30, 2022, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

7. Leases

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. On November 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach permitted under the new standard for leases that existed at November 1, 2019 and, accordingly, the prior comparative periods were not restated.  Under this method, the Company was required to assess the remaining future payments of existing leases as of November 1, 2019.  Additionally, as of the date of adoption, the Company elected the package of practical expedients that did not require the Company to assess whether expired or existing contracts contain leases as defined in Topic 842, did not require reassessment of the lease classification (i.e., operating lease vs. finance lease) for expired or existing leases, and did not require a change to the accounting for previously capitalized initial direct costs.

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

7. Leases (continued)

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

As a result of the adoption of Topic 842, the Company recognized operating lease ROU assets and liabilities of $1,497,000 and $1,620,000, respectively, as of November 1, 2019. The Company did not have any finance lease ROU assets and liabilities.

The Company has operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately 4 months to 4.7 years.  Some of the Company’s lease contracts include options to extend the leases for up to five years, while others include options to terminate the leases within 1 year.  As of October 31, 2019, the Company’s headquarters, located in Stamford, Connecticut were located in a 5,300 square foot office at an average annual cost of $220,000, under a lease expiring on June 30, 2023.  On October 6, 2020, the Company modified this agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at the reduced average annual rental rate of $61,000.  The Company’s primary software development facility, located in Orlando, Florida, is subject to a lease through August 31, 2021, at an average annual rental rate of $74,000. During 2020, the Company reached settlement agreements with landlords to terminate several existing leases and vacate its facilities in Bohemia, New York, Vienna, Virginia and Irving, Texas.  Activities previously performed at these locations have been consolidated into the Company’s remaining facilities.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7. Leases (continued)

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Year Ended
Total lease cost	October 31, 2020
Operating lease cost	$806,810
Short-term lease cost	$209,543
Variable lease cost	$48,171
Total	$1,064,524
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$778,204
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,418
Weighted-average remaining lease term - operating leases	3.3	years
Weighted-average discount rate - operating leases	9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for each of the next five fiscal years and thereafter is as follows:

Fiscal Year Ended October 31:	Operating Leases
2021	$201,571
2022	122,494
2023	85,792
2024	62,545
2025	40,393
Thereafter	-
Total future minimum lease payments	$512,795
Less imputed interest	(72,699)
Total	$440,096

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of October 31, 2020:

Fiscal Year Ended October 31:	Payments Due in Fiscal Year (1)
2021	$121,981
2022	60,590
2023	60,590
2024	60,590
2025	40,393
Thereafter	-
Total contractual obligations	$344,144

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

The Company does not have any finance leases or any leases that have not yet commenced.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The Company’s provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

The income tax expense for fiscal years ended October 31, 2020 and 2019 consisted of the following:

	2020	2019
Current:
Federal	$-	$-
State	5,000	(10,000)
Foreign	32,000	-
Income tax provision-current	$37,000	$(10,000)

Deferred:
Federal	-	-
State	-	-
Total income tax expense/(benefit)	$37,000	$(10,000)

The difference between income taxes expected at the U.S federal statutory income tax rate and the reported income tax expense are summarized as follows:

	2020		2019
	Amount	Percent	Amount	Percent
U.S. statutory tax	$(2,576,000)	21.0%	$(808,000)	21.0%
Stock compensation	84,000	-0.7%	102,000	-2.6%
Meals and entertainment	3,000	0.0%	9,000	-0.2%
State tax, net of federal benefit	(636,000)	5.2%	(164,000)	4.2%
Other	(14,000)	0.1%	44,000	-1.1%
Change in Valuation Allowance	3,176,000	-25.9%	807,000	-21.0%
Income tax (benefit)/expense, net	$37,000	-0.3%	$(10,000)	0.3%

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2020 and 2019 is as follows:

	2020	2019
Deferred tax assets and liabilities:
Net operating loss carry-forward	$6,356,000	$3,758,000
Deferred Revenue	72,000	92,000
Allowance for doubtful accounts receivable	251,000	43,000

Stock compensation-nonqualified	228,000	205,000
Accruals	53,000	81,000
ROU lease assets	(61,000)	-
ROU lease liabilities	116,000	-
Foreign tax credit	32,000	-
Deferred rent	-	29,000
Deferred interest	-	97,000
Depreciation	7,000	(427,000)
Sub-total	$7,054,000	$3,878,000
Valuation allowance	(7,054,000)	(3,878,000)
Deferred tax assets and liabilities	$-	$-

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. After weighting all available positive and negative evidence including cumulative losses in recent years, the Company continues to conclude that the more likely than not threshold for the realization of deferred tax assets has not been met.

At October 31, 2020, the Company had available a federal net operating loss carryforward of $25,377,000, of which $12,597,000 are indefinite lived and $12,780,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

At October 31, 2020 and 2019, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company’s tax return years that are subject to examination by taxing authorities are fiscal years 2017 through 2020.

9. Stock-Based Compensation

On February 26, 2019, the Board of Directors unanimously adopted the Plan, to replace the Company’s 2009 Stock Incentive Plan, as amended (the “2009 Plan”), which expired on February 24, 2019. The Plan was approved by the Company’s shareholders on April 9, 2019.  The Plan became effective upon the date of its adoption by the Board and provides for the granting of stock options for up to 5,000,000 shares of the Company’s common stock. The Board of Directors adopted the First Amendment to the Plan, effective as of July 8, 2020, to modify the vesting periods as set forth therein.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded stock options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including expected stock price volatility.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation (continued)

Information with respect to the Company’s stock options for fiscal years 2020 and 2019 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Stock options outstanding at November 1, 2018	1,522,000	$3.47	6.2	$1,800
Stock options granted	542,500	$1.96
Stock options exercised	-	$0.00
Stock options forfeited	(217,500)	$1.98
Stock options outstanding at October 31, 2019	1,847,000	$3.20	6.4	$2,200
Stock options granted	659,500	$1.94
Stock options exercised	(16,000)	$1.45
Stock options forfeited	(800,500)	$3.14
Stock options outstanding at October 31, 2020	1,690,000	$2.77	6.9	$-
Stock options exercisable at October 31, 2020	809,000	$3.34	4.9	$-

The weighted average grant date fair value of the Company’s stock options granted during fiscal years 2020 and 2019 was $1.94 and $1.96, respectively. There were 16,000 options exercised during fiscal 2020 at a weighted average exercise price of $1.45.  There were no stock options exercised during fiscal year 2019.

The Company’s stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2020 and 2019:

	Years ended October 31,
	2020	2019
Expected dividend yield	0%	0%
Expected volatility	87-117%	87-117%
Risk-free interest rate	0.37 – 2.94%	1.43 – 2.94%
Expected term (years)	6.5	6.5
Discount for post-vesting restrictions	N/A	N/A

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statement of operations:

	2020	2019
Cost of revenues	$11,000	$17,000
Research and development	$74,000	$110,000
Selling, general and administrative	$382,000	$486,000
	$467,000	$613,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation (continued)

The following table summarizes the plans under which the Company granted equity compensation as of October 31, 2020:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares
PASSUR Aerospace, Inc., 2009 Stock Incentive Plan	3,000,000	0	1,027,500	February 24, 2019
PASSUR Aerospace, Inc., 2019 Stock Incentive Plan	5,000,000	4,337,500	662,500	February 26, 2029

All outstanding options granted under the Company’s equity plans have terms of ten years. The Company’s stock options vest over a period of five years.

There was $784,000 of unrecognized stock-based compensation costs expected to be recognized over a weighted average period of 1.8 years as of October 31, 2020. The Company had 881,000 shares in unvested stock-based options as of October 31, 2020.

10. Major Customers

The Company’s principal business is to provide predictive analytics and decision support technology for the aviation industry to primarily improve the operational performance and cash flow of its customers. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Three customers accounted for 36%, or $4,176,000, of total revenues in fiscal year 2020. One customer accounted for 13%, or $1,538,000. This customer was given concessions of approximately $513,000 during the fourth quarter of 2020, as a result of the COVID-19 pandemic.  It is unclear at this time whether or not the customer will renew its contract with the Company.  A second customer accounted for 12%, or $1,440,000, and a third customer accounted for 10%, or $1,198,000, of total revenues in fiscal year 2020.  Both of these customers terminated their contracts with the Company during the year.  The same three customers accounted for 55%, or $8,296,000, of total revenues in fiscal year 2019. One customer accounted for 24% or $3,599,000, a second customer accounted for 20% or $2,985,000, and a third customer accounted for 11% or $1,713,000 of total revenues in fiscal year 2019.

As of October 31, 2020, the Company had four customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 38%, or $597,000, and three customers accounted for 10% each, with balances ranging from $151,000 to $159,000.  As of October 31, 2019, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. The customer with the largest 2020 accounts receivable balance also accounted for 19%, or $224,000, of the 2019 accounts receivable balance, a second customer accounted for 14%, or $173,000, and a third customer accounted for 13% or $158,000, of the accounts receivable balance as of October 31, 2019. Credit losses historically have been immaterial. However, one major customer included above for fiscal 2020, had a significant past due accounts receivable balance, which the Company has fully reserved as of the fiscal year ended October 31, 2020.

The Company had foreign sales of $1,445,000 and $1,226,000 in fiscal years 2020 and 2019, respectively. All sales, including foreign sales, are denominated in U.S. dollars.