Form 10-Q
period 2021-01-31
PASSUR Aerospace, Inc.
filed 2021-03-09
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2021

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

There were 7,712,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of March 1, 2021.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	January 31, 2021	October 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$ 1,914,815	$ 2,748,066
Accounts receivable, net	601,650	662,081
Prepaid expenses and other current assets	202,250	162,843
Total current assets	2,718,715	3,572,990

Capitalized software development costs, net	1,101,949	1,223,399
Property and equipment, net	193,856	257,561
Operating lease right-of-use assets	205,184	232,721
Other assets	52,851	53,031
Total assets	$ 4,272,555	$ 5,339,702

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,244,121	$ 1,486,808
Accrued liabilities - Stimulus funding	999,424	1,933,955
Accrued expenses and other current liabilities	674,389	721,058
Operating lease liabilities, current portion	138,743	168,923
Deferred revenue, current portion	1,187,422	1,173,573
Total current liabilities	4,244,099	5,484,317

Deferred revenue, long term portion	283,321	249,727
Note payable - related party	10,691,625	10,691,625
Operating lease liabilities, non-current	229,000	271,946

Total liabilities	15,448,045	16,697,615

Commitments and contingencies

Stockholders' equity:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at January 31, 2021 and October 31, 2020	84,964	84,964
Additional paid-in capital	18,495,228	18,448,202
Accumulated deficit	(27,822,004)	(27,957,401)
	(9,241,812)	(9,424,235)

Treasury stock, at cost, 784,435 shares at January 31, 2021 and October 31, 2020, respectively	(1,933,678)	(1,933,678)
Total stockholders' equity	(11,175,490)	(11,357,913)
Total liabilities and stockholders' equity	$ 4,272,555	$ 5,339,702

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	January 31,
	2021	2020

Revenues	$ 1,697,921	$ 4,225,315

Operating expenses:
Cost of revenues	569,673	2,286,066
Research and development expenses	47,632	112,303
Selling, general, and administrative expenses	678,819	2,168,350
	1,296,124	4,566,719

Income/(loss) from operations	$ 401,797	$ (341,404)

Interest expense - related party	266,400	210,286
Income/(loss) before income taxes	135,397	(551,690)

Provision for income taxes	-	31,560
Net income/(loss)	$ 135,397	$ (583,250)

Net income/(loss) per common share - basic	$ 0.02	$ (0.08)
Net income/(loss) per common share - diluted	$ 0.02	$ (0.08)

Weighted average number of common shares outstanding - basic	7,712,091	7,706,004
Weighted average number of common shares outstanding - diluted	7,712,091	7,706,004

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months ended January 31, 2021
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2020	8,496,526	$ 84,964	$ 18,448,202	$ (27,957,401)	$ (1,933,678)	$ (11,357,913)

Stock-based compensation expense			47,026			47,026
Net loss				135,397		135,397
Balance at January 31, 2021	8,496,526	84,964	18,495,228	(27,822,004)	(1,933,678)	(11,175,490)

	Three Months ended January 31, 2020
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at October 31, 2019	8,480,526	$ 84,804	$ 17,958,165	$ (15,653,562)	$ (1,933,678)	$ 455,729

Stock-based compensation expense			146,648			146,648
Exercise of stock options	16,000	160	23,040			23,200
Net loss				(583,250)		(583,250)
Balance at January 31, 2020	8,496,526	84,964	18,127,853	(16,236,812)	(1,933,678)	42,327

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2021	2020

Cash flows from operating activities
Net income/(loss)	$ 135,397	$ (583,250)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	186,528	1,000,847
Federal Stimulus credits utilized	(1,016,037)	-
Other	180	9,329
Stock-based compensation	47,026	146,648
Operating lease assets and liabilities, net	(45,589)	(4,492)
Changes in operating assets and liabilities:
Accounts receivable	60,431	42,405
Prepaid expenses and other current assets	(40,780)	(39,893)
Other assets	-	1,404
Accounts payable	(242,687)	(45,010)
Accrued expenses and other current liabilities	34,837	119,427
Accrued interest - related party	-	210,286
Deferred revenue	47,443	(622,492)
Total adjustments	(968,648)	818,459
Net cash (used in)/provided by operating activities	(833,251)	235,209

Cash flows used in investing activities
Software development costs	-	(488,774)
Property and equipment	-	(7,015)
Net cash used in investing activities	-	(495,789)

Cash flows from financing activities
Proceeds from notes payable - related party	-	520,000
Proceeds from exercise of stock options	-	23,200
Net cash provided by financing activities	-	543,200

(Decrease)/Increase in cash	(833,251)	282,620

Cash - beginning of period	2,748,066	145,151
Cash - end of period	$ 1,914,815	$ 427,771

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$ 266,400	$ -
Income taxes	$ -	$ 31,560

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

1.Nature of Business

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

The Company provides its solutions to airlines and airports in the United States, as well as airlines and airports in Canada and Latin America.  The global market presents an opportunity to network more customers in a broader market.  Solutions offered by PASSUR help to ensure flight completion. They cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while maximizing revenue opportunities, improving operational efficiency, and enhancing the passenger experience.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers continue to be severely impacted by the COVID-19 outbreak and the rapid decline in air travel.  As a result, the Company anticipates downturns in its revenues to continue at least through the end of the Company’s second fiscal quarter in 2021.

Although the Company’s revenue is primarily subscription based, during fiscal 2020, several customers requested, and the Company agreed, to the suspension of certain services to those customers, or the provision of services free of charge during a specific period of time.  Additionally, one customer requested extended terms of payment, which request the Company accepted.  The Company believes that these decisions were in the best interests of the Company as a partner to the aviation industry and will benefit the Company in the longer term.  The Company continues to believe that its products and professional service engagements are critical to the efficient operation of the air transportation market.

2.Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on January 29, 2021; the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position as of January 31, 2021, and its consolidated results of operations for the three months ended January 31, 2021 and January 31, 2020, respectively.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2021.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current liabilities (excluding deferred revenue and certain CARES Act grant proceeds) exceeded its current assets by $338,000 as of January 31, 2021.  The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2022, was $10,692,000 at January 31, 2021, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000.  The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company has paid the interest due for the first quarter of 2021 in the amount of $266,400.  The Company’s stockholders’ equity had a deficit of $11,175,000 at January 31, 2021. The Company achieved net income of $135,000 for the three months ended January 31, 2021.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 9, 2021, that if the Company, at any time, is unable to meet its obligations through March 10, 2022, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

The CARES Act was enacted in March 2020 and provided economic support for, among others, businesses in the aviation industry.  The Company has received three grants under the CARES Act, totaling approximately $5,188,000, as described in more detail below.

1.In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program (“PSP1”). The relief payments were received in three installments from July 2020 through September 2020.  Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of certain employee wages, salaries and benefits.  The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (“PSP2”) with the U.S. Department of the Treasury for an award the Company will receive under the CARES Act Payroll Support Program.  The total amount expected to be awarded to the Company under PSP2 is approximately $1,310,000.  On March 8, 2021, the Company received approximately $655,000 of the funds expected under PSP2.  As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support.  Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

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

B.Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

	Three Months Ended	Three Months Ended
Revenue by customer:	January 31, 2021	January 31, 2020
Airlines	$ 362,000	$ 2,618,000
Airports	1,268,000	1,391,000
Other	68,000	216,000
Total Revenue	$ 1,698,000	$ 4,225,000

	Three Months Ended	Three Months Ended
Revenue by type of performance obligation:	January 31, 2021	January 31, 2020
Subscription services	$ 1,643,500	$ 3,956,000
Professional services	54,500	269,000
Total Revenue	$ 1,698,000	$ 4,225,000

C.Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2020	$ 609,000	$ 53,000	$ 1,423,000

Balance at January 31, 2021	$ 526,000	$ 76,000	$ 1,471,000

The differences in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily result from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the three months ended January 31, 2021 that was included in the deferred revenue balance at November 1, 2020 was $741,000.

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

	12 months or less	Greater than 12 months *
Subscription services	$ 2,326,000	$ 936,000
Professional services	$ 117,000	$ -
Material rights	$ 127,000	$ 273,000

*Approximately 98% of subscription services and 74% of material rights amounts are expected to be recognized between 12 and 36 months.

The table above includes amounts billed and not yet recognized as revenue, as well as, unrecognized future committed billings in customer contracts and excludes future billing amounts for which the customer has a termination for convenience right in their agreement.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, amortization of previously capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees.  Previously, cost of revenues in each reporting period was impacted by capitalized costs associated with software development and data center projects, costs associated with upgrades to PASSUR and Surface Multilateration (“SMLAT”) Systems necessary to make such systems compatible with new software applications (all referred to as “Capitalized Assets”), depreciation of PASSUR and SMLAT Systems as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each previous reporting period was impacted by the number of PASSUR and SMLAT System units added to the PASSUR Network, which included the production, shipment, and installation of these assets (largely installed by unaffiliated outside contractors), which had previously been capitalized to the PASSUR Network. The PASSUR Network was written off as of April 30, 2020, as described in more detail below.  The labor and fringe benefit costs of the Company employees involved in creating Capitalized Assets were capitalized, rather than expensed, and amortized over three years, as determined by their projected useful life. The Company did not capitalize any software development costs, as well as network and data center costs subsequent to January 31, 2020.  Given business conditions in the aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

Certain of PASSUR’s services have traditionally relied on our proprietary network of sensors for aircraft surveillance - the  PASSUR and SMLAT Network Systems (both collectively, the “PASSUR Network”).  During the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets during the second quarter of fiscal 2020.  As a result, during the year ended October 31, 2020, the Company wrote off the carrying value applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included as an impairment charge for the year ended October 31, 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

Additionally, due to the financial and economic hardships being experienced by the Company’s customers and air transportation support vendors in the current COVID-19 environment, there has been a sufficient amount of uncertainty surrounding the ability of our customers to either renew and/or maintain their current levels of committed contracts with the Company. As a result, during the second quarter of fiscal year 2020, the Company conducted a review of its customer contracts to determine whether an impairment had occurred.  In order to determine whether or not an impairment had occurred, we looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related software development asset. Where the contracted revenue amount was less than the net carrying value of the software development asset, we noted an impairment.  As a result, the Company wrote off previously capitalized software development costs totaling approximately $6,134,000 due to impairment during fiscal 2020. The amount of these charges and write-offs were included as an impairment charge for the year ended October 31, 2020 totaling $9,874,000.

As a result of the industry changes in response to the COVID-19 pandemic (described in “Impact of the COVID-19 Pandemic,” below), the corresponding review conducted by the Company and the resultant write-offs taken during fiscal 2020, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will decrease in the future.

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

The estimated annual effective tax rate for the fiscal year ending October 31, 2021 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by a reduction in the valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended January 31, 2021, the Company recorded an income tax provision of $0.  The effective tax rate for the three months ended January 31, 2021 is 0% on pretax income of $135,000.  The effective rate differs from the U.S. federal corporate tax rate of 21% due to the use of net operating losses offset by a reduction in the valuation allowance.

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

Accounts Receivable

The Company records accounts receivable for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Accounts receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $76,000 of unbilled receivables associated with contractually committed services provided to existing customers as of the three months ended January 31, 2021, which will be invoiced subsequent to January 31, 2021. At October 31, 2020, the Company’s accounts receivable balance included $53,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2020.

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

The provision for doubtful accounts was $229,000 and $948,000 as of January 31, 2021 and October 31, 2020, respectively. During the three months ended January 31, 2021, the Company collected certain past due accounts for which a reserve had previously been established.  In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

The Company did not capitalize any costs related to the PASSUR Network for the three months ended January 31, 2021 and January 31 2020, respectively. Additionally, the Company did not purchase any parts for the PASSUR Network for the three months ended January 31, 2021 and  January 31, 2020, respectively, and used $0 and $9,300 of PASSUR Network parts for repairs during the three months ended January 31, 2021 and January 31, 2020, respectively.

Depreciation expenses related to the Company-owned PASSUR Network was $0 and $226,000 for the three months ended January 31, 2021 and January 31, 2020, respectively. Depreciation was charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which was estimated at five years for SMLAT Systems and seven years for PASSUR Systems. As a result of the decommissioning of the PASSUR Network and the resulting write off of all PASSUR Network assets during fiscal 2020, as described above, the Company will no longer incur any future depreciation expense related to the PASSUR Network.

As a result of the FAA mandate described above and the corresponding review conducted by the Company, which resulted in the decommissioning of the PASSUR Network, the Company anticipates that the costs of maintaining and operating these systems, including depreciation, will continue to decrease materially throughout the balance of the fiscal year.

The net carrying balance of the PASSUR Network assets was $0 as of January 31, 2021 and October 31, 2020, respectively.

Capitalized Software Development Costs

The Company capitalizes costs related to the development of internal use software in accordance with authoritative guidance issued by the FASB on internal-use software, ASC 350-40, “Internal-Use Software.” The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. For periods through January 31, 2021, costs incurred relating to upgrades and enhancements to the software were capitalized if it had been determined that these upgrades or enhancements add additional functionality to the software.  Costs incurred to maintain and support products after they became available were charged to expense as incurred.  The Company did not capitalize any software development costs subsequent to January 31, 2020.

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

The Company capitalized $0 and $489,000 of software development costs during the three months ended January 31, 2021 and January 31, 2020, respectively.  The Company amortized $121,000 and $688,000 of capitalized software development costs during the three months ended January 31, 2021 and January 31, 2020, respectively. The Company previously recorded amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within “Cost of Revenues”.  In connection with the impairment analysis described above, the Company revised its estimate of the remaining useful life of the capitalized software development costs to three years.

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

Deferred Tax Assets

Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax assets will be realized.  The Company considered all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined its net deferred tax assets are not realizable on a more-likely-than-not basis and that a valuation allowance is required against its net deferred tax assets.

At October 31, 2020, the Company had available federal net operating loss carryforwards of $25,377,000, of which $12,597,000 are indefinite lived, but only available to offset 80% of future taxable income, and $12,780,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

Net Income/(Loss) per Share Information

Basic net income/loss per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. The Company’s 2009 Stock Incentive Plan, which expired on February 24, 2019, and 2019 Stock Incentive Plan allow for a cashless exercise. Shares used to calculate net loss per share are as follows:

	For the three months ended
	January 31,
	2021	2020
Basic Weighted average shares outstanding	7,712,091	7,706,004
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,712,091	7,706,004

Weighted average shares which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive. These shares consist of stock options.	1,532,500	1,725,500

Stock-Based Compensation

The Company follows FASB ASC 718, Compensation-Stock Compensation, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $47,000 and $147,000 for the three months ended January 31, 2021 and January 31, 2020, respectively.  Stock-based compensation is primarily included in selling, general, and administrative expenses.

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

The aviation and travel industries, which are served by the Company and its products, have been severely affected by the COVID-19 outbreak.  Travel restrictions and other measures imposed by most jurisdictions resulted in a precipitous decline in demand for air travel, and our customers in the aviation and travel industries have drastically reduced their capacity and operations in 2020 and continuing into 2021, as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company has faced increased economic pressures and experienced a significant loss of revenue, which the Company anticipates will continue to impact fiscal 2021.  The severity of the downturn depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or to mitigate its impact, the public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, and the economic stimulus programs available to affected industries and consumers.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  The Company has received three grants under the CARES Act, totaling approximately $5,188,000, as described in more detail below.

1. In July 2020, the Company was granted government funds totaling approximately $3.0 million pursuant to PSP1 for Air Carriers and Contractors under the CARES Act.  Pursuant to the PSP1 Agreement entered into by the Company with the U.S. Department of the Treasury, the Company was required to, among other things, refrain from conducting involuntary employee layoffs or furloughs and reducing employee rates of pay or benefits through September 30, 2020, and is required to refrain from paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended January 31, 2021 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the three months ended January 31, 2021, the Company reduced its compensation expense by $1,016,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

2. On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3. On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (PSP2) with the U.S. Department of the Treasury for an award the Company will receive under the CARES Act Payroll Support Program. The total amount expected to be awarded to the Company under PSP2 is approximately $1,310,000.  On March 8, 2021, the Company received approximately $655,000 of the funds expected under PSP2.  As with the original grant under the Payroll Support Program, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support. Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

Additionally, provisions under the CARES Act allow the Company to defer payment of the employer’s share of social security taxes incurred from March of 2020 through December 31, 2020.  Under the terms of the legislation, 50% of the deferred payroll taxes would be due and payable by December 31, 2021, and the remaining 50% would be due and payable by December 31, 2022.  The amount of payroll taxes subject to deferred payment is approximately $139,000.

The Company has taken several actions beginning in April 2020, prior to receiving CARES Act funds, to mitigate the effects of the COVID-19 pandemic on its business, as outlined below:

·Eliminated or furloughed approximately one-third of then-existing positions;

·Instituted a temporary pay reduction plan affecting essentially all of the then-remaining employees;

·Suspended the use of outside consultants;

·Decommissioned the PASSUR Network to reduce data feed and telecom costs; and

·Reduced and/or eliminated other operating expenses that were not critical to the short-term outlook of the Company.

The effects of the actions above were reflected in lower costs of revenues, research and development and administrative costs for the first three months in fiscal 2021, compared to the same period in fiscal 2020, and the Company anticipates that such cost savings will continue into the remainder of fiscal 2021.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

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

The Company has operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately two months to 4.5 years.  Some of the Company’s lease contracts include options to extend the leases for up to five years, while others include options to terminate the leases within one year.  The Company’s headquarters, located in Stamford, Connecticut were previously located in a 5,300 square foot office at an average annual cost of $220,000, under a lease expiring on June 30, 2023.  On October 6, 2020, the Company modified this agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at the reduced average annual rental rate of $61,000.  The Company’s primary software development facility, located in Orlando, Florida, is subject to a lease through August 31, 2021, at an average annual rental rate of $74,000. During 2020, the Company reached settlement agreements with landlords to terminate several existing leases and vacate its facilities in Bohemia, New York, Vienna, Virginia and Irving, Texas.  Activities previously performed at these locations have been consolidated into the Company’s remaining facilities.

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended	Three Months Ended
Total lease cost	January 31, 2021	January 31, 2020
Operating lease cost	$ 49,022	$ 182,076
Short-term lease cost	$ 20,860	$ 51,115
Variable lease cost	$ 3,151	$ 14,369
Total	$ 73,033	$ 247,560

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 21,471
Right-of-use assets obtained in exchange for new operating lease liabilities	$ -
Weighted-average remaining lease term - operating leases	3.4	years
Weighted-average discount rate - operating leases	9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for the remainder of fiscal year 2021 and for each of the next four fiscal years and thereafter is as follows:

Operating Leases
Remainder of fiscal year 2021	$134,910
Fiscal 2022	110,952
Fiscal 2023	76,910
Fiscal 2024	62,545
Fiscal 2025	40,393
Thereafter	-
Total future minimum lease payments	425,710
Less imputed interest	(59,945)
Total	$365,765

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of January 31, 2021:

Payments Due in Fiscal Year(1)
Fiscal year 2021	$88,416
Fiscal 2022	60,590
Fiscal 2023	60,590
Fiscal 2024	60,590
Fiscal 2025	40,393
Thereafter	-
Total contractual obligations	$310,579

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

The Company does not have any finance leases or leases that have not yet commenced as of January 31, 2021.

5. Notes Payable – Related Party

During the fiscal year ended October 31, 2019, the Company owed certain amounts to G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman of the Board and significant stockholder, under a promissory note issued by the Company to Mr. Gilbert on January 28, 2019 (the “Fifth Gilbert Note”). The maturity date under the Sixth Gilbert Note was November 1, 2020, and the annual interest rate was 9 ¾%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets. During the year ended October 31, 2019, the Company paid Mr. Gilbert interest accrued on the Fifth Gilbert Note through July 31, 2019 in a total amount equal to $516,000. During fiscal year 2019, Mr. Gilbert loaned the Company an additional $2,100,000 to primarily fund the Company’s near-term investment strategy to enhance the Company’s technology platform, in the form of software development personnel, third-party contractors, and PASSUR Network infrastructure support. As of October 31, 2019, the aggregate amount outstanding under the Fifth Gilbert Note was $8,335,000, consisting of a principal of $8,135,000 and interest of $200,000 accrued during the fourth quarter of fiscal year 2019.

On January 27, 2020, the Company and Mr. Gilbert entered into a Sixth Debt Extension Agreement, effective as of January 27, 2020, pursuant to which the Company cancelled the Fifth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Sixth Gilbert Note”) in the amount of $9,071,000, consisting of a principal of $8,670,000 (which included the principal previously outstanding under the Fifth Gilbert Note and an additional amount of $535,000 loaned to the Company by Mr. Gilbert during the period from October 31, 2019 and January 27, 2020) and unpaid interest of $401,000 accrued under the Fifth Gilbert Note through January 27, 2020. Under the terms of the Sixth Gilbert Note, the Company agreed to pay the unpaid interest of $401,000 accrued under the Fifth Gilbert Note and included in the Sixth Gilbert Note (as described above) at the time and on the terms set forth in the Sixth Gilbert Note. Under the terms of the Sixth Gilbert Note, the maturity date of the loan was extended to November 1, 2021, and the annual interest rate remained 9.75%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets.

During the fiscal year ended October 31, 2020, the Company did not pay any interest on the Sixth Gilbert Note. As of October 31, 2020, the aggregate amount owed by the Company to Mr. Gilbert was $10,692,000, consisting of a principal of $9,585,000 (which included the principal of $8,670,000 outstanding under the Sixth Gilbert Note and an additional amount of $915,000 loaned to the Company during the period from January 27, 2020 to October 31, 2020) and unpaid interest of $1,107,000 (which included unpaid interest of $410,000 accrued under the Fifth Gilbert Note that was included in the Sixth Gilbert Note and unpaid interest of $706,000 accrued under the Sixth Gilbert Note through October 31, 2020).

During the first quarter of fiscal 2021, the Company paid Mr. Gilbert interest accrued on the Sixth Gilbert Note from October 31, 2020 through January 31, 2021 in a total amount equal to $266,400. During the three months ended January 31, 2021, Mr. Gilbert did not loan the Company any additional funds.

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

As of March 12, 2021, the note payable balance, including accrued interest, was $10,692,000.

The Company has evaluated its financial position as of January 31, 2021, including operating income of $402,000 for the three months ended January 31, 2021 and a working capital deficit of $338,000 (excluding deferred revenues and certain CARES Act grant proceeds accounted for as accrued liabilities) as of January 31, 2021, and has requested and received a commitment from Mr. Gilbert, dated March 9, 2021, that if the Company, at any time, is unable to meet its obligations through March 10, 2022, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this Quarterly Report on Form 10-Q, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. The spread of COVID-19 has severely impacted many economies throughout the world, with businesses being forced to cease or limit operations for long or indefinite periods of time.  Measures taken to contain the spread of the virus, including travel bans, quarantines and closures of non-essential services have triggered significant disruptions to businesses worldwide, with particular concentration on the aviation industry that the Company serves.  The federal government has responded with monetary and fiscal interventions to aid in stabilizing the economy and the Company has received assistance under the Payroll Support Program for Air Carriers and Contractors, part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

The aviation and travel industries, which are served by the Company and its products, were severely affected by the COVID-19 outbreak as a result of travel restrictions imposed by most jurisdictions.  As a result of the pandemic, the Company faces increased economic pressures and has experienced a significant loss of revenue during the three-month period ended January 31, 2021, which the Company anticipates will continue to impact results through the first half of fiscal 2021 and possibly longer.  The severity of the downturn depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or to mitigate its impact, the public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, and the economic stimulus programs available to affected industries and consumers.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.

Description of Business

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

The Company provides its solutions to airlines and airports in the United States, as well as airlines and airports in Canada and Latin America. The global market presents an opportunity to network more customers in a broader market.

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

For the three months ended January 31, 2021, total revenue decreased 60% to $1,698,000, compared with $4,225,000 for the same period in fiscal year 2020. Income from operations for the three months ended January 31, 2021 improved to $402,000, compared to a loss from operations of $341,000 for the same period in fiscal year 2020. For the three months ended January 31, 2021, net income was $135,000, or $0.02 per diluted share, compared to a net loss of $583,000, or $0.08 per diluted share, in the same period in fiscal year 2020.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers have been severely impacted by the COVID-19 outbreak and the rapid decline in air travel.  As a result, the Company experienced downturns in its revenues in the latter part of fiscal year 2020 and continuing into fiscal 2021.

Although the Company’s revenue is primarily subscription based, during the latter part of fiscal 2020, several customers requested, and the Company agreed to, the suspension of certain services to those customers, or the provision of services free of charge during a specific period of time.  Additionally, one customer requested extended terms of payment, which request the Company also accepted.  The Company believes that these decisions were in the best interests of the Company as a partner to the aviation industry and will benefit the Company in the longer term.  The Company continues to believe that its products and professional service engagements are critical to the efficient operation of the air transportation market.

For the three months ended January 31, 2021, total revenues decreased by $2,527,000, or 60%, to $1,698,000, as compared with $4,225,000 for the same period in 2020. The decrease in total revenues was primarily due to a decrease in subscription revenue of $2,312,000, or 58%, combined with a decrease in consulting revenue of $215,000 to $54,000, as compared with the same period in the prior year.

The decrease in subscription revenue for the three months ended January 31, 2021 was primarily due to several expiring airline contracts that were not renewed, offset in part by new contracts for subscription services closed during fiscal year 2021 and net incremental revenue recognized during both periods in fiscal year 2021 related to new contracts closed during fiscal year 2020, mainly related to airport business.

As previously disclosed, the Company had engaged in ongoing discussions with two of its customers about the possible renewal of certain existing contracts which had expired at various times from January 31, 2020 through May 31, 2020, but certain parts of these contracts had been renewed on a short-term interim basis. These contracts were not renewed in full or in part, which resulted in the loss of potential revenue generated from these contracts of $1,615,000 for the three months ended January 31, 2021, as compared to the same periods in fiscal 2020.

Expenses

In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry as a result of the continuing global COVID-19 pandemic and the declines in revenue that the Company has experienced in fiscal year 2020 and into the first quarter of fiscal 2021, partly as a result of the pandemic, the Company reviewed its operating costs to more closely align those costs with its outlook for the foreseeable future. The Company has taken steps to reduce its operating costs going forward, which steps have included terminating or furloughing certain positions and instituting a temporary pay reduction plan beginning in the second quarter of 2020, suspending the use of outside consultants where possible, rationalizing the PASSUR Network, and reducing and/or eliminating other operating expenses that were not critical to the short-term outlook of the Company.  As a result, during the three months ended January 31, 2021, the Company experienced a reduced level of cash operating costs when compared to the same period for the prior year.  The Company anticipates that the continuation of these programs into the latter quarters of fiscal year 2021 will result in additional savings as compared with the annualized run rate of expenses at the end of the first quarter of 2020.  The Company anticipates that further reductions in cash operating costs will be achieved as a result of eligible personnel expenses being funded using the grant proceeds received by the Company under the CARES Act Payroll Support Program.  There can be no assurances, however, that the Company may not have to further reduce operating costs in the future.  If the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Cost of Revenues

For the three months ended January 31, 2021, cost of revenues decreased $1,716,000, or 75%, to $570,000, as compared to $2,286,000 in the same period in fiscal year 2020. The decrease in cost of revenues during the period was primarily attributable to lower compensation, professional services, consulting, data communications costs and depreciation and amortization expenses, offset in part by a decrease in capitalized software development costs as a result of the Company not incurring any capitalized software costs during the three months ended January 31, 2021.  In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry given the global COVID-19 pandemic, during the second quarter of fiscal year 2020, the Company undertook a review of its operating costs to more closely align those costs with its forecast for revenue.  The Company continued to realize cost savings and benefits during the three months ended January 31, 2021 from the cost reduction programs instituted prior to receiving CARES Act financing. For the three months ended January 31, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $410,000.

Going forward, the Company anticipates lower levels of capitalized software costs. In addition, as a result of the PASSUR Network decommissioning process commenced during the second quarter of fiscal 2020 and the resulting write off of certain PASSUR Network assets and capitalized software development costs, the Company anticipates that depreciation and amortization expenses associated with these assets will continue to decrease in the future.

Research and Development

For the three months ended January 31, 2021, research and development expenses decreased $65,000, or 58%, to $48,000, as compared to $112,000 for the same period in fiscal year 2020.  The decrease in research and development expenses during the period was primarily attributable to a decrease in personnel-related costs, as compared to the same period during the prior year.  This was a result of the reductions in force, furloughs and temporary reductions in salaries instituted during fiscal 2020, prior to receiving CARES Act financing.  For the three months ended January 31, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its research and development expenses by $35,000.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended January 31, 2021, selling, general, and administrative expenses decreased $1,490,000, or 69%, to $679,000, as compared to $2,168,000 for the same period in fiscal year 2020.  The decrease in selling, general, and administrative expense for the three months ended January 31, 2021 were primarily due to decreases in compensation costs, as a result of the reductions in force, furloughs and salary reduction programs previously instituted prior to receiving CARES Act financing, in response to the COVID-19 outbreak, coupled with lower travel and consulting expenses, as compared to the same period in fiscal year 2020. Also, as part of the review of its operating costs described above, during fiscal 2020, the Company exited three leased facilities and terminated the related lease agreements, resulting in reductions to its facilities costs of approximately $92,000.  For the three months ended January 31, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $571,000.

Income/(Loss) from Operations

For the three months ended January 31, 2021, income from operations increased $743,000 to $402,000, as compared with a loss from operations of $341,000 during the same period in fiscal year 2020.  The improvement in operating income was primarily due to a decrease in compensation expenses, development consultant expenses, travel expenses, depreciation and amortization costs, and other expenses as a result of the cost-saving initiatives described above, as compared to the same period in fiscal year 2020.  Partially offsetting these decreases was a decrease in capitalized software development costs, resulting from the Company not incurring any capitalized software costs during the quarter ended January 31, 2021, coupled with the decrease in revenue noted above.

Interest Expense – Related Party

Interest expense – related party increased $56,000, or 27% for the three months ended January 31, 2021 as compared to the same period in fiscal year 2020, due to the higher principal balance outstanding on the note during fiscal year 2021.

Net Income/(Loss)

Net income was $135,000, or $0.02 per diluted share, for the three months ended January 31, 2021, as compared to a net loss of $583,000, or $0.08 per diluted share, for the same period in 2020.  The improvement in net income in the first quarter of fiscal 2021 was the result of the cost containment and cost reduction programs put in place during fiscal 2020 as described above, offset in part by a decline in revenue.

Liquidity and Capital Resources

The Company’s current liabilities, excluding deferred revenue and certain CARES Act grant proceeds accounted for as accrued liabilities, exceeded its current assets by $338,000 as of January 31, 2021.

The note payable to a related party, G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman of the Board and significant shareholder, with a maturity of November 1, 2022, was $10,692,000 at January 31, 2021, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000. The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company has paid the interest due for the first quarter of 2021 in the amount of $266,400. The Company’s stockholders’ equity had a deficit of $11,175,000 at January 31, 2021. The Company achieved net income of $135,000 for the three months ended January 31, 2021.

As of October 31, 2020, the total amount owed by the Company under a promissory note issued by the Company to Mr. Gilbert on January 27, 2020 (the “Sixth Gilbert Note”) was $10,692,000, consisting of a principal of $9,585,000 and unpaid interest of $1,107,000. The maturity date under the Sixth Gilbert Note was November 1, 2021, and the annual interest rate was 9 ¾%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets.

During the first quarter of fiscal 2021, the Company paid Mr. Gilbert interest accrued on the Sixth Gilbert Note from October 31, 2020 through January 31, 2021 in a total amount equal to $266,400.  During the three months ended January 31, 2021, Mr. Gilbert did not loan the Company any additional funds.

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

The Company has evaluated its financial position as of January 31, 2021, including operating income of $402,000 for the three months ended January 31, 2021 a working capital deficit of $338,000 (excluding deferred revenues and certain CARES Act grant proceeds accounted for as accrued liabilities) and shareholders deficit of $11,175,000 as of January 31, 2021, and has requested and received a commitment from Mr. Gilbert, dated March 9, 2021, that if the Company, at any time, is unable to meet its obligations through March 10, 2022, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  The Company has received three grants under the CARES Act, totaling approximately $5,188,000, as described in more detail below.

1.The Company has been granted government funds of approximately $3.0 million pursuant to the PSP1 for Air Carriers and Contractors under the CARES Act.  Pursuant to the Payroll Support Program Agreement entered into by the Company with the U.S. Department of the Treasury, the Company was required to, among other things, refrain from conducting involuntary employee layoffs or furloughs and reducing employee rates of pay or benefits through September 30, 2020, and is required to refrain from paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended January 31, 2021 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the three months ended January 31, 2021, the Company reduced its compensation expense by $1,016,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (PSP2) with the U.S. Department of the Treasury for an award the Company will receive under the CARES Act Payroll Support Program.  The total amount expected to be awarded to the Company under PSP2 is approximately $1,310,000.

On March 8, 2021, the Company received approximately $655,000 of the funds expected under PSP2.  As with the original grant under the Payroll Support Program, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support.  Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

Net cash used in operating activities was $833,000 for the three months ended January 31, 2021, and consisted of net income of $135,000, which includes the use of federal stimulus credits of ($1,016,000), depreciation and amortization expense of $187,000, stock-based compensation expense of $47,000, adjustments to operating lease assets and liabilities, net, of ($46,000), an increase in deferred revenue of $46,000, a decrease in accounts receivable of $60,000, and a decrease in accounts payable of ($243,000).  The balance consisted of changes to other assets and liabilities and accrued expenses of ($3,000). There was no cash used in or provided by investing or financing activities for the three months ended January 31, 2021.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.  These policies and estimates are critical to the Company’s business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

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

The Company has operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately 2 months to 4.5 years.  Some of the Company’s lease contracts include options to extend the leases for up to five years, while others include options to terminate the leases within 1 year.

The Company does not have any finance leases or leases that have not yet commenced as of January 31, 2021.

Other Matters

Effective as of November 13, 2020, Louis J. Petrucelly resigned his positions as Senior Vice President, Chief Financial Officer of the Company. On December 18, 2020, the Board of Directors approved the appointment of Sean Doherty as Executive Vice President of Finance and Administration of the Company. In this role, Mr. Doherty will succeed Mr. Petrucelly.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2021.

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

Item 5.  Other Information.

On March 9, 2021, the Company’s significant shareholder and Chairman confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through March 10, 2022. A copy of the commitment is attached as Exhibit 10.8 to this Form 10-Q and incorporated by reference into this Item 5.

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

10.3Separation Agreement, dated as of November 25, 2020, by and between PASSUR Aerospace, Inc. and Louis J. Petrucelly, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2020.

10.4Employment Agreement, dated as of December 14, 2020, by and between PASSUR Aerospace, Inc. and Sean Doherty, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.

10.5Debt Extension Agreement, dated as of January 29, 2021, by and between PASSUR Aerospace, Inc. and G.S. Beckwith Gilbert, is incorporated by reference from Exhibit 10.41 to our Annual Report on Form 10-K filed on January 29, 2021.

10.6Secured Promissory Note, dated as of January 29, 2021, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender, is incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K filed on January 29, 2021.

10.7*Payroll Support Program Extension Agreement, dated as of March 5, 2021, by and between PASSUR Aerospace, Inc. and the U.S. Department of the Treasury.

10.8 *Commitment of G.S. Beckwith Gilbert, dated March 9, 2021.

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

PASSUR AEROSPACE, INC.

Dated: March 9, 2021	By:	/s/ Brian G. Cook

Brian G. Cook
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2021	By:	/s/ Sean Doherty

Sean Doherty
Executive Vice President of Finance and Administration
(Principal Financial and Accounting Officer)