Form 10-Q
period 2021-04-30
PASSUR Aerospace, Inc.
filed 2021-06-11
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2021

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

There were 7,712,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of June 1, 2021.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	April 30, 2021	October 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$ 3,429,052	$ 2,748,066
Accounts receivable, net	614,941	662,081
Prepaid expenses and other current assets	318,093	162,843
Total current assets	4,362,086	3,572,990

PASSUR Network, net	-	-
Capitalized software development costs, net	980,499	1,223,399
Property and equipment, net	142,289	257,561
Operating lease right-of-use assets	178,271	232,721
Other assets	42,395	53,031
Total assets	$ 5,705,540	$ 5,339,702

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$ 1,206,176	$ 1,486,808
Accued liabilities - Stimulus funding	2,599,239	1,933,955
Accrued expenses and other current liabilities	603,771	721,058
Operating lease liabilities, current portion	120,538	168,923
Deferred revenue, current portion	1,189,321	1,173,573
Total current liabilities	5,719,045	5,484,317

Deferred revenue, long term portion	251,856	249,727
Note payable - related party	10,691,625	10,691,625
Operating lease liabilities, non-current	202,419	271,946
Other liabilities	-	-
Total liabilities	16,864,945	16,697,615

Commitments and contingencies

Stockholders' deficit:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at April 30, 2021 and October 31, 2020, respectively	84,964	84,964
Additional paid-in capital	18,561,849	18,448,202
Accumulated deficit	(27,872,540)	(27,957,401)
	(9,225,727)	(9,424,235)
Treasury stock, at cost, 784,435 shares at April 30, 2021 and October 31, 2020, respectively	(1,933,678)	(1,933,678)
Total stockholders' deficit	(11,159,405)	(11,357,913)
Total liabilities and stockholders' deficit	$ 5,705,540	$ 5,339,702

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	April 30,
	2021	2020

Revenues	$ 1,461,844	$ 3,178,742

Cost of expenses:
Cost of revenues	565,451	2,421,113
Research and development expenses	53,251	103,394
Selling, general, and administrative expenses	635,965	2,292,416
Impairment charges	-	9,874,281
	1,254,667	14,691,204

Income/(Loss) from operations	$ 207,177	$ (11,512,462)

Interest expense - related party	257,713	218,629
Loss before income taxes	(50,536)	(11,731,091)

Provision for income taxes	-	-
Net loss	$ (50,536)	$ (11,731,091)

Net loss per common share - basic	$ (0.01)	$ (1.52)
Net loss per common share - diluted	$ (0.01)	$ (1.52)

Weighted average number of common shares outstanding - basic	7,712,091	7,712,091
Weighted average number of common shares outstanding - diluted	7,712,091	7,712,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Six months ended
	April 30,
	2021	2020

Revenues	$ 3,159,765	$ 7,404,058

Cost of expenses:
Cost of revenues	1,135,124	4,707,180
Research and development expenses	100,883	215,697
Selling, general, and administrative expenses	1,314,784	4,460,766
Impairment charges	-	9,874,281
	2,550,791	19,257,924

Income/(Loss) from operations	$ 608,974	$ (11,853,866)

Interest expense - related party	524,113	428,915
Income/(Loss) before income taxes	84,861	(12,282,781)

Provision for income taxes	-	31,560
Net Income/(Loss)	$ 84,861	$ (12,314,341)

Net income/(loss) per common share - basic	$ 0.01	$ (1.60)
Net income/(loss) per common share - diluted	$ 0.01	$ (1.60)

Weighted average number of common shares outstanding - basic	7,712,091	7,709,014
Weighted average number of common shares outstanding - diluted	7,712,091	7,709,014

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity/(Deficit)

(Unaudited)

	Six Months ended April 30, 2021
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2020	8,496,526	$ 84,964	$ 18,448,202	$ (27,957,401)	$ (1,933,678)	$ (11,357,913)

Stock-based compensation expense			47,026			47,026
Net income				135,397		135,397
Balance at January 31, 2021	8,496,526	84,964	18,495,228	(27,822,004)	(1,933,678)	(11,175,490)

Stock-based compensation expense			66,621			66,621
Net loss				(50,536)		(50,536)
Balance at April 30, 2021	8,496,526	84,964	18,561,849	(27,872,540)	(1,933,678)	(11,159,405)

	Six Months ended April 30, 2020
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity/(Deficit)

Balance at October 31, 2019	8,480,526	$ 84,804	$ 17,958,165	$ (15,653,562)	$ (1,933,678)	$ 455,729

Stock-based compensation expense			146,648	-	-	146,648
Exercise of stock options	16,000	160	23,040			23,200
Net loss			-	(583,250)	-	(583,250)
Balance at January 31, 2020	8,496,526	84,964	18,127,853	(16,236,812)	(1,933,678)	42,327

Stock-based compensation expense			102,574	-	-	102,574
Net loss			-	(11,731,091)	-	(11,731,091)
Effect of new accounting standard			-		-	-
Balance at April 30, 2020	8,496,526	84,964	18,230,427	(27,967,903)	(1,933,678)	(11,586,190)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2021	2020

Cash flows from operating activities
Net income/(loss)	$ 84,861	$ (12,314,341)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	362,508	1,748,903
Provision for doubtful accounts	(28,716)	103,534
Federal Stimulus credits utilized	(2,187,826)	-
Other	-	9,329
Stock-based compensation	113,647	249,222
Operating lease assets, liability, net	(63,462)	234,541
Loss from impairment charges	-	9,874,281
Changes in operating assets and liabilities:
Accounts receivable	75,856	120,999
Prepaid expenses and other current assets	(157,768)	(23,558)
Other assets	10,636	8,272
Accounts payable	(280,632)	351,997
Accrued expenses and other current liabilities	(103,640)	(12,431)
Accrued interest - related party	-	428,915
Deferred revenue	17,877	(1,419,527)
Total adjustments	(2,241,520)	11,674,477
Net cash used in operating activities	(2,156,659)	(639,864)

Cash flows from investing activities
PASSUR Network	-	-
Software development costs	-	(488,774)
Property and equipment	(1,818)	(7,015)
Net cash used in investing activities	(1,818)	(495,789)

Cash flows from financing activities
Proceeds under Federal Stimulus grant program	2,839,463	-
Proceeds from notes payable - related party	-	1,435,000
Proceeds from exercise of stock options	-	23,200
Net cash provided by financing activities	2,839,463	1,458,200

Increase in cash	680,986	322,547

Cash - beginning of period	2,748,066	145,151
Cash - end of period	$ 3,429,052	$ 467,698

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$ 524,112	$ -
Income taxes	$ -	$ 35,413

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Six Months Ended April 30, 2021

(Unaudited)

1. Nature of Business

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

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers continue to be severely impacted by the COVID-19 outbreak and the rapid decline in air travel.  As a result, the Company anticipates downturns in its revenues to continue at least through the end of the Company’s fourth fiscal quarter in 2021.

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

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on January 29, 2021; the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position as of April 30, 2021, and its consolidated results of operations for the three and six months ended April 30, 2021 and April 30, 2020, respectively.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2021.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current liabilities (excluding deferred revenue and certain CARES Act grant proceeds) exceeded its current assets by $168,000 as of April 30, 2021.  The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2022, was $10,692,000 at April 30, 2021, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000.  The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company has paid the interest due for the first half of 2021 in the amount of $524,000.  The Company’s stockholders’ equity had a deficit of $11,159,000 at April 30, 2021. The Company achieved net income of $85,000 for the six months ended April 30, 2021.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated June 11, 2021, that if the Company, at any time, is unable to meet its obligations through June 12, 2022, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

The CARES Act was enacted in March 2020 and provided economic support for, among others, businesses in the aviation industry.  The Company has received grants under the CARES Act, totaling approximately $6,498,000, as described in more detail below.

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

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (“PSP2”) with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program.  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 on March 8, 2021 and April 26, 2021, respectively.  As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support.  Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement (“PSP3”) with the U.S. Department of the Treasury for an award the Company will receive under the American Rescue Plan Act of 2021.  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.  However, there may be a possible additional final payment made subsequently, based on any adjustments by the U.S. Department of the Treasury, to the initial expected total payment.  As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.

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

B. Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

Revenue by type of customer:	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020
Airlines	$ 149,000	$ 1,676,000	$ 511,000	$ 4,294,000
Airports	1,216,000	1,463,000	2,480,000	2,854,000
Other	97,000	40,000	169,000	256,000
Total Revenue	$ 1,462,000	$ 3,179,000	$ 3,160,000	$ 7,404,000

Revenue by type of performance obligation:	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020
Subscription services	$ 1,341,000	$ 3,077,000	$ 2,939,000	$ 7,034,000
Professional services	121,000	102,000	221,000	370,000
Total Revenue	$ 1,462,000	$ 3,179,000	$ 3,160,000	$ 7,404,000

C. Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2020	$ 609,000	$ 53,000	$ 1,423,000

Balance at April 30, 2021	$ 537,000	$ 78,000	$ 1,441,000

The differences in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily result from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the six months ended April 30, 2021 that was included in the deferred revenue balance at November 1, 2020 was $940,881.

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

	12 months or less	Greater than 12 months *
Subscription services	$ 2,701,000	$ 1,698,000
Professional services	$ 216,000	$ -
Material rights	$ 126,000	$ 242,000

*Approximately 90% of subscription services and 77% of material rights amounts are expected to be recognized between 12 and 36 months.

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

For the three and six months ended April 30, 2021, the Company recorded an income tax provision of $0.  The effective tax rate for the three and six months ended April 30, 2021 was 0% on a pretax (loss)/income of ($50,000) and $85,000, respectively.  The effective rate differs from the U.S. federal corporate tax rate of 21% due to the valuation allowance.

For the three and six months ended April 30, 2020, the Company recorded an income tax provision of $0 and $31,560, respectively. The income tax provision for the six months ended April 30, 2020 is attributable to foreign withholding tax. The effective tax rate for the three and six months ended April 30, 2020 was 0% and (0.3)%, respectively. The effective rate differed from the U.S. federal statutory rate of 21% due to foreign withholding taxes and the valuation allowance. The Company did not record an income tax benefit on its pre-tax losses as there is a full valuation allowance recorded against its net deferred tax assets which are not realizable on a more-likely-than-not basis.

Accounts Receivable

The Company records accounts receivable for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Accounts receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $78,000 of unbilled receivables associated with contractually committed services provided to existing customers as of the six months ended April 30, 2021, which will be invoiced subsequent to April 30, 2021. At October 31, 2020, the Company’s accounts receivable balance included $53,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2020.

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

The provision for doubtful accounts was $201,000 and $948,000 as of April 30, 2021 and October 31, 2020, respectively. During the six months ended April 30, 2021, the Company collected certain past due accounts for which a reserve had previously been established.  In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

The Company did not capitalize any costs related to the PASSUR Network for the six months ended April 30, 2021 and April 30, 2020, respectively. Additionally, the Company did not purchase any parts for the PASSUR Network for the six months ended April 30, 2021 and April 30, 2020, respectively, and used $0 and $9,300 of PASSUR Network parts for repairs during the six months ended April 30, 2021 and April 30, 2020, respectively.

Depreciation expenses related to the Company-owned PASSUR Network was $0 and $148,000 for the three months ended April 30, 2021 and April 30, 2020, respectively, and $0 and $374,000 for the six months ended April 30, 2021 and April 30, 2020, respectively. Depreciation was charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which was estimated at five years for SMLAT Systems and seven years for PASSUR Systems. As a result of the decommissioning of the PASSUR Network and the resulting write off of all PASSUR Network assets during fiscal 2020, as described above, the Company will no longer incur any future depreciation expense related to the PASSUR Network.

As a result of the FAA mandate described above and the corresponding review conducted by the Company, which resulted in the decommissioning of the PASSUR Network, the Company anticipates that the costs of maintaining and operating these systems will continue to decrease materially throughout the balance of the fiscal year.

The net carrying balance of the PASSUR Network assets was $0 as of April 30, 2021 and October 31, 2020, respectively.

Capitalized Software Development Costs

The Company capitalizes costs related to the development of internal use software in accordance with authoritative guidance issued by the FASB on internal-use software, ASC 350-40, “Internal-Use Software.” The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. For periods through April 30, 2021, costs incurred relating to upgrades and enhancements to the software were capitalized if it had been determined that these upgrades or enhancements add additional functionality to the software.  Costs incurred to maintain and support products after they became available were charged to expense as incurred.  The Company did not capitalize any software development costs subsequent to January 31, 2020.

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

The Company did not capitalize any software development costs during the three and six months ended April 30, 2021. The Company capitalized $0 and $489,000 of software development costs during the three and six months ended April 30, 2020, respectively.  The Company amortized $121,000 and $243,000 of capitalized software development costs during the three and six months ended April 30, 2021, respectively. The Company amortized $520,000 and $1,208,000 of capitalized software development costs during the three and six months ended April 30, 2020, respectively. The Company previously recorded amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within “Cost of Revenues”.  In connection with the impairment analysis described above, the Company revised its estimate of the remaining useful life of the capitalized software development costs to three years.

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

Net Loss per Share Information

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

	For the three months ended		For the six months ended
	April 30,		April 30,
	2021	2020	2021	2020
Basic Weighted average shares outstanding	7,712,091	7,712,091	7,712,091	7,709,014
Effect of dilutive stock options	-	-	-	-
Diluted weighted average shares outstanding	7,712,091	7,712,091	7,712,091	7,709,014

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,460,000	1,831,500	1,460,000	1,831,500

Stock-Based Compensation

The Company follows FASB ASC 718, Compensation-Stock Compensation, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $67,000 and $114,000 for the three and six months ended April 30, 2021, respectively.  Stock-based compensation expense was $103,000 and $249,000 for the three and six months ended April 30, 2020, respectively.  Stock-based compensation is primarily included in selling, general, and administrative expenses.

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

The aviation and travel industries, which are served by the Company and its products, have been severely affected by the COVID-19 outbreak.  Travel restrictions and other measures imposed by most jurisdictions resulted in a precipitous decline in demand for air travel, and our customers in the aviation and travel industries have drastically reduced their capacity and operations in 2020 and continuing into 2021, as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company has faced increased economic pressures and experienced a significant loss of revenue, which the Company anticipates will continue to impact fiscal 2021.  The severity of the downturn depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic (including any resurgences of cases), the actions taken to contain the pandemic or to mitigate its impact, the public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, the economic stimulus programs available to affected industries and consumers, and the status of governmental and private reopening plans.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  The Company has received grants under the CARES Act, totaling approximately $6,498,000, as described in more detail below.

1. In July 2020, the Company was granted government funds totaling approximately $3.0 million pursuant to PSP1 for Air Carriers and Contractors under the CARES Act.  Pursuant to the PSP1 Agreement entered into by the Company with the U.S. Department of the Treasury, the Company was required to, among other things, refrain from conducting involuntary employee layoffs or furloughs and reducing employee rates of pay or benefits through September 30, 2020, and is required to refrain from paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended April 30, 2021 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the six months ended April 30, 2021, the Company reduced its compensation expense by $2,188,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

2. On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3. On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (“PSP2”) with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program. The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 on March 8, 2021 and April 26, 2021, respectively. As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support.  Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4. On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement (“PSP3”) with the U.S. Department of the Treasury for an award the Company will receive under the American Rescue Plan Act of 2021.  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.  However, there may be a possible additional final payment made subsequently, based on any adjustments by the U.S. Department of the Treasury, to the initial expected total payment. As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.

Additionally, provisions under the CARES Act allowed the Company to defer payment of the employer’s share of social security taxes incurred from March of 2020 through December 31, 2020.  Under the terms of the legislation, 50% of the deferred payroll taxes would be due and payable by December 31, 2021, and the remaining 50% would be due and payable by December 31, 2022.  The amount of payroll taxes subject to deferred payment is approximately $139,000.

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

The effects of the actions above were reflected in lower costs of revenues, research and development and administrative costs for the first six months in fiscal 2021, compared to the same period in fiscal 2020, and the Company anticipates that such cost savings will continue into the remainder of fiscal 2021.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

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

The Company has operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately four months to 4.25 years.  Some of the Company’s lease contracts include options to extend the leases for up to five years, while others include options to terminate the leases within one year.  The Company’s headquarters, located in Stamford, Connecticut were previously located in a 5,300 square foot office at an average annual cost of $220,000, under a lease expiring on June 30, 2023.  On October 6, 2020, the Company modified this agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at the reduced average annual rental rate of $61,000.  The Company’s primary software development facility, located in Orlando, Florida, is subject to a lease through August 31, 2021, at an average annual rental rate of $74,000. During 2020, the Company reached settlement agreements with landlords to terminate several existing leases and vacate its facilities in Bohemia, New York, Vienna, Virginia and Irving, Texas.  Activities previously performed at these locations have been consolidated into the Company’s remaining facilities.

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

Total lease cost	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020
Operating lease cost	$ 48,113	$ 425,712	$ 97,135	$ 613,903
Short-term lease cost	$ 17,848	$ 52,809	$ 38,707	$ 103,924
Variable lease cost	$ 4,302	$ 14,098	$ 7,453	$ 28,467
Total	$ 70,263	$ 492,619	$ 143,295	$ 746,294

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 57,282
Right-of-use assets obtained in exchange for new operating lease liabilities	$ -
Weighted-average remaining lease term - operating leases	3.3	years
Weighted-average discount rate - operating leases	9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for the remainder of fiscal year 2021 and for each of the next four fiscal years and thereafter is as follows:

Fiscal Year Ended October 31:	Operating Leases
2021	$ 85,528
2022	110,952
2023	76,910
2024	62,545
2025	40,393
Thereafter	-
Total future minimum lease payments	$ 376,328
Less imputed interest	(51,962)
Total	$ 324,366

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of April 30, 2021:

Fiscal Year Ended October 31:	Payments Due in Fiscal Year (1)
2021	$ 54,852
2022	60,590
2023	60,590
2024	60,590
2025	40,393
Thereafter	-
Total contractual obligations	$ 277,015

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

The Company does not have any finance leases or leases that have not yet commenced as of April 30, 2021.

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

During the first six months of fiscal 2021, the Company paid Mr. Gilbert interest accrued on the Sixth Gilbert Note from October 31, 2020 through April 30, 2021 in a total amount equal to $524,000. During the six months ended April 30, 2021, Mr. Gilbert did not loan the Company any additional funds.

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

As of June 10, 2021, the note payable balance, including accrued interest, was $10,692,000.

The Company has evaluated its financial position as of April 30, 2021, including operating income of $609,000 for the six months ended April 30, 2021 and a working capital deficit of $168,000 (excluding deferred revenues and certain CARES Act grant proceeds accounted for as accrued liabilities) as of April 30, 2021, and has requested and received a commitment from Mr. Gilbert, dated June 11, 2021, that if the Company, at any time, is unable to meet its obligations through June 12, 2022, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

Moreover, investors are cautioned to interpret many of the risks identified and discussed in this Quarterly Report on Form 10-Q, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. The spread of COVID-19 has severely impacted many economies throughout the world, with businesses being forced to cease or limit operations for long or indefinite periods of time.  Measures taken to contain the spread of the virus, including travel bans, quarantines and closures of non-essential services have triggered significant disruptions to businesses worldwide, with particular concentration on the aviation industry that the Company serves.  The federal government has responded with monetary and fiscal interventions to aid in stabilizing the economy and the Company has received assistance under the Payroll Support Program for Air Carriers and Contractors, part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

The aviation and travel industries, which are served by the Company and its products, were severely affected by the COVID-19 outbreak as a result of travel restrictions imposed by most jurisdictions.  As a result of the pandemic, the Company faces increased economic pressures and has experienced a significant loss of revenue during the six-month period ended April 30, 2021, which the Company anticipates will continue to impact results through the remainder of fiscal 2021 and possibly longer.  The severity of the downturn depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic (including any resurgences of cases), the actions taken to contain the pandemic or to mitigate its impact, the public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, the economic stimulus programs available to affected industries and consumers, and the status of governmental and private reopening plans.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.

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

For the three months ended April 30, 2021, total revenue decreased 54% to $1,462,000, compared with $3,179,000 for the same period in fiscal year 2020. Income from operations for the three months ended April 30, 2021 improved to $207,000, compared to a loss from operations of $11,512,000 for the same period in fiscal year 2020, inclusive of the impairment charge of $9,874,000, which is described further below. Excluding the impact of the impairment charge, the loss from operations was $1,638,000 for the three months ended April 30, 2020.  For the three months ended April 30, 2021, net loss was $51,000, or $0.01 per diluted share, compared to a net loss of $11,731,000, or $1.52 per diluted share, in the same period in fiscal year 2020, inclusive of the impairment charge of $9,874,000.

For the six months ended April 30, 2021, total revenue decreased 57% to $3,160,000, compared with $7,404,000 for the same period in fiscal year 2020. Income from operations for the six months ended April 30, 2021 improved to $609,000, compared to a loss from operations of $11,854,000 for the same period in fiscal year 2020, inclusive of the impairment charge of $9,874,000.  Excluding the impact of the impairment charge, the loss from operations was $1,980,000 for the six months ended April 30, 2020.  For the six months ended April 30, 2021, net income was $85,000, or $0.01 per diluted share, compared to a net loss of $12,314,000, or $1.60 per diluted share, in the same period in fiscal year 2020, inclusive of the impairment charge of $9,874,000.

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

For the three months ended April 30, 2021, total revenues decreased by $1,717,000, or 54%, to $1,462,000, as compared with $3,179,000 for the same period in 2020. The decrease in total revenues was primarily due to a decrease in subscription revenue of $1,736,000, or 56%, partially offset by an increase in consulting revenue of $19,000 to $121,000, as compared with the same period in the prior year.

For the six months ended April 30, 2021, total revenues decreased by $4,244,000, or 57%, to $3,160,000, as compared with $7,404,000 for the same period in 2020. The decrease in total revenues was primarily due to a decrease in both subscription revenues of $4,095,000 and consulting revenues of $149,000, as compared with the same period in the prior year.

The decreases in subscription revenues for the three and six months ended April 30, 2021 were primarily due to several expiring airline contracts that were not renewed, offset in part by new contracts for subscription services closed during fiscal year 2021 and net incremental revenue recognized during both periods in fiscal year 2021 related to new contracts closed during fiscal year 2020, mainly related to airports and business aviation.

As previously disclosed, the Company had engaged in discussions with two of its customers about the possible renewal of certain contracts which had expired at various times from January 31, 2020 through May 31, 2020.  Certain parts of these contracts had been renewed on a short-term interim basis. These contracts were not further renewed, in full or in part, which resulted in the loss of potential revenue generated from these contracts of $673,000 and $2,287,000 for the three and six months ended April 30, 2021, as compared to the same periods in fiscal 2020.

Expenses

In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry as a result of the continuing global COVID-19 pandemic and the declines in revenue that the Company has experienced in fiscal year 2020 continuing into the first half of fiscal 2021, partly as a result of the pandemic, the Company reviewed its operating costs to more closely align those costs with its outlook for the foreseeable future. The Company has taken steps to reduce its operating costs going forward, which steps have included terminating or furloughing certain positions and instituting a temporary pay reduction plan beginning in the second quarter of 2020, suspending the use of outside consultants where possible, rationalizing the PASSUR Network, and reducing and/or eliminating other operating expenses that were not critical to the short-term outlook of the Company.  As a result, during both the three and six months ended April 30, 2021, the Company experienced a reduced level of cash operating costs when compared to the same period for the prior year.  The Company anticipates that the continuation of these programs into the latter quarters of fiscal year 2021 will result in additional savings as compared with the annualized run rate of expenses at the end of the first quarter of 2020.  The Company anticipates that further reductions in cash operating costs will be achieved as a result of eligible personnel expenses being funded using the grant proceeds received by the Company under the CARES Act Payroll Support Program.  There can be no assurances, however, that the Company may not have to further reduce operating costs in the future.  If the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Cost of Revenues

For the three months ended April 30, 2021, cost of revenues decreased $1,856,000, or 77%, to $565,000, as compared to $2,421,000 in the same period in fiscal year 2020. For the six months ended April 30, 2021, cost of revenues decreased $3,572,000, or 76%, to $1,135,000, as compared with the same period in fiscal year 2020. The decreases in cost of revenues during both the three and six month periods ended April 30, 2021 were primarily attributable to lower compensation, professional services, consulting, data communications costs and depreciation and amortization expenses, offset in part by a decrease in capitalized software development costs as a result of the Company not incurring any capitalized software costs during the three and six months ended April 30, 2021.  In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry given the global COVID-19 pandemic, during the second quarter of fiscal year 2020, the Company undertook a review of its operating costs to more closely align those costs with its forecast for revenue.  The Company continued to realize cost savings and benefits during the three and six months ended April 30, 2021 from the cost reduction programs instituted prior to receiving CARES Act financing. For the three and six months ended April 30, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $472,000 and $883,000, respectively.  The Company has complied with all the provisions and requirements under the CARES Act up through and including the period ended April 30, 2021.

Going forward, the Company anticipates lower levels of capitalized software costs. In addition, as a result of the PASSUR Network decommissioning process commenced during the second quarter of fiscal 2020 and the resulting write off of certain PASSUR Network assets and capitalized software development costs, the Company anticipates that amortization expenses associated with these assets will continue to decrease in the future.

Research and Development

For the three months ended April 30, 2021, research and development expenses decreased $50,000, or 48%, to $53,000, as compared to $103,000 for the same period in fiscal year 2020.  For the six months ended April 30, 2021, research and development expenses decreased $115,000, or 53%, to $101,000, as compared to $216,000 for the same period in fiscal year 2020. The decreases in research and development expenses during the three and six month periods ended April 30, 2021 were primarily attributable to a decrease in personnel-related costs, as compared to the same periods during the prior year.  This was a result of the reductions in force, furloughs and temporary reductions in salaries instituted during fiscal 2020, prior to receiving CARES Act financing.  For the three and six months ended April 30, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its research and development expenses by $30,000 and $64,000, respectively.  The Company has complied with all the provisions and requirements under the CARES Act up through and including the period ended April 30, 2021.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended April 30, 2021, selling, general, and administrative expenses decreased $1,656,000, or 72%, to $636,000, as compared to $2,292,000 for the same period in fiscal year 2020.  For the six months ended April 30, 2021, selling, general and administrative expenses decreased $3,146,000, or 71%, to $1,315,000, as compared to $4,461,000 for the same period in fiscal year 2020. The decreases in selling, general, and administrative expenses for the three and six months ended April 30, 2021 were primarily due to decreases in compensation costs, as a result of the reductions in force, furloughs and salary reduction programs previously instituted prior to receiving CARES Act financing, in response to the COVID-19 outbreak, coupled with lower travel and consulting expenses, as compared to the same periods in fiscal year 2020. Also, as part of the review of its operating costs described above, during fiscal 2020, the Company exited three leased facilities and terminated the related lease agreements, resulting in reductions to its facilities costs of approximately $146,000, or $292,000 on an annualized basis.  For the three and six months ended April 30, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $670,000 and $1,241,000, respectively.  The Company has complied with all the provisions and requirements under the CARES Act up through and including the period ended April 30, 2021.

Impairment Charges

Certain of PASSUR’s services have traditionally relied on our proprietary network of sensors for aircraft surveillance. During the second quarter of 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow the Company to focus more on value-added analytics and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of the PASSUR Network system assets during the second quarter of fiscal 2020.  As a result, the Company wrote off net assets applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included in the impairment charge for the three and six months ended April 30, 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

As a result of the FAA mandate and the corresponding review conducted by the Company, which resulted in the commencement of the decommissioning of the PASSUR Network, the Company anticipates that the costs of maintaining and operating these systems, including data feed costs, will decrease materially in the future.

Additionally, during the second quarter of 2020, given the impact of the current COVID-19 environment on customers, there was a sufficient amount of uncertainty surrounding the ability of customers to continue to perform their contracts with the Company and the Company’s ability to generate revenue from such contracts.  In order to determine whether or not an impairment had occurred, we looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related software development asset. Where the revenue amount was less than the net carrying value of the software development asset, we noted an impairment.  As a result of this exercise, the Company wrote off previously capitalized software development costs totaling approximately $6,134,000 during the second quarter of fiscal 2020 due to impairment, given the impact of the current COVID-19 environment on the aviation industry and its customers, which amount was included in the impairment charge for the three and six months ended April 30, 2020.

As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company during the second quarter of 2020 and the resultant write-offs, the Company anticipates that its level of capitalized software development, along with related amortization of such costs, will decrease materially in the future.

The total amount of these charges and write-offs are included as an impairment charge for the three and six months ended April 30, 2020 in the amount of $9,874,000.

Income/(Loss) from Operations

For the three months ended April 30, 2021, income from operations increased $1,845,000 to $207,000, as compared with a loss from operations of $1,638,000 during the same period in fiscal year 2020, exclusive of the impairment charges of $9,874,000.  Including the impairment charges, the loss from operations for the three months ended April 30, 2020 was $11,512,000.  For the six months ended April 30, 2021, income from operations increased $2,589,000 to $609,000, as compared with a loss from operations of $1,980,000 during the same period in fiscal year 2020, exclusive of the impairment charges of $9,874,000.  Including the impairment charges, the loss from operations for the six months ended April 30, 2020 was $11,854,000.  The improvements in operating income were primarily due to decreases in compensation expenses, development consultant expenses, travel expenses, depreciation and amortization costs, and other expenses as a result of the cost-saving initiatives described above, as compared to the same periods in fiscal year 2020.  For the three and six months ended April 30, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $1,172,000 and $2,188,000, respectively.  Additionally, the Company incurred lease abandonment charges of $248,000 for the three and six months ended April 30, 2020.  Partially offsetting these decreases was a decrease in capitalized software development costs, resulting from the Company not incurring any capitalized software costs during the three and six months ended April 30, 2021, coupled with the decrease in revenue noted above.

For the last twelve months, Company revenue was $7,285,000, earnings before interest, depreciation and amortization expense was $2,194,000, income from operations was $1,126,000 and net income was $94,000.  During this time period, the Company did not capitalize any software development or PASSUR Network costs, and utilized $3,319,000 in PSP grants to offset eligible compensation costs.

Interest Expense – Related Party

Interest expense – related party increased $39,000, or 18% for the three months ended April 30, 2021, and increased $95,000, or 22% for the six months ended April 30, 2021, as compared to the same periods in fiscal year 2020, due to the higher principal balance outstanding on the note during fiscal year 2021.

Net Income/(Loss)

Net loss was $51,000, or $0.01 per diluted share, for the three months ended April 30, 2021, as compared to a net loss of $11,731,000, or $1.52 per diluted share, for the same period in 2020, inclusive of the impairment charge of $9,874,000.  Net income was $85,000, or $0.01 per diluted share, for the six months ended April 30, 2021, as compared to a net loss of $12,314,000, or $1.60 per diluted share, for the six months ended April 30, 2020, inclusive of the impairment charge of $9,874,000.  The improvement in net income/(loss) for the three and six months ended April 30, 2021 compared with the same periods in the prior fiscal year was the result of the cost containment and cost reduction programs put in place during the latter part of fiscal 2020 as described above, offset in part by a decline in revenue.

Liquidity and Capital Resources

The Company’s current liabilities, excluding deferred revenue and certain CARES Act grant proceeds accounted for as accrued liabilities, exceeded its current assets by $168,000 as of April 30, 2021.

The note payable to a related party, G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman of the Board and significant shareholder, with a maturity of November 1, 2022, was $10,692,000 at April 30, 2021, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000. The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company has paid the interest due for the six month period ended April 30, 2021 in the amount of $524,000. During the six months ended April 30, 2021, Mr. Gilbert did not loan the Company any additional funds.  The Company’s stockholders’ equity had a deficit of $11,159,000 at April 30, 2021. The Company achieved net income of $85,000 for the six months ended April 30, 2021.

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

The Company has evaluated its financial position as of April 30, 2021, including operating income of $609,000 for the six months ended April 30, 2021 a working capital deficit of $168,000 (excluding deferred revenues and certain CARES Act grant proceeds accounted for as accrued liabilities) and shareholders deficit of $11,159,000 as of April 30, 2021, and has requested and received a commitment from Mr. Gilbert, dated June 11, 2021, that if the Company, at any time, is unable to meet its obligations through June 12, 2022, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  The Company has received grants under the CARES Act, totaling approximately $6,498,000, as described in more detail below.

1.The Company has been granted government funds of approximately $3.0 million pursuant to the PSP1 for Air Carriers and Contractors under the CARES Act.  Pursuant to the Payroll Support Program Agreement entered into by the Company with the U.S. Department of the Treasury, the Company was required to, among other things, refrain from conducting involuntary employee layoffs or furloughs and reducing employee rates of pay or benefits through September 30, 2020, and is required to refrain from paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended April 30, 2021 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the six months ended April 30, 2021, the Company reduced its compensation expense by $2,188,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (PSP2) with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program.  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 on March 8, 2021 and April

26, 2021, respectively.  As with the original grant under the Payroll Support Program, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support.  Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement (“PSP3”) with the U.S. Department of the Treasury for an award the Company will receive under the American Rescue Plan Act of 2021.  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.  However, there may be a possible additional final payment made subsequently, based on any adjustments by the U.S. Department of the Treasury, to the initial expected total payment.  As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.

Net cash used in operating activities was $2,157,000 for the six months ended April 30, 2021, and consisted of net income of $85,000, which includes the use of federal stimulus credits of ($2,188,000), depreciation and amortization expense of $362,000, stock-based compensation expense of $114,000, adjustments to operating lease assets and liabilities, net, of ($63,000), an increase in deferred revenue of $18,000, a decrease in accounts receivable of $47,000 (including changes in doubtful accounts provisions), and a decrease in accounts payable and accrued expenses of ($384,000).  The balance consisted of changes to prepaids and other assets of ($147,000). For the six months ended April 30, 2021, the Company received $2,839,000 in federal stimulus grants under three Payroll Support Program Agreements discussed above.

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

The Company has operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately 4 months to 4.25 years.  Some of the Company’s lease contracts include options to extend the leases for up to five years, while others include options to terminate the leases within 1 year.

The Company does not have any finance leases or leases that have not yet commenced as of April 30, 2021.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2021.

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

Item 5.  Other Information.

On June 11, 2021, the Company’s significant shareholder and Chairman confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through June 12, 2022. A copy of the commitment is attached as Exhibit 10.2 to this Form 10-Q and incorporated by reference into this Item 5.

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

10.1Payroll Support Program Extension Agreement, dated as of March 5, 2021, by and between PASSUR Aerospace, Inc. and the U.S. Department of the Treasury.

10.2 *Commitment of G.S. Beckwith Gilbert, dated June 11, 2021.

10.3*Payroll Support Program Extension Agreement, dated as of April 16, 2021, by and between PASSUR Aerospace, Inc. and the U.S. Department of the Treasury.

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

PASSUR AEROSPACE, INC.

Dated: June 11, 2021	By:	/s/ Brian G. Cook

Brian G. Cook
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 11, 2021	By:	/s/ Sean Doherty

Sean Doherty
Executive Vice President of Finance and Administration
(Principal Financial and Accounting Officer)