Form 10-Q
period 2021-07-31
PASSUR Aerospace, Inc.
filed 2021-09-14
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2021

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

There were 7,712,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of September 1, 2021.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	July 31, 2021	October 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$3,016,061	$2,748,066
Accounts receivable, net	505,708	662,081
Prepaid expenses and other current assets	221,865	162,843
Total current assets	3,743,634	3,572,990

Capitalized software development costs, net	859,050	1,223,399
Property and equipment, net	146,791	257,561
Operating lease right-of-use assets	151,329	232,721
Other assets	52,481	53,031
Total assets	$4,953,285	$5,339,702

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$774,389	$1,486,808
Accrued liabilities - Stimulus funding	2,149,568	1,933,955
Accrued expenses and other current liabilities	718,231	721,058
Operating lease liabilities, current portion	93,807	168,923
Deferred revenue, current portion	1,319,113	1,173,573
Total current liabilities	5,055,108	5,484,317

Deferred revenue, long term portion	192,606	249,727
Note payable - related party	10,691,625	10,691,625
Operating lease liabilities, non-current	173,134	271,946
Total liabilities	16,112,473	16,697,615

Commitments and contingencies

Stockholders' deficit:

Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at July 31, 2021 and October 31, 2020, respectively	84,964	84,964
Additional paid-in capital	18,626,350	18,448,202
Accumulated deficit	(27,936,824)	(27,957,401)
	(9,225,510)	(9,424,235)

Treasury stock, at cost, 784,435 shares at July 31, 2021 and October 31, 2020, respectively	(1,933,678)	(1,933,678)
Total stockholders' deficit	(11,159,188)	(11,357,913)
Total liabilities and stockholders' deficit	$4,953,285	$5,339,702

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	July 31,
	2021	2020

Revenues	$1,509,808	$2,207,722

Cost of expenses:
Cost of revenues	579,491	860,540
Research and development expenses	55,802	66,042
Selling, general, and administrative expenses	672,399	1,272,376
	1,307,692	2,198,958

Income from operations	$202,116	$8,764

Interest expense - related party	266,400	238,826
Other loss	-	19,473
Loss before income taxes	(64,284)	(249,535)

Provision for income taxes	-	-
Net loss	$(64,284)	$(249,535)

Net loss per common share - basic	$(0.01)	$(0.03)
Net loss per common share - diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic	7,712,091	7,712,091
Weighted average number of common shares outstanding - diluted	7,712,091	7,712,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine months ended
	July 31,
	2021	2020

Revenues	$4,669,573	$9,611,780

Cost of expenses:
Cost of revenues	1,714,615	5,567,720
Research and development expenses	156,685	281,739
Selling, general, and administrative expenses	1,987,183	5,733,142
Impairment charges	-	9,874,281
	3,858,483	21,456,882

Income/(Loss) from operations	$811,090	$(11,845,102)

Interest expense - related party	790,513	667,741
Other loss	-	19,473
Income/(Loss) before income taxes	20,577	(12,532,316)

Provision for income taxes	-	31,560
Net Income/(Loss)	$20,577	$(12,563,876)

Net income/(loss) per common share - basic	$0.00	$(1.63)
Net income/(loss) per common share - diluted	$0.00	$(1.63)

Weighted average number of common shares outstanding - basic	7,712,091	7,710,047
Weighted average number of common shares outstanding - diluted	7,748,451	7,710,047

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity/(Deficit)

(Unaudited)

	Nine Months ended July 31, 2021
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2020	8,496,526	$84,964	$18,448,202	$(27,957,401)	$(1,933,678)	$(11,357,913)

Stock-based compensation expense			47,026			47,026
Net income				135,397		135,397
Balance at January 31, 2021	8,496,526	84,964	18,495,228	(27,822,004)	(1,933,678)	(11,175,490)

Stock-based compensation expense			66,621			66,621
Net loss				(50,536)		(50,536)
Balance at April 30, 2021	8,496,526	84,964	18,561,849	(27,872,540)	(1,933,678)	(11,159,405)

Stock-based compensation expense			64,501			64,501
Net loss				(64,284)		(64,284)
Balance at July 31, 2021	8,496,526	84,964	18,626,350	(27,936,824)	(1,933,678)	(11,159,188)

	Nine Months ended July 31, 2020
			Additional			Total
	Common Stock			Paid-In	Accum.	Treasury
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2019	8,480,526	$84,804	$17,958,165	$(15,653,562)	$(1,933,678)	$455,729

Stock-based compensation expense			146,648	-	-	146,648
Exercise of stock options	16,000	160	23,040			23,200
Net loss			-	(583,250)	-	(583,250)
Balance at January 31, 2020	8,496,526	84,964	18,127,853	(16,236,812)	(1,933,678)	42,327

Stock-based compensation expense			102,574	-	-	102,574
Net loss			-	(11,731,091)	-	(11,731,091)
Balance at April 30, 2020	8,496,526	84,964	18,230,427	(27,967,903)	(1,933,678)	(11,586,190)

Stock-based compensation expense			114,484	-	-	114,484
Net loss			-	(249,535)	-	(249,535)
Balance at July 31, 2020	8,496,526	84,964	18,344,911	(28,217,438)	(1,933,678)	(11,721,241)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2021	2020

Cash flows from operating activities
Net income/(loss)	$20,577	$(12,563,876)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	539,066	1,920,046
Provision for doubtful accounts	(43,905)	103,534
Federal Stimulus credits utilized	(3,377,105)	(207,531)
Loss on disposal of assets	-	19,473
Other	-	2,243
Stock-based compensation	178,148	363,706
Operating lease assets, liability, net	(92,536)	58,650
Loss from impairment charges	-	9,874,281
Changes in operating assets and liabilities:
Accounts receivable	200,278	577,545
Prepaid expenses and other current assets	(61,955)	(22,874)
Other assets	550	(45,292)
Accounts payable	(712,419)	370,445
Accrued expenses and other current liabilities	95,499	110,521
Accrued interest - related party	-	667,741
Deferred revenue	88,419	(1,846,783)
Total adjustments	(3,185,960)	11,945,705
Net cash used in operating activities	(3,165,383)	(618,171)

Cash flows from investing activities
Software development costs	-	(488,774)
Purchases of property and equipment	(61,014)	-
Net cash used in investing activities	(61,014)	(488,774)

Cash flows from financing activities
Proceeds under Federal Stimulus grant program	3,494,392	1,501,598
Proceeds from notes payable - related party	-	1,435,000
Proceeds from exercise of stock options	-	23,200
Net cash provided by financing activities	3,494,392	2,959,798

Increase in cash	267,995	1,852,853

Cash - beginning of period	2,748,066	145,151
Cash - end of period	$3,016,061	$1,998,004

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$790,512	$-
Income taxes	$-	$39,626

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Nine Months Ended July 31, 2021

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

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers continue to be severely impacted by the ongoing COVID-19 outbreak and the corresponding decline in air travel.  As a result, the Company has experienced downturns in its revenues year-to-date in fiscal 2021 and anticipates those downturns to continue at least through the end of the Company’s fourth fiscal quarter in 2021.

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

2.Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on January 29, 2021; the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position as of July 31, 2021, and its consolidated results of operations for the three and nine months ended July 31, 2021 and July 31, 2020, respectively.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2021.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current assets exceeded its current liabilities (excluding deferred revenue and certain CARES Act grant proceeds accounted for as cash and accrued liabilities) by $8,000 as of July 31, 2021.  The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2022, was $10,692,000 at July 31, 2021, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000.  The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company has paid the interest incurred for the first nine months of 2021 in the amount of $791,000.  The Company’s stockholders’ equity had a deficit of $11,159,000 at July 31, 2021. The Company achieved net income of $21,000 for the nine months ended July 31, 2021.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated September 14, 2021, that if the Company, at any time, is unable to meet its obligations through September 15, 2022, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (“PSP2”) with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program.  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support.  Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

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

B.Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

Revenue by type of customer:	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020
Airlines	$ 149,000	$ 748,000	$ 660,000	$ 5,042,000
Airports	1,215,000	1,331,000	3,695,000	4,185,000
Other	146,000	129,000	315,000	385,000
Total Revenue	$ 1,510,000	$ 2,208,000	$ 4,670,000	$ 9,612,000

Revenue by type of performance obligation:	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020
Subscription services	$ 1,340,000	$ 2,039,000	$ 4,279,000	$ 9,073,000
Professional services	170,000	169,000	391,000	539,000
Total Revenue	$ 1,510,000	$ 2,208,000	$ 4,670,000	$ 9,612,000

C.Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2020	$ 609,000	$ 53,000	$ 1,423,000

Balance at July 31, 2021	$ 427,000	$ 79,000	$ 1,512,000

The differences in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily result from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the nine months ended July 31, 2021 that was included in the deferred revenue balance at November 1, 2020 was approximately $1,094,000.

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

	12 months or less	Greater than 12 months *
Subscription services	$ 3,780,000	$ 1,295,000
Professional services	$ 113,000	$ -
Material rights	$ 154,000	$ 183,000

*Approximately 92% of subscription services and 80% of material rights amounts are expected to be recognized between 12 and 36 months.

The table above includes amounts billed and not yet recognized as revenue, as well as unrecognized future committed billings in customer contracts and excludes future billing amounts for which the customer has a termination for convenience right in their agreement.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, amortization of previously capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees. Previously, cost of revenues in each reporting period was impacted by capitalized costs associated with software development and data center projects, costs associated with upgrades to PASSUR and Surface Multilateration (“SMLAT”) Systems necessary to make such systems compatible with new software applications (all referred to as “Capitalized Assets”), depreciation of PASSUR and SMLAT Systems as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each previous reporting period was impacted by the number of PASSUR and SMLAT System units added to the PASSUR Network, which included the production, shipment, and installation of these assets (largely installed by unaffiliated outside contractors), which had previously been capitalized to the PASSUR Network. The PASSUR Network was written off as of April 30, 2020, as described in more detail below.  In prior periods, the labor and fringe benefit costs of the Company employees involved in creating Capitalized Assets were capitalized, rather than expensed, and amortized over three years, as determined by their projected useful life. The Company did not capitalize any software development costs, as well as network and data center costs subsequent to January 31, 2020.  Given business conditions in the aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

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

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes, including, among other things: (i) modified the federal net operating loss rules, including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes; (ii) enhanced recoverability of AMT tax credit carryforwards; (iii) delayed payment of employer payroll taxes; (iv) increased the limitation on business interest expenses under IRC Section 163(j) for the 2019 and 2020 tax years to permit additional expensing of interest; and (v) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).  As of October 31, 2020, the Company had approximately $25,377,000 of net operating losses, which cannot be carried back to prior years to generate tax refunds since no tax had been paid in those years by the Company.

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

For the three and nine months ended July 31, 2021, the Company recorded an income tax provision of $0.  The effective tax rate for the three and nine months ended July 31, 2021 was 0% on a pretax (loss)/income of ($64,000) and $21,000, respectively.  The effective rate differs from the U.S. federal corporate tax rate of 21% due to the valuation allowance.

For the three and nine months ended July 31, 2020, the Company recorded an income tax provision of $0 and $31,560, respectively. The income tax provision for the nine months ended July 31, 2020 is attributable to foreign withholding tax. The effective tax rate for the three and nine months ended July 31, 2020 was 0% and (0.3)%, respectively. The effective rate differed from the U.S. federal statutory rate of 21% due to foreign withholding taxes and the valuation allowance.  The Company did not record an income tax benefit on its pre-tax losses as there is a full valuation allowance recorded against its net deferred tax assets which are not realizable on a more-likely-than-not basis.

Accounts Receivable

The Company records accounts receivable for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Accounts receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $79,300 of unbilled receivables associated with contractually committed services provided to existing customers as of the nine months ended July 31, 2021, which will be invoiced subsequent to July 31, 2021. At October 31, 2020, the Company’s accounts receivable balance included $53,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2020.

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

The provision for doubtful accounts was $185,000 and $948,000 as of July 31, 2021 and October 31, 2020, respectively. During the nine months ended July 31, 2021, the Company collected approximately $694,000 of certain past due accounts for which a reserve had previously been established.  In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

The Company did not capitalize any costs related to the PASSUR Network for the nine months ended July 31, 2021 and July 31, 2020, respectively. Additionally, the Company did not purchase any parts for the PASSUR Network for the nine months ended July 31, 2021 and July 31, 2020, respectively, and used $0 and $9,300 of PASSUR Network parts for repairs during the nine months ended July 31, 2021 and July 31, 2020, respectively.

Depreciation expenses related to the Company-owned PASSUR Network was $0 for both of the three month periods ended July 31, 2021 and July 31, 2020, respectively, and $0 and $374,000 for the nine months ended July 31, 2021 and July 31, 2020, respectively. Depreciation was charged to cost of revenues and is recorded using the straight-line method over the estimated useful life of the asset, which was estimated at five years for SMLAT Systems and seven years for PASSUR Systems. As a result of the decommissioning of the PASSUR Network and the resulting write off of all PASSUR Network assets during fiscal 2020, as described above, the Company will no longer incur any future depreciation expense related to the PASSUR Network.

As a result of the FAA mandate described above and the corresponding review conducted by the Company, which resulted in the decommissioning of the PASSUR Network, the Company anticipates that the costs of maintaining and operating these systems will continue to decrease materially throughout the balance of the fiscal year.

The net carrying balance of the PASSUR Network assets was $0 as of July 31, 2021 and October 31, 2020, respectively.

Capitalized Software Development Costs

The Company capitalizes costs related to the development of internal use software in accordance with authoritative guidance issued by the FASB on internal-use software, ASC 350-40, “Internal-Use Software.” The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. For periods through July 31, 2021, costs incurred relating to upgrades and enhancements to the software were capitalized if it had been determined that these upgrades or enhancements add additional functionality to the software.  Costs incurred to maintain and support products after they became available were charged to expense as incurred.  The Company did not capitalize any software development costs subsequent to January 31, 2020.

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

The Company did not capitalize any software development costs during the three and nine months ended July 31, 2021.  The Company capitalized $0 and $489,000 of software development costs during the three and nine months ended July 31, 2020, respectively.  The Company amortized $121,000 and $364,000 of capitalized software development costs during the three and nine months ended July 31, 2021, respectively. The Company amortized $121,000 and $1,329,000 of capitalized software development costs during the three and nine months ended July 31, 2020, respectively. The Company previously recorded amortization of the software on a straight-line basis over the estimated useful life of the software, typically over five years within “Cost of Revenues”.  In connection with the impairment analysis described above, the Company revised its estimate of the remaining useful life of the capitalized software development costs to three years.

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

At October 31, 2020, the Company had available federal net operating loss carryforwards of $25,666,000, of which $12,886,000 are indefinite lived, but only available to offset 80% of future taxable income, and $12,780,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

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

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2021	2020	2021	2020
Basic Weighted average shares outstanding	7,712,091	7,712,091	7,712,091	7,710,047
Effect of dilutive stock options	-	-	36,360	-
Diluted weighted average shares outstanding	7,712,091	7,712,091	7,748,451	7,710,047

Weighted average shares which are not included in the calculation of diluted net income per share because their impact is anti-dilutive. These shares consist of stock options.	1,472,500	1,829,500	1,277,500	1,829,500

Stock-Based Compensation

The Company follows FASB ASC 718, Compensation-Stock Compensation, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $65,000 and $178,000 for the three and nine months ended July 31, 2021, respectively.  Stock-based compensation expense was $114,000 and $364,000 for the three and nine months ended July 31, 2020, respectively.  Stock-based compensation is primarily included in selling, general, and administrative expenses.

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

1. In July 2020, the Company was granted government funds totaling approximately $3.0 million pursuant to PSP1 for Air Carriers and Contractors under the CARES Act.  Pursuant to the PSP1 Agreement entered into by the Company with the U.S. Department of the Treasury, the Company was required to, among other things, refrain from conducting involuntary employee layoffs or furloughs and reducing employee rates of pay or benefits through September 30, 2020, and is required to refrain from paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended July 31, 2021 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the nine months ended July 31, 2021, the Company reduced its compensation expense by $3,377,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

2. On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3. On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (“PSP2”) with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program.  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support.  Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4. On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement (“PSP3”) with the U.S. Department of the Treasury for an additional award the Company will receive under the American Rescue Plan Act of 2021.  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.   As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.

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

The effects of the actions above were reflected in lower costs of revenues, research and development and administrative costs for the first nine months in fiscal 2021, compared to the same period in fiscal 2020, and the Company anticipates that such cost savings will continue into the remainder of fiscal 2021.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

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

As of July 31, 2021, the Company had operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately one month to 4 years.  The Company’s office lease contracts include options to extend the leases for up to five years.  The Company’s headquarters, located in Stamford, Connecticut, were previously located in a 5,300 square foot office at an average annual cost of $220,000, under a lease expiring on June 30, 2023.  On October 6, 2020, the Company modified this agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at the reduced average annual rental rate of $61,000.  The Company’s primary software development facility, located in Orlando, Florida, was subject to a lease through August 31, 2021, at an average annual rental rate of $74,000. Effective as of September 1, 2021, the Company has entered into a new lease for its primary software development facility, located in Orlando, Florida, for approximately 1,800 square feet for a term of 64 months at an average annual rental of $51,400.  During 2020, the Company reached settlement agreements with landlords to terminate several existing leases and vacate its facilities in Bohemia, New York, Vienna, Virginia and Irving, Texas.  Activities previously performed at these locations have been consolidated into the Company’s remaining facilities.

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

Total lease cost	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020
Operating lease cost	$ 46,969	$ 113,060	$ 144,104	$ 726,963
Short-term lease cost	$ 17,848	$ 51,805	$ 56,555	$ 155,729
Variable lease cost	$ 1,414	$ 10,289	$ 8,867	$ 38,756
Total	$ 66,231	$ 175,154	$ 209,526	$ 921,448

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 78,602
Right-of-use assets obtained in exchange for new operating lease liabilities	$ -
Weighted-average remaining lease term - operating leases	3.6	Years
Weighted-average discount rate - operating leases	9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for the remainder of fiscal year 2021 and for each of the next four fiscal years and thereafter is as follows:

Fiscal Year Ended October 31:	Operating Leases
2021	$ 26,795
2022	121,852
2023	118,901
2024	117,037
2025	96,523
Thereafter	67,679
Total future minimum lease payments	$ 548,787
Less imputed interest	(60,862)
Total	$ 487,925

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of July 31, 2021:

Fiscal Year Ended October 31:	Payments Due in Fiscal Year (1)
2021	$21,287
2022	103,430
2023	113,495
2024	115,082
2025	96,523
Thereafter	67,679
Total contractual obligations	$517,496

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

As of July 31, 2021, the Company did not have any finance leases or leases that had not yet commenced as of such date.  As described above, effective as of September 1, 2021, the Company has entered into a new lease for its primary software development facility, located in Orlando, Florida.

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

During the first nine months of fiscal 2021, the Company paid Mr. Gilbert interest accrued on the Seventh Gilbert Note through July 31, 2021 in a total amount equal to $791,000. During the nine months ended July 31, 2021, Mr. Gilbert did not loan the Company any additional funds.  As of July 31, 2021, the note payable balance, including accrued interest, was approximately $10,692,000.

The Company has evaluated its financial position as of July 31, 2021, including operating income of $811,000 for the nine months ended July 31, 2021 and working capital of $8,000 (excluding deferred revenues and certain CARES Act grant proceeds accounted for as cash and accrued liabilities) as of July 31, 2021, and has requested and received a commitment from Mr. Gilbert, dated September 14, 2021, that if the Company, at any time, is unable to meet its obligations through September 15, 2022, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Recent Developments

On July 20, 2021, Michael Henne resigned as Vice President, Sales and Chief Commercial Officer of the Company, effective July 31, 2021.

On August 16, 2021, the Company’s Board of Directors adopted the Second Amendment to the PASSUR Aerospace, Inc. 2019 Stock Incentive Plan, which amends the Company’s 2019 Stock Incentive Plan (the “Plan”) to authorize the granting of restricted stock unit (RSU) awards under the Plan. In connection with the Second Amendment to the Plan, the Board of Directors has authorized an aggregate of 800,000 RSU awards to be granted under the Plan.  As of September 14, 2021, no RSU awards have been granted under the Plan.

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

Moreover, investors are cautioned to interpret many of the risks identified and discussed in this Quarterly Report on Form 10-Q, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. The spread of COVID-19 has severely impacted many economies throughout the world, with businesses being forced to cease or limit operations for long or indefinite periods of time.  Measures taken to contain the spread of the virus, including travel bans, quarantines and closures of non-essential services, have triggered significant disruptions to businesses worldwide, with particular concentration on the aviation industry that the Company serves.  The federal government has responded with monetary and fiscal interventions to aid in stabilizing the economy, and the Company has received assistance under the Payroll Support Program for Air Carriers and Contractors, part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

The aviation and travel industries, which are served by the Company and its products, have been severely affected by the COVID-19 outbreak as a result of travel restrictions and other measures imposed by most jurisdictions.  As a result of the pandemic, the Company faces increased economic pressures and has experienced a significant loss of revenue during the nine-month period ended July 31, 2021, which the Company anticipates will continue to impact results through the remainder of fiscal 2021 and possibly longer.  The severity of the downturn depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic (including any resurgences of cases), the actions taken to contain the pandemic or to mitigate its impact, the public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, the economic stimulus programs available to affected industries and consumers, and the status of governmental and private reopening plans.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.

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

For the three months ended July 31, 2021, total revenue decreased 32% to $1,510,000, compared with $2,208,000 for the same period in fiscal year 2020. Income from operations for the three months ended July 31, 2021 improved to $202,000, compared to $9,000 for the same period in fiscal year 2020. For the three months ended July 31, 2021, net loss was $64,000, or $0.01 per diluted share, compared to a net loss of $250,000, or $0.03 per diluted share, in the same period in fiscal year 2020.

For the nine months ended July 31, 2021, total revenue decreased 51% to $4,670,000, compared with $9,612,000 for the same period in fiscal year 2020. Income from operations for the nine months ended July 31, 2021 improved to $811,000, compared to a loss from operations of $11,845,000 for the same period in fiscal year 2020, inclusive of the impairment charge of $9,874,000.  Excluding the impact of the impairment charge, the loss from operations was $1,971,000 for the nine months ended July 31, 2020.  For the nine months ended July 31, 2021, net income was $21,000, or $0.00 per diluted share, compared to a net loss of $12,564,000, or $1.63 per diluted share, in the same period in fiscal year 2020, inclusive of the impairment charge of $9,874,000.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers continue to be severely impacted by the ongoing COVID-19 outbreak and the corresponding decline in air travel.  As a result, the Company has experienced downturns in its revenues in the latter part of fiscal year 2020 and continuing into fiscal 2021.

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

For the three months ended July 31, 2021, total revenues decreased by $698,000, or 32%, to $1,510,000, as compared with $2,208,000 for the same period in 2020. The decrease in total revenues was primarily due to a decrease in subscription revenue of $699,000, or 34%, partially offset by an increase in consulting revenue of $1,000 to $170,000, as compared with the same period in the prior year.

For the nine months ended July 31, 2021, total revenues decreased by $4,942,000, or 51%, to $4,670,000, as compared with $9,612,000 for the same period in 2020. The decrease in total revenues was primarily due to a decrease in both subscription revenues of $4,794,000 and consulting revenues of $148,000, as compared with the same period in the prior year.

The decreases in subscription revenues for the three and nine months ended July 31, 2021 were primarily due to several expiring airline contracts that were not renewed (as described below), offset in part by new contracts for subscription services closed during fiscal year 2021 and net incremental revenue recognized during both periods in fiscal year 2021 related to new contracts closed during fiscal year 2020, mainly related to airports and business aviation.

As previously disclosed, the Company had engaged in discussions with two of its customers about the possible renewal of certain contracts which had expired at various times from January 31, 2020 through May 31, 2020.  Certain parts of these contracts had been renewed on a short-term interim basis. These contracts were not further renewed, in full or in part, which resulted in the loss of potential revenue generated from these contracts of $2,322,000 for the nine months ended July 31, 2021, as compared to the same period in fiscal 2020.

Expenses

In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry as a result of the continuing global COVID-19 pandemic and the declines in revenue that the Company has experienced in fiscal year 2020 continuing into the first three quarters of fiscal 2021, partly as a result of the pandemic, the Company reviewed its operating costs to more closely align those costs with its outlook for the foreseeable future. The Company has taken steps to reduce its operating costs going forward, which steps have included terminating or furloughing certain positions and instituting a temporary pay reduction plan beginning in the second quarter of 2020, suspending the use of outside consultants where possible, rationalizing the PASSUR Network, and reducing and/or eliminating other operating expenses that were not critical to the short-term outlook of the Company.  As a result, during both the three and nine months ended July 31, 2021, the Company experienced a reduced level of cash operating costs when compared to the same period for the prior year.  The Company anticipates that the continuation of these programs into the last quarter of fiscal year 2021 will result in additional savings as compared with the annualized run rate of expenses at the end of the first quarter of 2020.  The Company anticipates that further reductions in cash operating costs will be achieved as a result of eligible personnel expenses being funded using the grant proceeds received by the Company under the CARES Act Payroll Support Program.  There can be no assurances, however, that the Company may not have to further reduce operating costs in the future.  If the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Cost of Revenues

For the three months ended July 31, 2021, cost of revenues decreased $281,000, or 33%, to $579,000, as compared to $860,000 in the same period in fiscal year 2020. For the nine months ended July 31, 2021, cost of revenues decreased $3,853,000, or 69%, to $1,715,000, as compared to $5,568,000 in the same period in fiscal year 2020. The decreases in cost of revenues during both the three and nine month periods ended July 31, 2021 were primarily attributable to lower compensation, professional services, consulting, data communications costs and depreciation and amortization expenses, offset in part by a decrease in capitalized software development costs as a result of the Company not incurring any capitalized software costs during the three and nine months ended July 31, 2021 (as compared with $489,000 of capitalized software development costs during the nine months ended July 31, 2020).  In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry given the global COVID-19 pandemic, during the second quarter of fiscal year 2020, the Company undertook a review of its operating costs to more closely align those costs with its forecast for revenue.  The Company continued to realize cost savings and benefits during the three and nine months ended July 31, 2021 from the cost reduction programs instituted prior to receiving CARES Act financing. For the three and nine months ended July 31, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $521,000 and $1,404,000, respectively.  For the three and nine months ended July 31, 2020, the Company used CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $82,000. The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended July 31, 2021.

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

Research and Development

For the three months ended July 31, 2021, research and development expenses decreased $10,000, or 16%, to $56,000, as compared to $66,000 for the same period in fiscal year 2020.  For the nine months ended July 31, 2021, research and development expenses decreased $125,000, or 44%, to $157,000, as compared to $282,000 for the same period in fiscal year 2020. The decreases in research and development expenses during the three and nine month periods ended July 31, 2021 were primarily attributable to a decrease in personnel-related costs, as compared to the same periods during the prior year.  This was a result of the reductions in force, furloughs and temporary reductions in salaries instituted during fiscal 2020, prior to receiving CARES Act financing.  For the three and nine months ended July 31, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its research and development expenses by $31,000 and $95,000, respectively.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended July 31, 2021.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended July 31, 2021, selling, general, and administrative expenses decreased $600,000, or 47%, to $672,000, as compared to $1,272,000 for the same period in fiscal year 2020.  For the nine months ended July 31, 2021, selling, general and administrative expenses decreased $3,746,000, or 65%, to $1,987,000, as compared to $5,733,000 for the same period in fiscal year 2020. The decreases in selling, general, and administrative expenses for the three and nine months ended July 31, 2021 were primarily due to decreases in compensation costs, as a result of the reductions in force, furloughs and salary reduction programs previously instituted prior to receiving CARES Act financing, in response to the COVID-19 outbreak, coupled with lower travel and consulting expenses, as compared to the same periods in fiscal year 2020. Also, as part of the review of its operating costs described above, during fiscal 2020, the Company exited three leased facilities and terminated the related lease agreements, resulting in reductions to its facilities costs of approximately $146,000, or $292,000 on an annualized basis.  For the three and nine months ended July 31, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $637,000 and $1,878,000, respectively.  For the three and nine months ended July 31, 2020, the Company used CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $126,000. The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended July 31, 2021.

Impairment Charges

Certain of PASSUR’s services have traditionally relied on our proprietary network of sensors for aircraft surveillance. During the second quarter of 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow the Company to focus more on value-added analytics and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of the PASSUR Network system assets during the second quarter of fiscal 2020.  As a result, the Company wrote off net assets applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included in the impairment charge for the nine months ended July 31, 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.

As a result of the FAA mandate and the corresponding review conducted by the Company, which resulted in the commencement of the decommissioning of the PASSUR Network, the Company anticipates that the costs of maintaining and operating these systems, including data feed costs, will continue to decrease materially in the future.

Additionally, during the second quarter of 2020, given the impact of the current COVID-19 environment on customers, there was a sufficient amount of uncertainty surrounding the ability of customers to continue to perform their contracts with the Company and the Company’s ability to generate revenue from such contracts.  In order to determine whether or not an impairment had occurred, we looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related software development asset. Where the revenue amount was less than the net carrying value of the software development asset, we noted an impairment.  As a result of this exercise, the Company wrote off previously capitalized software development costs totaling approximately $6,134,000 during the second quarter of fiscal 2020 due to impairment, given the impact of the current COVID-19 environment on the aviation industry and its customers, which amount was included in the impairment charge for the nine months ended July 31, 2020.

As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company during the second quarter of 2020 and the resultant write-offs, the Company anticipates that its level of capitalized software development, along with related amortization of such costs, will decrease materially in the future.

The total amount of these charges and write-offs are included as an impairment charge for the nine months ended July 31, 2020 in the amount of $9,874,000.

Income/(Loss) from Operations

For the three months ended July 31, 2021, income from operations increased $193,000 to $202,000, as compared with $9,000 during the same period in fiscal year 2020.  For the nine months ended July 31, 2021, income from operations increased $2,782,000 to $811,000, as compared with a loss from operations of $1,971,000 during the same period in fiscal year 2020, exclusive of the impairment charges of $9,874,000.  Including the impairment charges, the loss from operations for the nine months ended July 31, 2020 was $11,845,000.  The improvements in operating income were primarily due to decreases in compensation expenses, development consultant expenses, travel expenses, depreciation and amortization costs, and other expenses as a result of the cost-saving initiatives described above, as compared to the same periods in fiscal year 2020.  For the three and nine months ended July 31, 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $1,189,000 and $3,377,000, respectively.  For the three and nine months ended July 31, 2020, the Company used CARES Act financing for eligible payroll costs to offset a portion of its operating expenses by $208,000. Additionally, the Company incurred lease abandonment charges of $248,000 during the nine months ended July 31, 2020.  Partially offsetting these decreases was a decrease in capitalized software development costs, resulting from the Company not incurring any capitalized software costs during the three and nine months ended July 31, 2021, coupled with the decrease in revenue noted above.

Interest Expense – Related Party

Interest expense – related party increased $28,000, or 12% for the three months ended July 31, 2021, and increased $123,000, or 18% for the nine months ended July 31, 2021, as compared to the same periods in fiscal year 2020, due to higher average principal balances outstanding on the note during fiscal year 2021.

Net Income/(Loss)

Net loss was $64,000, or $0.01 per diluted share, for the three months ended July 31, 2021, as compared to a net loss of $250,000, or $0.03 per diluted share, for the same period in 2020.  Net income was $21,000, or $0.00 per diluted share, for the nine months ended July 31, 2021, as compared to a net loss of $12,564,000, or $1.63 per diluted share, for the nine months ended July 31, 2020, inclusive of the impairment charge of $9,874,000.  The improvement in net income/(loss) for the three and nine months ended July 31, 2021 compared with the same periods in the prior fiscal year was the result of the cost containment and cost reduction programs put in place during fiscal 2020 as described above, offset in part by a decline in revenue.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities, excluding deferred revenue and certain CARES Act grant proceeds accounted for as cash and accrued liabilities, by $8,000 as of July 31, 2021.

The note payable to a related party, G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman of the Board and significant shareholder, with a maturity of November 1, 2022, was $10,692,000 at July 31, 2021, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000. The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company has paid the interest due for the nine month period ended July 31, 2021 in the amount of $791,000. During the nine months ended July 31, 2021, Mr. Gilbert did not loan the Company any additional funds.  The Company’s stockholders’ equity had a deficit of $11,159,000 at July 31, 2021. The Company achieved net income of $21,000 for the nine months ended July 31, 2021.

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

The Company has evaluated its financial position as of July 31, 2021, including operating income of $811,000 for the nine months ended July 31, 2021, a working capital position of $8,000 (excluding deferred revenues and certain CARES Act grant proceeds accounted for as cash and accrued liabilities) and shareholders deficit of $11,159,000 as of July 31, 2021, and has requested and received a commitment from Mr. Gilbert, dated September 14, 2021, that if the Company, at any time, is unable to meet its obligations through September 15, 2022, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

The CARES Act was enacted in March 2020 and provides economic support for, among others, businesses in the airline industry.  The Company has received grants under the CARES Act, totaling approximately $6,498,000, as described in more detail below.

1.The Company has been granted government funds of approximately $3.0 million pursuant to the PSP1 for Air Carriers and Contractors under the CARES Act.  Pursuant to the Payroll Support Program Agreement entered into by the Company with the U.S. Department of the Treasury, the Company was required to, among other things, refrain from conducting involuntary employee layoffs or furloughs and reducing employee rates of pay or benefits through September 30, 2020, and is required to refrain from paying dividends or engaging in share repurchases through September 30, 2021. The Company is also required to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended July 31, 2021 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the nine months ended July 31, 2021, the Company reduced its compensation expense by $3,377,000, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement (PSP2) with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program.  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under the Payroll Support Program, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support.  Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement (“PSP3”) with the U.S. Department of the Treasury for an additional award the Company will receive under the American Rescue Plan Act of 2021.  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.   As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3.  Other conditions include prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.

Net cash used in operating activities was $3,165,000 for the nine months ended July 31, 2021, and consisted of net income of $21,000, which includes the use of federal stimulus credits of ($3,377,000), depreciation and amortization expense of $539,000, stock-based compensation expense of $178,000, adjustments to operating lease assets and liabilities, net, of ($92,000), an increase in deferred revenue of $88,000, a decrease in accounts receivable of $156,000 (including changes in doubtful accounts provisions), and a net decrease in accounts payable and accrued expenses of ($617,000).  The balance consisted of changes to prepaids and other assets of ($61,000). For the nine months ended July 31, 2021, the Company used $61,000 for the purchase of capital equipment, primarily computers and servers.  During the nine months ended July 31, 2021, the Company received $3,494,000 in federal stimulus grants under three Payroll Support Program Agreements discussed above.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. As described above, during fiscal 2020, the Company took aggressive steps to reduce its cost structure, including, but not limited to, reductions in force, furloughs and salary reduction plans.  The Company will continue to monitor costs in relation to its revenue and will take further actions as necessary consistent with the requirements of the CARES Act financing. The Company believes that it has the ability to reduce operating costs further if, at any time, such adjustments would be necessary to align the Company’s financial condition, liquidity, and capital resources with the ongoing uncertain outlook of the COVID-19 pandemic. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, the levels of cost savings already taken or which may be taken by the Company may not be practical or sustainable to support the operations necessary for the increased level of revenue.  Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from customers that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

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

As of July 31, 2021, the Company had operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately 1 month to 4 years.  The Company’s office lease contracts include options to extend the leases for up to five years.  As of July 31, 2021, the Company did not have any finance leases or leases that had not yet commenced as of such date.  Effective as of September 1, 2021, the Company has relocated its R+D office within Orlando, Florida, under the terms of a new 64-month lease.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Executive Vice President of Finance and Administration have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2021.

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

Item 5.  Other Information.

On September 14, 2021, the Company’s significant shareholder and Chairman confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through September 15, 2022. A copy of the commitment is attached as Exhibit 10.2 to this Form 10-Q and incorporated by reference into this Item 5.

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

3.2	The Company’s By-laws, dated as of May 16, 1988, are incorporated by reference from Exhibit 3-14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

3.2.1	Amendment to the Company’s By-Laws, dated as of September 6, 2019, is incorporated by reference from Exhibit 3.2.1 to our Quarterly Report on Form 10-Q filed on September 11, 2019.

10.1	PASSUR Aerospace, Inc. 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2019.

10.1.1

First Amendment to PASSUR Aerospace, Inc. 2019 Stock Incentive Plan, effective as of July 8, 2020, is incorporated by reference from Exhibit 10.1.1 to our Quarterly Report on Form 10-Q filed on September 14, 2020.

10.1.2	*Second Amendment to PASSUR Aerospace, Inc. 2019 Stock Incentive Plan, dated August 16, 2021.

10.2	*Commitment of G.S. Beckwith Gilbert, dated September 14, 2021.

10.3	*Lease Agreement, dated as of July 28, 2021, between the Company and EIP UP, LLC.

31.1	*Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

*Certification of Executive Vice President of Finance and Administration pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification of Executive Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: September 14, 2021	By:	/s/ Brian G. Cook

Brian G. Cook
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 14, 2021	By:	/s/ Sean Doherty

Sean Doherty
Executive Vice President of Finance and Administration (Principal Financial and Accounting Officer)