Form 10-K
period 2021-10-31
PASSUR Aerospace, Inc.
filed 2022-01-26
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the voting shares of the Registrant held by non-affiliates as of April 30, 2021, was $1,993,991.

The number of shares of common stock, $0.01 par value, outstanding as of December 31, 2021, was 7,712,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of the Company (the “2022 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of October 31, 2021, are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statements

The consolidated financial information provided in this Annual Report on Form 10-K (including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources,” below) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's (defined below) future plans, objectives, and expected performance. The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the uncertainties related to the ability of the Company to sell its existing product and professional service lines, as well as in new products and professional services (due to potential competitive pressure from other companies or other products), as well as the potential for terrorist attacks, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC.  Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company’s business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Readers are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K.

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

PASSUR delivers digital solutions that are essential to global aviation operations, meeting the needs of global air travel as well as supporting the recovery of the aviation industry from the ongoing COVID-19 crisis.  The structure and execution of operations within the aviation industry has fundamentally changed as a result of this crisis due to the significant change in the economics required to support current conditions, a return to normal operations and profitability, and to assist in mitigating health risks.

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

Predictive Analytics: Predictive technology (xETA™) powered and delivered by state-of-the-art machine learning algorithms uses live and historical flight data from terrestrial and satellite ADS-B sources, airline schedules, flight plans, ANSPs, weather and airports.

Workflow Optimization: Customizable user interface and collaboration components, configurable by event type and user role (airport, airline, ANSP, FBO), optimally manage cross functional workflows and air traffic flow management (ATFM), such as departure sequencing and irregular operations (IROPs) management.

ARiVA™ increases safety and reduces operating costs while improving customer loyalty and retention through unique collaborative decision support capabilities within and between airlines, airports, FBOs and ANSPs. ARiVA™ is available globally on a subscription basis. Relative to competing systems, the ARiVA™ Platform is deployed faster, is more economical to operate, and contains richer capabilities.

The Company’s revenues are generated by selling (1) subscriptions to a real-time decision and solution platform and, (2) professional services.  Under the subscription model, customer typically signs a contract for access to the solution ranging from one to five years.

The Company currently owns 27 issued patents and has an additional nine patent applications pending with the United States Patent Office. The issued patents expire in various years through 2036.  The Company also owns a federal registered trademark in the mark PASSUR and allowed federal trademarks for the marks Airwayz, NextGen2 and NextGen3.

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

•Access a complete set of sustainability processes and tools to maximize fuel savings and CO2 reductions

•Gain understanding of the current airport throughput and airspace situation for future opportunities

ARiVADATA

ARiVADATA is a comprehensive data solution, providing:

•Real time operations control (airborne operations and airfield operations)

•GADSS (Global Aeronautical Distress & Safety System) compliance

•Operational safety

•Traffic analysis

•Statistical reporting

•Aircraft asset tracking (Airfield surface vehicles)

ARiVADATA consists of: (1) ARiVA Global Feed (real-time tracking, predictions, milestones); (2) Standardized Data Queries & Reports; and (3) Customized Reports.

The Company believes its business opportunities come from the following industry conditions and potential demand drivers:

Aviation Industry Dynamics

•Extreme economic pressure to support operations, has required minimization of the cost per available seat mile (CASM)

•Focus on ramping up operations and addressing ramp up issues including rapid schedule changes, staffing and asset shortages and the loss of key institutional knowledge resulting from staffing attrition

•Significant demand for self-learning systems and data, that provide predictive capabilities which improve situational awareness and decision making, on a single, integrated platform

•Change in market conditions due to economic cost drivers, supporting subscription services in Build vs. Buy scenarios

•Requirement to support operations with reduced resources increased the need for efficiency driven by collaborative platforms between aviation constituencies and stakeholders

•FAA and aviation industry activities in preparation to transition to Trajectory Based Operations (TBO)

•   The upcoming ICAO (International Civil Aviation Organization) mandate to implement its GADSS initiative, requiring tracking of certain aircraft in distress, has created a need for airlines and aviation support organizations to have access to real time tracking information

Government Policy

•Focus on health and safety related to COVID- 19

Requirements for advance alerting of conditions that can create risks to public health due to unplanned or irregularly created operational conditions (such as congestion) that violate continuously evolving health regulations.

•Emphasis on infrastructure spending.

New commitments to large-scale aviation programs, including upgraded technologies and services similar to those provided by PASSUR’s ARiVA™ platform.

•Lower tolerance for severe disruptions.

Changes in public policy in the form of expensive fines levied on airlines reflect this change of attitude. Consumers want better information relating to aviation and fewer delays.

•Limiting carbon emissions becoming a greater focus.

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

Competition

The Company’s ARiVATM platform fuses global aircraft surveillance, airport and airspace data to provide airline, airport and ANSPs with situational awareness (flight tracking), predictive analytics, collaborative decision making (CDM) and workflow optimization solutions.  ARiVATM is a global, data driven, software as service (SaaS) platform which can be configured and implemented faster than competitive systems, with minimal capital investment, with costs proportional to the volume of operations.  ARiVATM solutions are available through a configurable user interface or as a data service through an application programming interface. ARiVATM’s core design integrating airline, airport and ANSP data, combined with its predictive analytics, collaboration and communication capabilities, enables all stakeholders to optimally participate in the CDM process.  The Company believes that due to the breadth of data inputs aggregated into the ARiVATM Global Data Feed, it maintains an industry-leading position in terms of global data coverage.

There are other forms of surveillance, flight tracking, collaboration/communication and aviation business intelligence products on the market. Based on the various end uses of the Company’s products, primary competitors include Saab-Sensis, The Weather Company/IBM, Harris Corporation, Amadeus, Thales, IDS, Metron, FlightAware, and Mosaic ATM. Many of these companies have larger sales forces and greater financial resources than the Company.

Source of Materials

The Company is heavily reliant on data subscriptions for surveillance, air navigation, etc.  Some of these data sources have multiple providers, but others, which do not, are crucial in their respective regions, and the disruption to these data feeds would negatively affect service delivery.  The Company also obtains computer and network components from multiple sources for the majority of its components.

Dependence on Certain Customers

The Company’s principal business is to provide predictive analytics and decision support technology for the aviation industry to primarily improve the operational performance and cash flow of its aviation customers. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Three customers accounted for 21%, or $1,302,000, of total revenues in fiscal year 2021. Of these three customers, one customer accounted for 8%, or $478,000, of total revenues in fiscal year 2021.  A second customer accounted for 7%, or $435,000, and a third customer accounted for 6%, or $389,000, of total revenues in fiscal year 2021.  The contract with the customer that accounted for 7% of fiscal 2021 revenue in the amount of $435,000 expired on September 1, 2021 and was not renewed.  Negotiations with such customer for a new, modified contract are ongoing.  Three customers accounted for 36%, or $4,176,000, of total revenues in fiscal year 2020. Of these three customers, one customer accounted for 13%, or $1,538,000, of total revenues in fiscal year 2020.  This customer was given concessions of approximately $513,000 during the fourth quarter of fiscal year 2020, as a result of the COVID 19 pandemic.  A second customer accounted for 12%, or $1,440,000, and a third customer accounted for 10%, or $1,198,000, of total revenues in fiscal year 2020.  The contracts with both of these customers expired during fiscal 2020 and were not renewed.  Negotiations with these customers are continuing.  International revenues were approximately 17% of total revenues in fiscal 2021, as compared with 13% of total revenues in fiscal 2020.

As of October 31, 2021, the Company had two customers each of which accounted for more than 10% of the accounts receivable balance.  One customer accounted for 18%, or $164,000, and another accounted for 17%, or $151,000, of the accounts receivable balance as of October 31, 2021.  Three other customers each accounted for accounts receivable ranging from 6% to 7% of the total accounts receivable at such time.  As of October 31, 2020, the Company had four customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 38%, or $597,000, and three customers accounted for 10% each, with balances ranging from $151,000 to $159,000, as of October 31, 2020.  Credit losses historically have been immaterial. However, one major customer included above for fiscal 2021 and 2020, had a significant past due accounts receivable balance, which the Company has fully reserved as of the fiscal years ended October 31, 2021 and 2020.

Governmental Regulations

The Company is subject to governmental regulations on the use and distribution of flight-tracking data. The Company maintains strict security protocols for its data in order to comply with applicable governmental regulations.

In provision of its services, the Company utilizes data from government and commercial data sources.  In particular, FAA SWIM and EUROCONTROL Business-to-Business (B2B) data services are heavily used. Many of the data elements received through these government data sources are augmented or backed up from commercial data sources.  However, SWIM or B2B data interruptions would negatively affect ARiVATM platform service delivery.

Environmental Costs

The Company is not aware of any environmental issues that would have a material adverse effect on future capital expenditures or current and future business operations.

Employees

The Company employed 45 employees, of which 40 were full-time, including two officers, as of October 31, 2021. None of its employees is subject to any collective bargaining agreements.

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

Item 1A.  Risk Factors

Risks Relating to the Aviation Industry

The software business for the aviation industry is highly competitive, and failure to adapt to changing industry needs could adversely affect our results of operations, business, and financial condition.

The Company’s revenues are primarily derived from customers in the aviation industry, and the Company’s success is dependent on the general conditions of the aviation industry. As the aviation industry seeks to be more cost effective, product pricing becomes increasingly important for our customers. As a result, we may experience increased competition from certain low-priced competitors. We continue to develop new products, professional services and existing product enhancements, but may still be unsuccessful in meeting the needs of our industry in light of other alternatives available in the market. In addition, the pricing of our new products, professional services and existing product enhancements may be above what is required by the marketplace. Our inability to bring new products, professional services or existing product enhancements to the market in a timely manner, or the failure to achieve industry acceptance, could adversely affect our business, financial condition, operating results and cash flow.

Moreover, the industry in which we compete is marked by rapid and substantial technology change, the steady emergence of new companies and products, as well as evolving industry standards and changing customer needs. We compete with many established companies, and some of these companies may have substantially greater financial, marketing and technology resources, larger distribution capabilities, earlier access to potential customers, and greater opportunities to address customers’ various information technology requirements.

New governmental regulations affecting the aviation industry may have a material adverse impact on the Company’s business.

The aviation industry is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Since substantially all of the Company’s current revenues are derived from airports, airlines or related businesses, continued increased regulations of the aviation industry could have a material adverse impact on the Company’s business.

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

The Company’s ability to successfully implement its revenue growth plan depends on the aviation industry’s recovery from the continuing coronavirus (COVID-19) pandemic.

During the past two years, the aviation and travel industries, which are served by the Company and its products, have been severely affected by the continuing COVID-19 outbreak.  Travel restrictions and other measures imposed by most jurisdictions, coupled with the general public’s reluctance to travel during this time, resulted in a precipitous decline in demand for air travel. As a result, our customers in the aviation and travel industries drastically reduced their capacity and operations from 2020 into 2021, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company faced increased economic pressures and experienced a significant loss of revenue during the two-year period ended October 31, 2021. While the Company anticipates a return to an improved economic environment in fiscal 2022, the recovery in the aviation and travel industries will depend on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of any variants to the COVID-19 virus, the continuing actions to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), and the length of time before the public feels safe to travel.  All of these variables may have an impact on how quickly the aviation industry can recover, which in turn may affect the revenue and earnings of the Company going forward.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of the COVID-19 Pandemic, below.

Risks Relating to Operations, Financial Performance and Capital Resources

The cessation of funding under the CARES Act and the Rescue Act may have a significant negative impact on the Company’s results of operations.

The Company’s results of operations for the fiscal year ended October 31, 2021 were substantially improved by the receipt of funding under the CARES Act and the Rescue Act. In the absence of such funding, the Company’s income from operations for the year ended October 31, 2021 would have decreased by approximately $4.6 million to a loss of $3.4 million, income before income taxes for the same period would have decreased by approximately $4.6 million to a loss of $4.5 million, and net income would have decreased by approximately $4.6 million to a loss of $4.5 million. The Company does not currently anticipate receiving similar funding during the year ending October 31, 2022. Accordingly, there are no assurances that the Company will be able to achieve the same level of financial performance for the year ending October 31, 2022, as compared to the year ended October 31, 2021.

Reliance on the Company’s quarterly operating results as an indication of future results is inappropriate due to potentially significant fluctuations.

The Company’s future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

•delays and/or decreases in the signing and invoicing of new contracts;

•the length of time needed to initiate and complete customer contracts;

•the introduction and market acceptance of new and enhanced products and services;

•the costs associated with providing existing and new products and services;

•economic conditions and the impact on the aviation industry of acts of terrorism; and

•the potential of future terrorist acts against the aviation industry and the adverse effects of any terrorist attacks or other international hostilities.

Accordingly, quarter-to-quarter comparisons of the Company’s results of operations should not be relied upon as an indication of performance.

The cost reduction measures already taken by the Company, or that may be taken going forward, could adversely affect future results of operations.

During fiscal 2020 and 2021, the Company took aggressive steps to reduce its cost structure and implemented a number of cost reduction initiatives (consistent with the requirements of the CARES Act and the Rescue Act financing), including, but not limited to, reductions in workforce, furloughs and salary reduction plans.  The Company believes that it has the ability to further reduce operating costs as may be necessary to attempt to maintain the Company’s current level of profitability in the absence of funding under the CARES Act and the Rescue Act and align the Company’s financial condition, liquidity and capital resources with the uncertain outlook of the COVID-19 pandemic and the prospects of the aviation industry. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost of Revenues, below.

However, if the recovery of the air transportation industry accelerates and customer demand for the Company’s products and services quickly returns to pre-COVID-19 levels, the levels of cost savings already achieved by the Company (or additional cost reduction measures that may be taken by the Company) may not be practical or sustainable to support the operations necessary for the increased level of customer demand. In such event, a substantial reduction of expenses may have a material adverse impact on the Company’s ability to implement its revenue growth plan by offering new products and services to existing customers, as described under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key 2021 Developments”, below.  Therefore, no assurances can be given that a significant reduction in costs will enable the Company to maintain the level of profitability reported for the year ended October 31, 2021.

The Company may be unable to raise additional funds to meet its operating capital requirements going forward.

If the Company is unable to generate sufficient cash flows from operations to meet its operating capital requirements, the Company may need to obtain external capital on commercially reasonable terms. The Company has received a commitment from G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, dated January 26, 2022, that if the Company, at any time, is unable to meet its obligations through January 27, 2023, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. While Mr. Gilbert has provided similar financial support commitments to the Company in the past, there are no assurances that this commitment will continue to be available to the Company beyond January 27, 2023.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, below.

If the Company is not successful in meeting its revenue growth targets for fiscal 2022 and is unable to further reduce expenses without impairing its ability to implement its growth strategy, then it may be necessary for the Company to obtain additional capital from third parties on market terms then generally available to companies similarly situated with the Company. Although the Company frequently monitors the market for available investment capital, the Company cannot now predict whether additional capital will be available or the costs, terms and conditions under which additional capital may be available to it. Consequently, there can be no assurances that the Company will be able to obtain additional capital to implement its business plan for revenue growth.

A limited number of customer contracts accounts for a high percentage of the Company’s revenues, and the inability to replace a key customer contract could adversely affect its results of operations, business, and financial condition.

The Company relies on a small number of customer contracts for a large percentage of its revenues and expects that a significant percentage of its revenues will continue to be derived from a limited number of customer contracts. The Company’s top five customers comprised 30% of revenue in fiscal year 2021. The Company’s business plan is to obtain additional customers and where possible, re-establish relationships with previous customers once the industry recovers from the effects of the COVID-19 pandemic.  But the Company anticipates that near-term revenues and operating results will continue to depend on large contracts from a small number of customers.

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

Legal and Regulatory Risks

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

The Company currently owns twenty-seven issued patents and has an additional nine patent applications which are pending with the United States Patent Office, some of which relate to newly developed internet-based software applications. The issued patents expire in various years through 2036. The Company intends to seek additional patents on its products, technological advances, and/or software applications, when appropriate. There can be no assurance that patents will be issued for any of its pending or future patent applications, or that any claims allowed from such applications will be of sufficient scope or provide adequate protection or any commercial advantage to the Company. Additionally, competitors may be able to design around patents and possibly affect commercial interests.

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

General Risk Factors

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

The Company's primary software development facility is located at 3452 Lake Lynda Drive, Suite 190, Orlando, Florida. Effective September 1, 2021, the Company entered into a 64-month lease for its offices for 1,793 square feet of office space at an average annual rental rate of $51,400.

During fiscal 2021, the Company recognized gains on settlements of certain leases, primarily for PASSUR Network System leases, of approximately $54,000.  During 2020, the Company reached settlement agreements with landlords to terminate existing leases and vacate its facilities in Bohemia, New York, Vienna, Virginia and Irving, Texas.  Activities previously performed at these locations have been consolidated into the Company’s remaining facilities.  The termination of these lease agreements will result in an average annual overall facility cost savings of approximately $625,000.

The Company believes these rates are competitive and are at or below market rates. The Company’s headquarters and software development facilities are suitable for its requirements.

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

The following table sets forth the reported high and low sales prices for the Common Stock for each quarterly period during the Company's last two fiscal years, as reported by the OTC Pink market:

Period	Prices*
Fiscal year ended October 31, 2021	High	Low

First quarter	$0.51	$0.23
Second quarter	$0.89	$0.33
Third quarter	$2.25	$0.57
Fourth quarter	$0.99	$0.51

Fiscal year ended October 31, 2020

First quarter	$1.40	$1.05
Second quarter	$1.10	$0.59
Third quarter	$0.95	$0.25
Fourth quarter	$0.50	$0.25

*The quotations represent prices on the over-the-counter market between dealers in securities and do not include retail markup, markdown, or commission. Further, the quotations do not necessarily represent actual transactions.

(b)  Holders

The number of registered equity security holders of record as of October 31, 2021 was 139, as shown in the records of the Company’s transfer agent.

(c)  Dividends

The Company has never paid cash dividends on its shares. The Company does not anticipate paying cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Information with respect to securities authorized for issuance under the Company’s equity compensation plans as of October 31, 2021, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants, and rights	Weighted average exercise price of outstanding stock options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2,270,000(1)	$1.53(1)	4,167,500
Equity compensation plans not approved by security holders	-	-	-
Total	2,270,000(1)	$1.53(1)	4,167,500

(1) Includes an aggregate of 797,500 shares of Common Stock issuable (subject to vesting) with respect to restricted stock unit (RSU) awards granted pursuant to the Company’s 2019 Stock Incentive Plan, as amended (the “Plan”) on October 22, 2021, at a grant date fair market value of $0.63 per share, which RSU awards vest ratably over a three-year period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of the COVID-19 Pandemic

During the years ended October 31, 2021 and 2020, the aviation and travel industries, which are served by the Company and its products, were severely affected by the COVID-19 outbreak.  Travel restrictions and other measures imposed by most jurisdictions, coupled with the public’s reluctance to travel during this time, resulted in a precipitous decline in demand for air travel, and our customers in the aviation and travel industries drastically reduced their capacity and operations from 2020 into 2021 as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company has faced increased economic pressures and experienced a significant loss of revenue during the two-year period ended October 31, 2021. The Company anticipates a return to an improved economic environment in fiscal 2022 given the state of vaccinations, treatments available, and changes in public behaviors.  The recovery, however, depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of any variants to the COVID-19 virus, the continuing actions to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), and the length of time before the public feels safe to travel.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.  See “Risk Factors”.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), enacted in March 2020, as well as subsequently enacted legislation, including the American Rescue Plan Act of 2021 (the “Rescue Act”), have provided economic support for, among others, businesses in the airline industry.  The Company has received grants under both the CARES Act and the Rescue Act (collectively referred to herein as “CARES Act grants”), totaling approximately $6,498,000, as described in more detail below.

1.In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program (“PSP1”). The relief payments were received in three installments from July 2020 through September 2020.  Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of certain employee wages, salaries and benefits.  The Company has used such relief payments for such purpose.  The Payroll Support Program Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program (“PSP2”).  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such relief payments for such purpose.  The Payroll Support Program Extension Agreement for PSP2 provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions including prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury for an award the Company received under the Rescue Act (PSP3”).  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.  As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such proceeds for such purpose.  The Payroll Support Program 3 Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.  The amount of unused stimulus funding as of October 31 2021 and 2020 was $856,000 and $1,934,000 (exclusive of $3,495,000 in grants received after October 31, 2020), respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act during the two-year period ended October 31, 2021 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the years ended October 31, 2021 and 2020, the Company reduced its compensation expense by $4,578,000 and $1,130,000, respectively, as the CARES Act grant proceeds received by the Company were used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

Additionally, provisions under the CARES Act allow the Company to defer payment of the employer’s share of social security taxes incurred from March of 2020 through December 31, 2020.  The amount of payroll taxes subject to deferred payment is approximately $139,000.  Under the terms of the legislation, 50% of the deferred payroll taxes were due and paid by December 31, 2021, and the remaining 50% are due and payable by December 31, 2022.

The Company has taken several actions beginning in April 2020 and prior to receiving CARES Act funds, to mitigate the effects of the COVID-19 pandemic on its business, as outlined below:

•Eliminated or furloughed approximately one-third of then-existing positions (all furloughed employees were offered an opportunity to return, subsequent to the Company receiving the CARES Act funds);

•Instituted a temporary pay reduction plan affecting essentially all of the then-remaining employees;

•Reduced the use of outside consultants;

•Decommissioned the PASSUR Network to reduce data feed and telecom costs; and

•Reduced and/or eliminated other operating expenses that were not critical to the short-term outlook of the Company.

The effects of the actions above were reflected in lower costs of revenues, research and development and administrative costs in fiscal years 2021 and 2020, compared to fiscal 2019, and the Company anticipates that such cost savings will continue into fiscal 2022.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.  See “Risk Factors.”

Overview

PASSUR is a global leader in digital operational excellence.  The Company’s trusted platform, combined with professional services, helps customers reduce operational complexity and lower operating expenses.

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

The Company provides its solutions to airlines and airports in the U.S., as well as an airline in Latin America.  The global market presents an opportunity to network more customers in a broader market.

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

The Company’s major achievements during fiscal year 2021 are summarized below:

Despite the ongoing difficulties that the COVID-19 pandemic presented for the aviation industry, PASSUR was able to secure 19 new contracts with a mix of new customers and existing customers with incremental revenue and renew 42 of 48 contracts, with the six losses directly attributed to reduced flight volumes due to the COVID-19 pandemic.

In 2021, PASSUR:

•Launched a new data service (ARiVADATA ) in August, 2021, leading to several new customer wins

•Continued to enhance the ARiVATM platform, aligned to revenue and market opportunities

•Began the process of migrating from our co-location infrastructure to a cloud based, secure, resilient, and scalable platform

•Integrated an additional 25,000 terrestrial ADS-B sensors, completed the integration of Aireon satellite surface and in-flight data feeds

•Enhanced the value of the ARiVATM platform through improvements in implementation of machine learning capabilities and enhanced algorithms

Key 2021 Developments

Introduction of the ARiVADATA Data Service

ARiVADATA is one of the market leading aviation data solutions, designed to reduce operating costs by providing predictive and real-time insights into complex aviation operations, delivered through an application program interface (API).  Some features include:

•Global predictive aircraft situational awareness through machine learning

•Real time operations control (airborne operations and airfield operations)

•Gate-to-gate surface and airborne tracking on a single platform

•Compliance with the ICAO GADSS mandate (described below)

•Traffic analysis

•Statistical reporting

As of January 1, 2023, the ICAO GADSS mandate requires aircraft to be continuously tracked anywhere in the globe, including over water, mountains, and other uncontrolled airspace, with a minimum update rate of 15 minutes – switching to updates every one (1) minute under “distress conditions.”

In 2021, PASSUR was able to create the ARiVA  Global Feed (AGF), which fuses over 44 data feeds, including from multiple government, ANSP, and commercial surveillance sources.  AGF consolidates in one feed all of the data required by operators and aviation software support companies to maintain GADSS aircraft tracking compliance.

New Customer Wins and Renewals

During 2021, despite the ongoing difficulties that the COVID-19 pandemic presented for the aviation industry, in a testament to our ability to meet customer needs and continue to assist them in achieving meaningful operational savings, PASSUR was able to secure 19 new contract wins, through a mix of new customers and existing customers with incremental revenue, on our new ARiVATM platform, while at the same time renewing and migrating 42 customer contracts, from our legacy services to the ARiVATM platform.  New wins and renewals crossed all customer segments, including Airports, Airlines as well as FBOs.

Expansion of the PASSUR Partnership Footprint

PASSUR has now taken what we believe to be a market leading position in terms of our global ADS-B coverage through the addition of the AirNav Systems ADS-B network into our satellite and existing extensive terrestrial ADS-B coverage.

Migration of the ARiVATM Platform to Cloud-Based Computing

In 2020, PASSUR took the opportunity to migrate away from a hardware-based data collection platform and become an aggregator of global data.   In 2021, PASSUR started a similar journey to migrate from our legacy, hardware-based co-location infrastructure platform, to a cloud-based platform.  Starting with development instances, the Company believes that it is poised to successfully transition all of our key products to the cloud by the second quarter of fiscal year 2022.  We believe this will aid PASSUR in achieving greater security, resiliency, and cost performance, in addition to positioning us for scalable growth moving forward.

Setting the Stage for Global Expansion

In the past, PASSUR revenue growth was challenged due to dependencies on its proprietary hardware network, deployed at specific locations, mainly within the continental United States.  Over the last 18 months, PASSUR has gone through a major evolution to become a next-generation SaaS company and has focused on sourcing and aggregating global data feeds (satellite as well as terrestrial), as well as additional data or information required to enhance the ARiVATM platform’s effectiveness.  As part of this evolution, PASSUR substantially enhanced our platform capabilities to enable new and existing services to be delivered across all customer segments on a global basis.  These enhancements include improvements to our artificial intelligence/machine learning engine, visualization, alerting, and collaborative decision-making capabilities.

By delivering these enhancements in 2021, PASSUR believes, subject to the factors described under “Risk Factors”, that it is now optimally positioned to service all stakeholders within the aviation industry on a global basis.

PASSUR Network

Certain of PASSUR’s services traditionally relied on our proprietary network of sensors for aircraft surveillance - the  PASSUR and Surface Multilateration (“SMLAT”) Network Systems (both collectively, the “PASSUR Network”).  During the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets during the second quarter of fiscal 2020.  As a result, during the year ended October 31, 2020, the Company wrote off the total remaining carrying value applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included as an impairment charge for the year ended October 31, 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.  The Company essentially completed the decommissioning process during fiscal year 2021.

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

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers have been severely impacted by the COVID-19 outbreak and the rapid decline in air travel.  As a result, the Company experienced downturns in its revenues for fiscal years 2021 and 2020, as compared to revenues for fiscal year 2019.  See “Risk Factors.”

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

In fiscal year 2021, total revenues decreased $5.4 million, or 47%, to $6,157,000, as compared to $11,529,000 in fiscal year 2020. The decrease in total revenues was primarily due to a decrease in subscription revenue of $5.2 million or 47%, and a decrease in consulting and other revenue of $186,000 to $407,000, as compared to fiscal year 2020.

The decrease in subscription revenue of $5.2 million was primarily due to several expiring airline and airport contracts that were not renewed, which were offset in part by new contracts for subscription services closed during fiscal year 2021 and net incremental revenue recognized during both periods in fiscal years 2020 and 2021 related to new contracts closed during fiscal year 2020.

The Company was engaged in ongoing discussions with two of its customers about the possible renewal of certain existing contracts which had expired at various times from January 31, 2020 through May 31, 2020, but certain parts of these contracts had been renewed on a short-term interim basis. These contracts were not renewed in full or in part, which resulted in the loss of potential revenue generated from these contracts of approximately $2,322,000 for fiscal 2020.  Additionally, the Company agreed with one of its customers to a temporary suspension of billings during the period from August 1, 2020 through October 31, 2020 as a result of the COVID-19 pandemic.  This reduced the Company’s fiscal 2020 revenue by approximately $513,000.

The decrease in consulting and other revenue of $186,000 to $407,000 for the year ended October 31, 2021, as compared to $593,000 for the same period in 2020, was due to several new professional service agreements entered into in fiscal 2020 that did not recur in fiscal 2021.

The Company continues to enhance its wide selection of products by developing and deploying new software applications and solutions to better address customers’ needs, all of which are easily deliverable through web-based applications or as stand-alone professional services.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, amortization of previously capitalized software development costs, communication costs, data feeds, travel and entertainment, and consulting fees.  Previously, cost of revenues in each reporting period was impacted by capitalized costs associated with software development and data center projects, costs associated with upgrades to PASSUR and SMLAT Systems necessary to make such systems compatible with new software applications (all referred to as “Capitalized Assets”), depreciation of PASSUR and SMLAT Systems as well as the ordinary repair and maintenance of existing PASSUR and SMLAT Systems. Additionally, cost of revenues in each previous reporting period was impacted by the number of PASSUR and SMLAT System units added to the PASSUR Network, which included the production, shipment, and installation of these assets (largely installed by unaffiliated outside contractors), which had previously been capitalized to the PASSUR Network. In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets during the second quarter of fiscal 2020.  The total balance attributable to the PASSUR Network was written off as of April 30, 2020, as described in more detail below.  The Company essentially completed the decommissioning process during fiscal year 2021.  In prior periods, the labor and fringe benefit costs of the Company employees involved in creating Capitalized Assets were capitalized, rather than expensed, and amortized over three years, as determined by their projected useful life. The Company did not capitalize any software development costs, as well as related network and data center costs, subsequent to January 31, 2020.  Given business conditions in the aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

As a result of the industry changes in response to the COVID-19 pandemic (described in “Impact of the COVID-19 Pandemic,” above), the corresponding review conducted by the Company and the resultant write-offs taken during fiscal 2020, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will continue to decrease in the future.

Cost of revenues decreased $3,900,000, or 63%, to $2,277,000 for the year ended October 31, 2021, as compared to $6,187,000 in fiscal year 2020. During fiscal year 2021, cost of revenues decreased as a result of decreases in personnel costs as well as reductions in depreciation and amortization expense and consulting costs, which were offset in part by a decrease in capitalized software development costs as a result of the Company not incurring any capitalized software costs subsequent to January 31, 2020.  In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry that began in fiscal year 2020 due to the ongoing global COVID-19 pandemic (which uncertainty has continued), during the second quarter of fiscal year 2020, the Company undertook a review of its operating costs to more closely align those costs with its forecast for revenue.  Prior to receiving CARES Act financing, the Company realized cost savings during fiscal 2020 from reductions in force, furloughs and temporary reductions in salaries, combined with the continued reduction in the use of outside development consultants. Also, as part of this review, the Company exited three leased facilities and terminated the related lease agreements.  For the years ended October 31, 2021 and 2020, the Company was able to use grants under the CARES Act and the Rescue Act to offset its compensation expense in cost of revenues by $1,995,000 and $473,000, respectively. Without the grants under the CARES Act and Rescue Act, Cost of revenues would have been $4,272,000 and $6,660,000 for the years ending October 31, 2021 and 2020, respectively.  See “Risk Factors.”

Costs of revenues was 37% of revenue in fiscal year 2021 compared with 54% in fiscal year 2020.

Research and Development

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software, and information products.

Research and development expenses decreased $131,000, or 39%, to $207,000 for fiscal year 2021, as compared to $338,000 for fiscal year 2020.  The decrease in research and development was primarily attributable to a decrease in personnel related costs as compared to the prior year, as a result of the reductions in force and salary reduction programs discussed earlier.  For the years ended October 31, 2021 and 2020, the Company was able to use grants under the CARES Act and the Rescue Act to offset its research and development compensation expense by $127,000 and $16,000, respectively. Without the grants under the CARES Act and Rescue Act, Research and Development expenses would have been $334,000 and $354,000 for the years ending October 31, 2021 and 2020, respectively.  See “Risk Factors.”

The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers. There were no customer-sponsored research and development activities during fiscal years 2021 and 2020. Research and development expenses are funded by current operations.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $3,947,000, or 61%, to $2,520,000 for the year ended October 31, 2021, as compared to $6,467,000 in the same period in 2020. The decrease was primarily due to decreases in personnel related costs, professional and other consulting expenses, marketing and travel costs.  These decreases were the result of the Company’s concerted efforts to streamline its operations in line with the reduced level of revenue due to the impact of the COVID-19 pandemic (as described above).  For the years ended October 31, 2021 and 2020, the Company was able to use proceeds from the PSP grants of the CARES Act and the Rescue Act to offset its compensation expense within selling, general and administrative expense by $2,456,000 and $641,000, respectively.  Without the grants under the CARES Act and Rescue Act, Selling, general, and administrative expenses would have been $4,976,000 and $7,108,000 for the years ending October 31, 2021 and 2020, respectively.  See “Risk Factors.”  Also, as part of the review of its operating costs described above, the Company exited three leased facilities (during June and July 2020) and terminated the related lease agreements and reduced the leased square footage at another location.  Annualized rent savings related to these undertakings represent approximately $311,000.

Impairment Charges

Certain of PASSUR’s services traditionally relied on our proprietary network of sensors for aircraft surveillance. During the second quarter of 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other date feeds available to the Company, which would provide a more cost-effective solution and allow the Company to focus more on value-added analytics and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of the PASSUR Network system assets during the second quarter of fiscal 2020.  As a result, the Company wrote off net assets applicable to the total book value of the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included in the impairment charge for the year ended October 31, 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.  The Company essentially completed the decommissioning process during fiscal year 2021.

As a result of the FAA mandate and the corresponding review conducted by the Company, which resulted in the commencement of the decommissioning of the PASSUR Network during fiscal year 2020, the Company anticipates that the costs of maintaining and operating these systems, including depreciation and related data feed costs, will decrease materially in the future.

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

The Company did not capitalize any software development costs for any periods subsequent to January 31, 2020. As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company during the second quarter of 2020 and the resultant write-offs, the Company anticipates that its level of capitalized software development, along with related amortization of such costs, will continue to decrease materially in the future.

The total amount of these charges and write-offs are included as an impairment charge for the year ended October 31, 2020 in the amount of $9,874,000.

Income/(Loss) from Operations

Income from operations for the year ended October 31, 2021 was $1,153,000, an increase of $12,490,000, or 110%, as compared to a loss from operations of $11,338,000 for the year ended October 31, 2020 (inclusive of the impact of the impairment charges recorded during the second quarter of 2020).  Excluding the impact of the impairment charges of $9,874,000 in fiscal 2020, income from operations in fiscal 2021 improved by $2,616,000, or 179%, from a loss of $1,463,000 for the year ended October 31, 2020.  The improvement in income from operations (excluding the impairment charges) was primarily due to a decrease in operating expenses of $7,988,000, or 62%, as compared to fiscal year 2020, which was partially offset by a decrease in revenue of $5,371,000, or 47%.  Income  from Operations for the year ended October 31, 2021 would have decreased by $4,578,000, to a loss of ($3,425,000) in the absence of funding from the CARES Act and Rescue Act, while the Loss from Operations for the year ended October 31, 2020 would have increased by $1,130,000 to ($12,468,000) in the absence of funding from the CARES Act.

Interest Expense – Related Party

Interest expense – related party for the year ended October 31, 2021 increased $150,000, or 17%, as compared to the same period in 2020, due to the higher average principal balances on the note payable to Mr. Gilbert (described below) during fiscal year 2021.

Income/(Loss) Before Income Taxes

Income before income taxes for the year ended October 31, 2021 increased $12,363,000, or 101%, to $96,000, as compared to the loss before income taxes of $12,267,000 for the fiscal year 2020 (including the effect of the impairment charges of $9,874,000 recorded during the second quarter of 2020).  Excluding the impairment charges, income before income taxes for the year ended October 31, 2021 represented an improvement of $2,489,000 from the loss before income taxes for the year ended October 31, 2020.  The improvement was the result of the cost control measures put in place during fiscal 2020.  Income before income taxes for the year ended October 31, 2021 would have decreased by $4,578,000, to a loss of ($4,482,000) in the absence of funding from the CARES Act and Rescue Act, while the Loss before income taxes for the year ended October 31, 2020 would have increased by $1,130,000 to ($13,397,000) in the absence of funding from the CARES Act.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company’s best estimate of current and future taxes to be paid.  The Company’s provision for income taxes in each fiscal year consists of federal and state taxes.

For the fiscal year ended October 31, 2021, the Company recorded an income tax provision of $3,000 on pre-tax income of $96,000, resulting in a 3% effective tax rate.  The difference between the effective rate and the U.S. federal statutory rate of 21% primarily related to pre-tax losses for which no tax benefit has been provided as the Company concluded that its deferred tax assets were not realizable on a more-likely-than-not basis.

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

Net Loss

The Company had net income of $93,000, or $0.01 per diluted share, for the year ended October 31, 2021, as compared to a net loss of $12,304,000, or $1.60 per diluted share, for  fiscal year 2020 (inclusive of the impact of the impairment charges of $9,874,000 recorded during the second quarter of 2020).  Net Income for the year ended October 31, 2021 would have decreased by $4,578,000, to a loss of ($4,485,000) in the absence of funding from the CARES Act and Rescue Act, while the Net Loss for the year ended October 31, 2020 would have increased by $1,130,000 to ($13,434,000) in the absence of funding from the CARES Act.  See “Risk Factors.”

Impact of Inflation

In the opinion of management, inflation did not have a material effect on the operations of the Company during fiscal year 2021, including selling prices, capital expenditures, and operating expenses.  However, the increase in inflation during 2022 may, if continued, have a material adverse effect on the financial performance of the Company in fiscal 2022.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities (excluding deferred revenue and certain CARES Act grant proceeds) by $264,000 as of October 31, 2021. The Company also expended cash in operating activities of approximately $4.6 million and $1.4 million during the fiscal years ended October 31, 2021 and 2020.  The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2023 (upon the execution of the Eighth Debt Extension Agreement, described below), was $10,692,000 at October 31, 2021, which amount included additional loans made by Mr. Gilbert in fiscal 2020 of $1,435,000, bringing the principal balance owed to $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000.  The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company has paid the interest due for the year ended October 31, 2021 in the amount of $1,057,000.  During the year ended October 31, 2021, Mr. Gilbert did not loan the Company any additional funds.  The Company’s stockholders’ equity had a deficit of $11,042,000 at October 31, 2021. The Company achieved net income of $93,000 for the year ended October 31, 2021.

As of October 31, 2020, the total amount owed by the Company under a promissory note issued by the Company to Mr. Gilbert on January 27, 2020 (the “Sixth Gilbert Note”) was $10,692,000, consisting of a principal of $9,585,000 (which included the principal of $8,670,000 outstanding under the Sixth Gilbert Note and an additional amount of $915,000 loaned to the Company by Mr. Gilbert during the period from January 27, 2020 to October 31, 2020) and unpaid accrued interest of $1,107,000 (which included unpaid interest of $401,000 accrued under a promissory note previously issued by the Company to Mr. Gilbert that was included in the Sixth Gilbert Note and unpaid interest under the Sixth Gilbert Note through October 31, 2020).  The maturity date under the Sixth Gilbert Note was November 1, 2021, and the annual interest rate was 9 ¾%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets.

On January 26, 2022, the Company and Mr. Gilbert entered into an Eighth Debt Extension Agreement, effective as of January 26, 2022, pursuant to which the Company cancelled the Seventh Gilbert Note and issued Mr. Gilbert a new promissory note (the “Eighth Gilbert Note”) in the amount of $10,692,000.  Under the terms of the Eighth Gilbert Note, the maturity date of the loan was extended to November 1, 2023, and the annual interest rate remained 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty).  The note payable is secured by the Company’s assets.

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement, effective as of January 29, 2021, pursuant to which the Company cancelled the Sixth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000, consisting of a principal of $9,585,000 and unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note through October 31, 2020. Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note, (as described above) at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan was extended to November 1, 2022, and the annual interest rate remained 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty).  The note payable is secured by the Company’s assets.  The amendments to the Sixth Gilbert Note were determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the transactions.  During the year ended October 31, 2021, the Company paid all accrued interest due for the fiscal 2021 year under the Sixth Gilbert Note and the Seventh Gilbert Note in the amount of $1,057,000.

Management believes that the continued development of its existing suite of software products and professional services, which address the wide array of needs of the aviation industry, will continue to lead to increased growth in the Company’s customer-base and subscription-based revenues. However, there are no assurances that such growth will be achieved.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated January 26, 2022, that if the Company, at any time, is unable to meet its obligations through January 27, 2023, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

The CARES Act, enacted in March 2020, as well as subsequently enacted legislation, including the Rescue Act, have provided economic support for, among others, businesses in the aviation industry. The Company has received grants under both the CARES Act and the Rescue Act, totaling approximately $6,498,000, as described in more detail below.

1.The Company has been granted government funds of approximately $3.0 million pursuant to the PSP1 for Air Carriers and Contractors under the CARES Act.  Pursuant to the Payroll Support Program Agreement entered into by the Company with the U.S. Department of the Treasury, the Company has agreed to, among other things, refrain from conducting involuntary employee layoffs or furloughs and reducing employee rates of pay or benefits through September 30, 2020, refrain from paying dividends or engaging in share repurchases through September 30, 2021. The Payroll Support Program Agreement also requires the Company to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program (“PSP2”).  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such relief payments for such purpose.  The Payroll Support Program Extension Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions including prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury for an award the Company received under the Rescue Act (“PSP3”).  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.   As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such proceeds for such purpose.  The Payroll Support Program 3 Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.  The amount of unused stimulus funding as of October 31 2021 and 2020 was $856,000 and $1,934,000 (exclusive of $3,495,000 in grants received after October 31, 2020), respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act up through and including the period ended October 31, 2021, and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the years ended October 31, 2021 and 2020, the Company reduced its compensation expenses by $4,578,000 and $1,130,000, respectively, as CARES Act and Rescue Act grant proceeds received by the Company were used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

Net cash used by operating activities was ($4,618,000) for the year ended October 31, 2021, as compared to ($1,363,000) for the year ended October 31, 2020.  Net cash used by operating activities in the current fiscal year consisted of net income of $93,000, adjusted for the effects of the federal stimulus credits utilized of ($4,578,000), depreciation and amortization of $708,000, stock-based compensation expense of $223,000, changes in operating lease assets and liabilities of ($126,000) and changes in the provision for doubtful accounts of ($45,000).  Additionally, cash used in operations was negatively impacted by changes in accounts payable of ($755,000), accounts receivable of ($101,000) prepaids and other current assets of ($88,000) and accrued expenses of ($27,000), partially offset by changes in deferred revenue and other assets of $78,000.  The decrease in cash from operations in fiscal 2021 as compared with 2020 was the result of lower levels of revenue experienced by the Company as a result of the COVID-19 pandemic.  Net cash used in investing activities was $55,000 for the year ended October 31, 2021, which was expended primarily for the purchase of capital equipment, primarily computers and servers. The decrease in capitalized software development costs in fiscal 2021 as compared with 2020 was the result of the Company’s decision to focus on maintenance and support of existing products, as a result of the change in business conditions experienced in the industry, particularly as a result of the COVID-19 pandemic.  Net cash provided by financing activities was $3,494,000 for year ended October 31, 2021 and was the result of grant proceeds received under the Payroll Support Programs of the CARES Act and the Rescue Act of $3,494,000 during fiscal 2021.  The Company received a total of approximately $6,500,000 of grant proceeds under the Payroll Support Programs of the CARES Act and the Rescue Act during the two-year period ended October 31, 2021, and does not anticipate receiving any additional funds under these programs at the current time.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. As described above, during fiscal 2020, the Company took aggressive steps to reduce its cost structure, including, but not limited to, reductions in force, furloughs and salary reduction plans.  The Company will continue to monitor costs in relation to its revenue and will take further actions as necessary consistent with the requirements of the CARES Act financing. The Company believes that it has the ability to reduce operating costs further if, at any time, such adjustments would be necessary to align the Company’s financial condition, liquidity, and capital resources with the uncertain outlook of the COVID-19 pandemic. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, the levels of cost savings already taken, or which may be taken by the Company may not be practical or sustainable to support the operations necessary for the increased level of revenue.  Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from customers that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Despite the continuing downturn in the air transportation industry due to the COVID-19 pandemic, interest by potential customers in the Company’s information and decision support software products and its professional services remains strong.  As a result, the Company believes that, subject to the factors described under “Risk Factors”, future revenues will increase on an annualized basis.  However, there are no guarantees that such annualized future revenue increases will occur in the absence of funding under the CARES Act and Rescue Act.  If revenues do not increase and the Company’s cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company’s ability to optimize its cost structures.  See “Risk Factors.”

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

Some of the Company’s contracts with its customers contain multiple performance obligations subject to allocation of transaction prices.  Some contracts contain material rights, in the form of non-refundable up-front fees.  Such fees are amortized to income over an estimated average customer life.  Differences in actual average customer life compared with estimates may result in changes to amounts amortized to income.  In the case of professional services, revenue recognition may be dependent on estimating the amount of time needed to complete various tasks within a contract and estimating the actual amount of completion at any point in time.   Revisions to such estimates at any time may result in adjustments to the amounts of revenue recognized.

Capitalized Software Development Costs

As discussed further in Note (1) Description of Business and Significant Accounting Policies, to the Company’s consolidated financial statements, the Company capitalizes costs related to the development of internal use software in accordance with authoritative guidance issued by the FASB on internal-use software, ASC 350-40, “Internal-Use Software.” The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. For periods through October 31, 2021, costs incurred relating to upgrades and enhancements to the software were capitalized if it had been determined that these upgrades or enhancements add additional functionality to the software.  Costs incurred to maintain and support products after they became available were charged to expense as incurred.  The Company did not capitalize any software development costs subsequent to January 31, 2020, resulting from the Company’s decision to focus on maintenance and support of existing products, as a result of the change in business conditions experienced in the industry, particularly as a result of the COVID-19 pandemic.

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

As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company described above and the resultant write-offs taken, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will continue to decrease in the future.

As of October 31, 2021, and 2020, the Company had $738,000 and $1,223,000, respectively, of software development costs, net of amortization. The Company has a formal program to determine when additional functionality of a product is established and assumptions are used that reflect the Company’s best estimates. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Software costs are included in “Capitalized software development costs, net” on the Company’s balance sheet and are depreciated using the straight-line method over an estimated useful life of three years.

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

At each reporting period, management evaluates the carrying values of the Company’s assets. The evaluation considers the undiscounted cash flows generated from current contractual revenue sources and the anticipated forecast revenue derived from each asset. The Company then evaluates these revenues on an overall basis to determine if any impairment issues exist.  The Company did not have any increases in inventory reserves, impairment charges or write-offs during fiscal year 2021.

Depreciation and Amortization

As of October 31, 2021, the PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $0, $738,000, and $93,000, respectively. The PASSUR Network, net, Capitalized software development costs, net, and Property and equipment, net totaled $0, $1,223,000, and $258,000, respectively, as of October 31, 2020. In management’s judgment, the estimated depreciable lives used to calculate the annual depreciation and amortization expense are appropriate.

Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, as follows:

PASSUR Network	5 to 7 years
Capitalized software development costs	3 years
Property and equipment	3 to 10 years

The PASSUR Network was comprised of PASSUR and SMLAT Systems, which included the direct production, shipping, and installation costs incurred for each PASSUR and SMLAT System, which were recorded at cost, net of accumulated depreciation. Depreciation was charged to cost of revenues and was recorded using the straight-line method over the estimated useful life of the asset, which was estimated at five years for SMLAT Systems and seven years for PASSUR Systems. PASSUR and SMLAT Systems which were not installed, raw materials, work-in-process, and finished goods components were carried at cost and not depreciated until installed.  During the second quarter of 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company determined that services that traditionally had relied on the PASSUR proprietary network of sensors for aircraft surveillance could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of the PASSUR Network system assets during fiscal 2020.  As a result, the Company wrote off net assets applicable to the total book value of the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000, which amounts were included in the impairment charge for fiscal year 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.  The Company essentially completed the decommissioning process during fiscal year 2021.

Total depreciation and amortization expense was $708,000 for the year ended October 31, 2021. This consisted of $219,000 of depreciation expense related to Property and equipment, $486,000 of amortization expense related to Capitalized software development costs, and $3,000 related to one-time fee amortization. For the year ended October 31, 2020, total depreciation and amortization expense was $2,123,000. This consisted of $652,000 of depreciation expense related to the PASSUR Network and Property and equipment, $1,451,000 of amortization expense related to Capitalized software development costs, and $20,000 related to one-time fee amortization.

Accounting for Federal Payroll Support Program (“PSP”) Funds

PSP funds received under the CARES Act and the Rescue Act during fiscal years 2020 and 2021 are accounted for as grants not requiring repayment.  The Company recognizes such amounts received in income as qualifying salaries, wages and benefits are incurred.  The PSP funds advanced are conditioned upon the Company complying with certain provisions and requirements included in the agreements.  If the Company does not comply with the provisions and requirements therein, the PSP funds advanced would be subject to repayment.  The Company believes that it is in compliance with all provisions and requirements under the agreements for the fiscal years 2020 and 2021.

Stock-Based Compensation

As discussed further in Note (9) Stock-Based Compensation to the Company’s consolidated financial statements, the Company accounts for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation, FASB ASC 718, “Compensation-Stock Compensation,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model to compute the estimated fair value of share-based compensation expense. The Black-Scholes valuation model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect the Company’s best estimates, but involve uncertainties relating to market volatilities, the historical volatility of the Company’s stock price, risk-free rates, expected life, and other conditions, many of which are outside of the Company’s control.  Determining these assumptions is subjective and complex and a change in the assumptions utilized could impact the calculation of the fair value of our stock option grants and associated compensation expense.  Additionally, the Company accounts for forfeitures when they occur. Stock-based compensation expense was $223,000 and $467,000 for the year ended October 31, 2021 and 2020, respectively, and was primarily included in selling, general, and administrative expenses.

On August 16, 2021, the Company’s Board of Directors adopted the Second Amendment to the Plan, to authorize the granting of restricted stock unit (RSU) awards under the Plan. Each RSU represents the right to receive, following vesting, one share of the Company’s Common Stock.  In connection with the Second Amendment to the Plan, the Board of Directors has authorized an aggregate of 800,000 RSU awards to be granted under the Plan.  As of October 31, 2021, 797,500 RSU awards were granted under the Plan at a grant date fair market value of $0.63 per share, which RSU awards vest ratably over a three-year period.  All 797,500 RSU awards were granted on October 22, 2021.

Income Taxes

At October 31, 2021, the Company had available a federal net operating loss carry-forward of $26,239,000 for U.S. federal income tax purposes. Approximately $12,780,000 of U.S. federal net operating loss carryforwards will expire in various tax years from fiscal year 2022 through fiscal year 2038. These net operating losses are available to offset 100% of future taxable income. The remaining $13,459,000 of U.S. federal net operating loss may be carried forward indefinitely but are only available to offset 80% of future taxable income.

The Company evaluates whether a valuation allowance related to deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  After weighing all available positive and negative evidence, including cumulative losses in recent years, the Company continues to conclude that the more likely than not threshold for the realization of deferred tax assets has not been met.

The Company follows ASC 740, “Income Taxes,” where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At October 31, 2021, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes, including, among other things: (i) modifications to the federal net operating loss rules, including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes; (ii) enhanced recoverability of AMT tax credit carryforwards; (iii) delayed payment of employer payroll taxes; (iv) increased the limitation on business interest expenses under IRC Section 163(j) for the 2019 and 2020 tax years to permit additional expensing of interest; and (v) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).  As of October 31, 2021, the Company had approximately $26,239,000 of net operating losses, which cannot be carried back to prior years to generate tax refunds since no tax had been paid in those years by the Company.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, which amends the ASC and creates Topic 842, Leases (“Topic 842”). Topic 842 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP on the balance sheet. On November 1, 2019, the Company adopted Topic 842. As a result of the adoption of Topic 842, the Company recognized operating lease right-of-use (“ROU”) assets and liabilities of $1,497,000 and $1,620,000, respectively. The Company does not have any finance lease ROU assets and liabilities. There was no change to our consolidated statements of operations or cash flows, as a result of the adoption.  During the year ended October 31, 2020, the Company recorded an impairment charge of $175,000 in connection with the leases related to its PASSUR Network System asset locations.

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

In June 2016, the FASB issued ASU 2016-13, “Current Expected Credit Losses” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses.  Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2022.  The Company has not yet quantified the impact of ASU 2016-13 on its consolidated financial statements.  However, it is not expected to have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

See Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for the Company’s annual financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management carried out an evaluation, under the supervision, and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules.

The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level as of October 31, 2021.

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

The Company’s management has concluded that, as of October 31, 2021, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrant

The information required to be furnished pursuant to this Item will be set forth under the captions “Proposal I. Election of Directors—Information Concerning Directors and Nominees”, Audit Committee”, “Code of Ethics and Business Conduct”, “Nominating Committee”,  “Executive Officers” and “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement or in an amendment to this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required to be furnished pursuant to this Item will be set forth under the caption “Compensation Discussion and Analysis Compensation Philosophy and Objectives of Our Executive Compensation Program” in the 2022 Proxy Statement or in an amendment to this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this Item will be set forth under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2022 Proxy Statement or in an amendment to this Annual Report on Form 10-K, which information is incorporated herein by reference.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Part II, Item 5(d) of this Annual Report on Form 10-K, above.

Item 13.  Certain Relationships and Related Transactions

The information required to be furnished pursuant to this Item will be set forth under the captions “Certain Relationships and Related Transactions”, “Board of Directors and Committees”, “Audit Committee” and “Compensation Committee” in the 2022 Proxy Statement or in an amendment to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The Company hereby incorporates by reference into this Item the information contained under the heading “Audit and Audit Related Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the 2022 Proxy Statement.

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

10.1.2

Second Amendment to the PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, dated August 16, 2021, is incorporated by reference from Exhibit 10.1.2 to our Quarterly Report on Form 10-Q filed on September 14, 2021.

10.2

Form of Incentive Stock Option Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on April 15, 2019.

10.3*	Form of Restricted Stock Unit Award Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan.

10.4*	Form of Non-Qualified Stock Option Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan.

10.5	Debt Conversion Agreement and Secured Promissory Note, dated May 9, 2011 is incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on May 9, 2011.

10.6	Amendment No. 1 to Secured Promissory Note, dated September 6, 2011 is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2011.

10.7	Commitment of G.S. Beckwith Gilbert, dated March 6, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2013.

10.8	Commitment of G.S. Beckwith Gilbert, dated June 10, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2013.

10.9	Commitment of G.S. Beckwith Gilbert, dated September 5, 2013 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 13, 2013.

10.10	Commitment of G.S. Beckwith Gilbert, dated January 16, 2014 is incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.11	Commitment of G.S. Beckwith Gilbert, dated March 7, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 13, 2014.

10.12	Commitment of G.S. Beckwith Gilbert, dated June 11, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.13	Debt Extension Agreement, dated June 11, 2014 is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.14	Secured Promissory Note, dated June 11, 2014 is incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 12, 2014.

10.15	Commitment of G.S. Beckwith Gilbert, dated September 9, 2014 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 12, 2014.

10.16	Debt Extension Agreement, dated January 6, 2017, is incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K filed on January 10, 2017.

10.17	Secured Promissory Note, dated January 6, 2017, is incorporated by reference from Exhibit 10.15 to our Annual Report on Form 10-K filed on January 10, 2017.

10.18	Debt Extension Agreement, dated as of February 9, 2018, is incorporated by reference from Exhibit 10.16 to our Annual Report on Form 10-K filed on February 13, 2018

10.19	Secured Promissory Note, dated as of February 9, 2018, is incorporated by reference from Exhibit 10.17 to our Annual Report on Form 10-K filed on February 13, 2018.

10.20	Commitment of G.S. Beckwith Gilbert, dated February 12, 2018 is incorporated by reference from Exhibit 10.18 to our Annual Report on Form 10-K filed on February 12, 2018.

10.21	Commitment of G.S. Beckwith Gilbert, dated March 14, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2018.

10.22	Commitment of G.S. Beckwith Gilbert, dated June 13, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 13, 2018.

10.23	Commitment of G.S. Beckwith Gilbert, dated September 14, 2018 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2018.

10.24

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

10.26	Commitment of G.S. Beckwith Gilbert, dated January 29, 2019, is incorporated by reference from Exhibit 10.24 to our Annual Report on Form 10-K filed on January 29, 2019.

10.27	Commitment of G.S. Beckwith Gilbert, dated March 18, 2019 is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 18, 2019.

10.28	Commitment of G.S. Beckwith Gilbert, dated June 11, 2019 is incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on June 11, 2019.

10.29	Commitment of G.S. Beckwith Gilbert, dated September 11, 2019 is incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on September 11, 2019.

10.30

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

10.32	Commitment of G.S. Beckwith Gilbert, dated January 27, 2020, is incorporated by reference from Exhibit 10.30 to our Annual Report on Form 10-K filed on January 27, 2020.

10.33	Commitment of G.S. Beckwith Gilbert, dated March 13, 2020, is incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on March 13, 2020.

10.34	Commitment of G.S. Beckwith Gilbert, dated June 19, 2020, is incorporated by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on June 19, 2020.

10.35	Commitment of G.S. Beckwith Gilbert, dated September 14, 2020, is incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on September 14, 2020.

10.36

Payroll Support Program Agreement, dated as of July 7, 2020, by and between PASSUR Aerospace, Inc. and the U.S. Department of the Treasury, is incorporated by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on September 14, 2020.

10.37

Separation Agreement, dated as of November 25, 2020, by and between PASSUR Aerospace, Inc. and Louis J. Petrucelly, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2020.

10.38

Employment Agreement, effective as of December 14, 2020, between PASSUR Aerospace, Inc. and Sean Doherty, is incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.

10.39

Debt Extension Agreement, dated as of January 29, 2021, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert, is incorporated by reference from Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

10.40

Secured Promissory Note, dated as of January 29, 2021, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender, is incorporated by reference from Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

10.41	Commitment of G.S. Beckwith Gilbert, dated January 29, 2021, is incorporated by reference from Exhibit 10.43

10.42

Payroll Support Program Extension Agreement, dated as of March 5, 2021, by and between PASSUR Aerospace, Inc. and the U.S. Department of the Treasury, is incorporated by reference from Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on March 9, 2021.

10.43	Commitment of G.S. Beckwith Gilbert, dated March 9, 2021, is incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on March 9, 2021.

10.44	Commitment of G.S. Beckwith Gilbert, dated June 11, 2021, is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 11, 2021.

10.45

Payroll Support Program Extension Agreement, dated as of April 16, 2021, by and between PASSUR Aerospace, Inc. and the U.S. Department of the Treasury, is incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 11, 2021.

10.46	Commitment of G.S. Beckwith Gilbert, dated September 14, 2021, is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2021.

10.47	Lease Agreement, dated as of July 28, 2021, between the Company and EIP UP, LLC, is incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2021.

10.48*	Commitment of G.S. Beckwith Gilbert, dated January 26, 2022.

10.49*	Debt Extension Agreement, dated as of January 26, 2022, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert.

10.50*	Secured Promissory Note, dated as of January 26, 2022, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender.

21	List of Subsidiaries is incorporated by reference from our Annual Report on Form 10-K report for the fiscal year ended October 31, 1981.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins**	XBRL Instance

101.xsd**	XBRL Schema

101.cal**	XBRL Calculation

101.def**	XBRL Definition

101.lab**	XBRL Label

101.pre**	XBRL Presentation

____________________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: January 26, 2022	By:	/s/ Brian G. Cook
Brian G. Cook
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: January 26, 2022	/s/ Brian G. Cook
Brian G. Cook
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 26, 2022	/s/ Sean Doherty
Sean Doherty
Executive Vice President of Finance and Administration
(Principal Financial and Accounting Officer)

SIGNATURES (continued)

Dated: January 26, 2022	/s/ G.S. Beckwith Gilbert
G.S. Beckwith Gilbert
Non-Executive Chairman of the Board and Director

Dated: January 26, 2022	/s/ Brian G. Cook
Brian G. Cook
President, Chief Executive Officer and Director

Dated: January 26, 2022	/s/ Kurt J. Ekert
Kurt J. Ekert
Director

Dated: January 26, 2022	/s/ Paul L. Graziani
Paul L. Graziani
Director

Dated: January 26, 2022	/s/ Richard L. Haver
Richard L. Haver
Director

Dated: January 26, 2022	/s/ Ronald V. Rose
Ronald V. Rose
Director

Dated: January 26, 2022	/s/ Michael P. Schumaecker
Michael P. Schumaecker
Director

Dated: January 26, 2022	/s/ Robert M. Stafford
Robert M. Stafford
Director

Dated: January 26, 2022	/s/ Michael O. Hulley
Michael O. Hulley
Director

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PASSUR Aerospace, Inc. and Subsidiary

Stamford, CT

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PASSUR Aerospace, Inc. and Subsidiary (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Distinct Performance Obligations in Customer Revenue Contracts

As described in Note 1 to the consolidated financial statements, certain of the Company’s contracts with customers contain multiple distinct performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The standalone selling price reflects the price the Company would charge for a specific service if it was sold separately in similar circumstances and to similar customers.

We identified the determination of distinct performance obligations in customer revenue contracts as a critical audit matter due to the complexity in assessing the performance obligations in a contract and whether they are distinct. Auditing these aspects involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of management’s process for evaluation of the distinct performance obligations in contracts with customers.

•Evaluating management’s accounting policies and practices including the reasonableness of management’s judgments and assumptions relating to the determination of performance obligations and whether they are distinct or non-distinct.

•Reviewing and evaluating a sample of new revenue contracts and the underlying order documents to evaluate management’s identification of distinct performance obligations in revenue contracts.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Melville, New York

January 26, 2022

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

October 31, 2021 and 2020

	2021	2020
Assets
Current assets:
Cash	$1,569,587	$2,748,066
Accounts receivable, net	808,611	662,081
Prepaid expenses and other current assets	247,940	162,843
Total current assets	2,626,138	3,572,990

Capitalized software development costs, net	737,600	1,223,399
Property and equipment, net	92,905	257,561
Operating lease right-of-use assets	334,866	232,721
Other assets	45,719	53,031
Total assets	$3,837,228	$5,339,702

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$731,767	$1,486,808
Accrued liabilities - Stimulus funding	866,560	1,933,955
Accrued expenses and other current liabilities	678,063	721,058
Operating lease liabilities, current portion	86,195	168,923
Deferred revenue, current portion	1,319,859	1,173,573
Total current liabilities	3,682,444	5,484,317

Deferred revenue, long term portion	173,939	249,727
Note payable - related party	10,691,625	10,691,625
Operating lease liabilities, non-current	331,168	271,946
Total liabilities	14,879,176	16,697,615

Commitments and contingencies

Stockholders' deficit:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at October 31, 2021 and October 31, 2020, respectively	84,964	84,964
Additional paid-in capital	18,670,969	18,448,202
Accumulated deficit	(27,864,203)	(27,957,401)
	(9,108,270)	(9,424,235)

Treasury stock, at cost, 784,435 shares at October 31, 2021 and October 31, 2020, respectively	(1,933,678)	(1,933,678)
Total stockholders' deficit	(11,041,948)	(11,357,913)
Total liabilities and stockholders' deficit	$3,837,228	$5,339,702

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended October 31, 2021 and 2020

	For Year Ended
	October 31,
	2021	2020

Revenues	$6,157,185	$11,528,813

Cost of expenses:
Cost of revenues	2,277,356	6,187,442
Research and development expenses	206,884	338,001
Selling, general, and administrative expenses	2,520,133	6,466,682
Impairment charges	-	9,874,281
	5,004,373	22,866,406

Income/(Loss) from operations	$1,152,812	$(11,337,593)

Interest expense - related party	1,056,913	906,567
Other loss	-	22,761
Income/(Loss) before income taxes	95,899	(12,266,921)

Provision for income taxes	2,701	36,918
Net Income/(Loss)	$93,198	$(12,303,839)

Net income/(loss) per common share - basic	$0.01	$(1.60)
Net income/(loss) per common share - diluted	$0.01	$(1.60)

Weighted average number of common shares outstanding - basic	7,712,091	7,710,561
Weighted average number of common shares outstanding - diluted	7,751,988	7,710,561

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended October 31, 2021 and 2020

			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity/(Deficit)

Balance at November 1, 2019	8,480,526	$84,804	$17,958,165	$(15,653,562)	$(1,933,678)	$455,729

Stock-based compensation expense			466,997			466,997
Exercise of stock options	16,000	160	23,040			23,200
Net loss				(12,303,839)		(12,303,839)
Balance at October 31, 2020	8,496,526	$84,964	$18,448,202	$(27,957,401)	$(1,933,678)	$(11,357,913)

Stock-based compensation expense			222,767			222,767
Net income				93,198		93,198
Balance at October 31, 2021	8,496,526	$84,964	$18,670,969	$(27,864,203)	$(1,933,678)	$(11,041,948)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended October 31, 2021 and 2020

	2021	2020

Cash flows from operating activities
Net income/(loss)	$93,198	$(12,303,839)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	707,807	2,122,920
(Recovery of)/provision for doubtful accounts	(45,281)	103,534
Federal Stimulus credits utilized	(4,578,249)	(1,130,232)
Loss on disposal of assets	-	22,761
Other	-	9,258
Stock-based compensation	222,767	466,997
Operating lease assets and liabilities, net	(125,651)	33,461
Impairment charges	-	9,874,281
Changes in operating assets and liabilities:
Accounts receivable	(101,249)	375,667
Prepaid expenses and other current assets	(87,810)	86,275
Other assets	7,312	(41,106)
Accounts payable	(755,041)	(44,304)
Accrued expenses and other current liabilities	(26,533)	(7,320)
Accrued interest - related party	-	906,567
Deferred revenue	70,498	(1,837,611)
Total adjustments	(4,711,430)	10,941,148
Net cash used in operating activities	(4,618,232)	(1,362,691)

Cash flows used in investing activities
Software development costs	-	(488,774)
Property and equipment	(54,639)	(7,015)
Net cash used in investing activities	(54,639)	(495,789)

Cash flows from financing activities
Proceeds from notes payable - related party	-	1,435,000
Proceeds under Federal Stimulus grant program	3,494,392	3,003,195
Proceeds from exercise of stock options	-	23,200
Net cash provided by financing activities	3,494,392	4,461,395

(Decrease)/Increase in cash	(1,178,479)	2,602,915

Cash - beginning of period	2,748,066	145,151
Cash - end of period	$1,569,587	$2,748,066

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$1,056,912	$-
Income taxes	$-	$7,275

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

October 31, 2021

1. Description of Business and Significant Accounting Policies

Nature of Business

PASSUR Aerospace, Inc. (“PASSUR” or the “Company”), a New York corporation founded in 1967, is a leading business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines, airports, fixed based operators (FBOs) and air navigation service providers (ANSPs). The Company provides a cloud-based platform, ARiVA™, that manages and optimizes operations for its customers.  PASSUR uses big data, within the aviation intelligence platform and a suite of web-based solutions that address the aviation industry’s intractable and costly challenges, including, but not limited to, the underutilization of airspace and airport capacity, delays, cancellations, and diversions.

PASSUR’s mission is to improve global air traffic efficiencies by connecting the world’s aviation professionals onto a single aviation intelligence platform, making PASSUR an element in addressing the aviation industry’s system-wide inefficiencies. It is an aviation intelligence company that makes air travel more predictable, gate-to-gate, by using predictive analytics to mitigate constraints for airlines, airports and their customers.

PASSUR delivers digital solutions that are essential to global aviation operations, meeting the needs of global air travel as well as supporting the recovery of the aviation industry from the COVID-19 crisis.   The structure and execution of operations within the aviation industry has fundamentally changed as a result of this crisis due to the significant change in the economics required to support current conditions, a return to normal operations and profitability.

PASSUR continues to be a pioneer applying artificial intelligence powered by machine learning to aviation data, addressing the industry’s most costly challenges, including the management and optimization of airspace, airport assets, aircraft, and day of flight operations.

PASSUR’s information solutions are used by airlines and airports in the United States as well as in Latin America.  PASSUR provides data aggregation and consolidation, information, decision support, predictive analytics, collaborative solutions, and professional services.  Solutions offered by PASSUR help to ensure flight completion, covering the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while helping to maximize revenue opportunities, as well as improving operational efficiency and enhancing the passenger experience.

PASSUR’s commercial solutions give aviation operators the ability to optimize performance in today’s air traffic management system, while also achieving Next Generation Air Transportation System (“NextGen”) and Single European Sky ATM Research objectives.

PASSUR integrates data from multiple sources.  Certain of PASSUR’s services traditionally relied on its proprietary network of sensors for aircraft surveillance. During the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow the Company to focus more on value-added analytics, and less on sensor technology.  In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets during the second quarter of fiscal year 2020.  As a result, the Company wrote off the total net book value of the net assets applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts are included in the impairment charge for the year ended October 31, 2020.  The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.  The Company essentially completed the decommissioning process during fiscal year 2021.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Liquidity

The Company’s current assets exceeded current liabilities (excluding deferred revenue and certain CARES Act grant proceeds described in “Impact of the COVID-19 Pandemic”, below), by $264,000 as of October 31, 2021. The Company also expended cash in operating activities of approximately $4.6 million and $1.4 million during the fiscal years ended October 31, 2021 and 2020.  The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2023 (upon the execution of the Eighth Debt Extension Agreement), was $10,692,000 at October 31, 2021, which amount included additional loans made by Mr. Gilbert of $0 and $1,435,000 in fiscal 2021 and 2020, respectively. The total amount owed at October 31, 2021 was composed of the principal balance of $9,585,000, plus capitalized accrued and unpaid interest of $1,107,000.  The capitalized interest included $200,000 incurred during the fourth quarter of fiscal 2019 and all the fiscal 2020 interest of $907,000. The Company paid all interest that accrued during the fiscal 2021 year.  The Company’s stockholders’ deficit was $11,042,000 at October 31, 2021. The Company had net income of $93,000 for the year ended October 31, 2021.

As described in more detail in Note 6, “Notes Payable – Related Party,” below, as of October 31, 2020, the total amount of principal and accrued interest owed by the Company under the promissory note issued by the Company to Mr. Gilbert on January 27, 2020 (the “Sixth Gilbert Note”) was $10,692,000. On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement, effective January 29, 2021, pursuant to which the Company cancelled the Sixth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000, consisting of a principal of $9,585,000 (which included the principal of $8,670,000 outstanding under the Sixth Gilbert Note and an additional amount of $915,000 loaned to the Company by Mr. Gilbert during the period from January 27, 2020 to October 31, 2020) and unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note through October 31, 2020 (which included unpaid interest of $401,000 accrued under a promissory note previously issued by the Company to Mr. Gilbert that was included in the Sixth Gilbert Note). Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note (as described above) at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan is November 1, 2022, and the annual interest rate is 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable is secured by the Company’s assets.

As of October 31, 2021, the total amount of principal and accrued interest owed by the Company under the Seventh Gilbert Note was $10,692,000. During fiscal 2021, the Company made payments of accrued interest for fiscal 2021 under the Sixth Gilbert Note and the Seventh Gilbert Note in the amount of $1,057,000. Interest incurred in fiscal 2022 is anticipated to be paid monthly, and any unpaid and accrued interest is due October 31 in each year.

On January 26, 2022, the Company and Mr. Gilbert entered into an Eighth Debt Extension Agreement, effective as of January 26, 2022, pursuant to which the Company cancelled the Seventh Gilbert Note and issued Mr. Gilbert a new promissory note (the “Eighth Gilbert Note”) in the amount of $10,692,000.  Under the terms of the Eighth Gilbert Note, the maturity date of the loan was extended to November 1, 2023, and the annual interest rate remained 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty).  The note payable is secured by the Company’s assets.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), enacted in March 2020, as well as subsequently enacted legislation, including the American Rescue Plan Act of 2021 (the “Rescue Act”), have provided economic support for, among others, businesses in the aviation industry.  The Company has received grants under both the CARES Act and the Rescue Act (collectively referred to herein as “CARES Act grants”), totaling approximately $6,498,000, as described in more detail below.  As of October 31, 2021, the Company had approximately $867,000 of stimulus funds available to offset future qualifying salaries, wages and benefits.  The Company does not anticipate receiving any additional CARES Act grants subsequent to October 31, 2021.  CARES Act grants are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such proceeds for such purpose.  The Payroll Support Program  Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under the CARES Act grants, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act during the two-year period ended October 31, 2021 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

1.In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program (“PSP1”). The relief payments were received in three installments from July 2020 through September 2020.  Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of certain employee wages, salaries and benefits.  The Payroll Support Program Agreement also provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program (“PSP2”).  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Payroll Support Program Extension Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions including prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury for an award the Company received under the Rescue Act (PSP3”).  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.  As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Payroll Support program 3 Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.  The amount of unused stimulus funding as of October 31 2021 and 2020 was $856,000 and $1,934,000 (exclusive of $3,495,000 in grants received after October 31, 2020), respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

If the Company’s business plan does not generate sufficient cash flows from operations to meet the Company’s operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from Mr. Gilbert, dated January 26, 2022, that if the Company, at any time, is unable to meet its obligations through January 27, 2023, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Basis of Presentation

The consolidated financial statements include the accounts of PASSUR Aerospace, Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Certain financial information in the footnotes has been rounded to the nearest thousand and certain reclassifications have been made to prior year balances for presentation purposes.

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

B.Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

	Year Ended	Year Ended
Revenue by type of customer:	October 31, 2021	October 31, 2020
Airlines	$ 816,000	$ 5,589,000
Airports	4,900,000	5,501,000
Other	441,000	439,000
Total Revenue	$ 6,157,000	$ 11,529,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

	Year Ended	Year Ended
Revenue by type of performance obligation:	October 31, 2021	October 31, 2020
Subscription services	$ 5,750,000	$ 10,936,000
Professional services	407,000	593,000
Total Revenue	$ 6,157,000	$ 11,529,000

C.Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2020	$ 609,000	$ 53,000	$ 1,423,000

Balance at October 31, 2021	$ 720,000	$ 89,000	$ 1,494,000

The difference in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment, along with lower levels of renewals in fiscal year 2021 compared with fiscal year 2020.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancelable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the fiscal year ended October 31, 2021 that was included in the deferred revenue balance at November 1, 2020 was $1,242,000.

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

	12 months or less	Greater than 12 months *
Subscription services	$ 2,357,000	$ 1,025,000
Professional services	$ 162,000	$ -
Material rights	$ 76,000	$ 168,000

*Approximately 96% of subscription services and 84% of material rights are expected to be recognized between 12 and 36 months.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, stock-based compensation, and income taxes. Actual results could differ from those estimates.

Subsequent Events

Management has evaluated subsequent events after the balance sheet date, through the date of issuance of the financial statements, for appropriate accounting and disclosure.

Accounts Receivable, net

The Company records accounts receivables for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivables is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Account receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $89,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2021, which will be invoiced subsequent to October 31, 2021. As of October 31, 2020, the Company’s accounts receivable balance included $53,000 of unbilled receivables associated with contractually committed services provided to existing customers.

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

The provision for doubtful accounts was $183,000 and $948,000 as of October 31, 2021 and 2020, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

During the second quarter of fiscal year 2020, in light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company performed a comprehensive review of its data feeds, specifically those associated with the PASSUR Network units, and external ADS-B data feeds to determine if these external data feeds provide sufficient redundant data as to that generated from the existing PASSUR installations. The Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology. In this regard, the Company reviewed and decommissioned approximately half of its PASSUR Network system assets during the second quarter of the fiscal year ended October 31, 2020. As a result, the Company wrote off the total carrying value applicable to the PASSUR Network systems of approximately $3,565,000, and lease assets applicable to these PASSUR locations of approximately $175,000 during the second quarter of fiscal 2020, which amounts were included as an impairment charge for the year ended October 31, 2020. The write-off amount included PASSUR System and SMLAT System assets as well as inventory of finished and spare parts.  The Company essentially completed the decommissioning process during fiscal year 2021.

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

The Company did not capitalize any software development costs, as well as network and data center costs, subsequent to January 31, 2020.  Given business conditions in the aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

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

As a result of the industry changes in response to the COVID-19 pandemic (described in “Impact of the COVID-19 Pandemic”, below), the corresponding review conducted by the Company during the second quarter of fiscal 2020 and the resultant write-offs taken during fiscal 2020, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will continue to decrease in the future.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized.  After weighing all available positive and negative evidence including cumulative losses in recent years, the Company continues to conclude that the more likely than not threshold for the realization of deferred tax assets has not been met.

The Company follows ASC 740, “Income Taxes” (“ASC 740”) where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.  At October 31, 2021, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

Research and Development Costs

Research and development costs are expensed as incurred.

Net Income/(Loss) per Share Information

Basic net income/(loss) per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method, in periods in which they have a dilutive effect.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Shares used to calculate net income/(loss) per share for fiscal years 2021 and 2020 are as follows:

	2021	2020
Basic Weighted average shares outstanding	7,712,091	7,710,561
Effect of dilutive stock options	39,897	-
Diluted weighted average shares outstanding	7,751,988	7,710,561

Weighted average shares which are not included in the calculation of diluted net income/(loss) per share because their impact is anti-dilutive. These shares consist of stock options.	1,277,500	1,690,000

Weighted average options to purchase 1,277,500 and 1,690,000 shares of common stock at prices ranging from $0.28 to $4.50 per share that were outstanding during fiscal years 2021 and 2020, were excluded from each respective year’s computation of diluted earnings per share.  In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

Treasury Stock

Treasury stock represents previously issued shares of the Company that are no longer outstanding and are excluded from the calculation of net income/(loss) per share.  Treasury stock is recorded at cost.  At October 31, 2021 and October 31, 2020, the Company had 784,435 treasury shares at a cost of $1,934,000.

Stock-Based Compensation

The Company follows FASB ASC 718, “Compensation-Stock Compensation,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $223,000 and $467,000 for the year ended October 31, 2021 and 2020, respectively, and was primarily included in selling, general, and administrative expenses.

Comprehensive Income/(Loss)

The Company’s comprehensive income/(loss) is equivalent to that of the Company’s total net income/(loss) for fiscal years 2021 and 2020.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization (“WHO”) declared COVID-19 a “pandemic” on March 11, 2020, and the U.S. government declared a national state of emergency on March 13, 2020. The U.S. government has implemented, at various times throughout 2020 and 2021, enhanced screenings, quarantine requirements and other travel restrictions in connection with the COVID-19 outbreak. U.S. state governments also instituted similar measures at times, such as “shelter-in-place” requirements and declared states of emergency. In addition, the U.S. government has strongly recommended “social distancing” measures, and, during the initial stages of the outbreak, avoiding large gatherings and avoiding discretionary travel.

Government restrictions and consumer fears relating to the COVID-19 pandemic, while easing during the Company’s fiscal 2021 period, have nevertheless impacted flight schedules, given rise to a general reluctance of consumers to fly, and resulted in unprecedented cancellations of flights, substantially reducing demand for flights during fiscal 2020 and into fiscal 2021. The severe reduction in air travel during fiscal 2020 and 2021 negatively impacted the Company’s revenues for both years and is also anticipated to impact the first quarter of fiscal 2022 in terms of the Company’s revenue.

The CARES Act, enacted in March 2020, as well as subsequently enacted legislation, including the Rescue Act, have provided economic support for, among others, businesses in the airline industry.  The Company has been granted government funds totaling $6.5 million pursuant to the various Payroll Support Programs for Air Carriers and Contractors under the CARES Act and the Rescue Act.  Pursuant to the various Payroll Support Program Agreements entered into by the Company with the U.S. Department of the Treasury, the Company is required to, among other things, refrain from conducting involuntary employee layoffs or furloughs, reducing employee rates of pay or benefits through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under the Payroll Support Programs, and paying dividends or engaging in share repurchases through September 30, 2022. The Payroll Support Program Agreements also require the Company to limit certain executive compensation through March 24, 2022, maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act during the fiscal years ended October 31, 2021 and 2020, and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the fiscal years ended October 31, 2021 and 2020, the Company reduced its compensation expense by $4,578,000 and $1,130,000, respectively, as CARES Act grant proceeds received by the Company were used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

Additionally, provisions under the CARES Act allow the Company to defer payment of the employer’s share of social security taxes incurred from March of 2020 through December 31, 2020.  The amount of payroll taxes subject to deferred payment is approximately $139,000.  Under the terms of the legislation, 50% of the deferred payroll taxes were due and payable by December 31, 2021, and the remaining 50% are due and payable by December 31, 2022.

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

•Reduced the use of outside consultants;

•Rationalized the PASSUR Network to reduce data feed and telecom costs; and

•Reduced and/or eliminated other operating expenses that were not critical to the short-term outlook of the Company.

The effects of the actions above were reflected in lower costs of revenues, research and development and administrative costs in the fiscal years ended October 31, 2021 and 2020, as compared to prior periods, and the Company anticipates that such cost savings will continue into fiscal 2022. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

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

In June 2016, the FASB issued ASU 2016-13, “Current Expected Credit Losses” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses.  Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2022.  The Company has not yet quantified the impact of ASU 2016-13 on its consolidated financial statements.  However, it is not expected to have a material effect on the Company’s consolidated financial statements.

2. Property and Equipment, net

Property and equipment consist of the following as of October 31, 2021 and 2020:

	Estimated useful lives	2021	2020

Leasehold improvements	3-5 years	$ 4,000	$ 4,000
Equipment	5-10 years	4,851,000	4,789,000
Furniture and fixtures	5-10 years	5,000	29,000
		4,860,000	4,822,000
Less: accumulated depreciation		4,767,000	4,564,000
Total		$ 93,000	$ 258,000

The Company recorded depreciation expense on the assets included in property and equipment of $219,000 and $279,000 for the years ended October 31, 2021 and 2020, respectively. In connection with the closing of certain office facilities during fiscal 2020, the Company disposed of certain assets associated with these locations and recorded a loss on disposal of $23,000 for the year ended October 31, 2020.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3. PASSUR Network, net

PASSUR Network consists of the following as of October 31, 2021 and 2020:

	2021	2020

PASSUR Network, beginning balance	$ -	$ 18,902,000
Additions	-	-
Disposals	-	(11,000)
Impairment charges taken	-	(3,565,000)
Total capitalized PASSUR Network costs	-	15,326,000
Less accumulated depreciation	-	15,326,000
PASSUR Network, ending balance, net	$ -	$ -

The Company did not capitalize any additional costs related to the PASSUR Network for the years ended October 31, 2021 and 2020, respectively.  Depreciation expense related to the Company-owned PASSUR Network was $0 and $374,000 for the years ended October 31, 2021 and 2020, respectively. Depreciation was charged to cost of revenues and was calculated using the straight-line method over the estimated useful life of the asset, which was estimated at seven and five years for PASSUR and SMLAT systems, respectively, prior to the impairment write-off of the balance of the PASSUR Network.

The net carrying balance of the PASSUR Network was $0 as of October 31, 2021 and 2020, respectively.

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

4.  Capitalized Software Development Costs

PASSUR Software Development costs consist of the following as of October 31, 2021 and 2020:

	2021	2020

Software development costs, beginning balance	$ 13,671,000	$ 23,732,000
Additions	-	489,000
Write off of fully amortized projects	-	(4,416,000)
Impairment charge	-	(6,134,000)
Total capitalized software development costs	13,671,000	13,671,000
Less accumulated amortization	12,933,000	12,448,000
Software development costs, ending balance, net	$ 738,000	$ 1,223,000

The Company’s capitalization of software development projects was $0 and $489,000 for the year ended October 31, 2021 and 2020, respectively. As a result of business conditions in the aviation industry surrounding the COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.  Amortization expense related to capitalized software development projects was $485,000 and $1,451,000 for the year ended October 31, 2021 and 2020, respectively.  Certain reclassifications were made to the fiscal year 2020 presentation to recognize fully amortized projects that were previously written off.

During the second quarter of 2020, due to the financial and economic hardships being experienced by airlines, airports and air transportation support vendors in the current COVID-19 environment, there was a sufficient amount of uncertainty surrounding the ability of our customers to continue to perform their contracts with the Company.  In order to determine whether or not an impairment had occurred, the Company looked at existing contracted revenue, adjusted for future uncertainties, and compared those amounts with the net carrying value of the related capitalized development cost asset.  Where the revenue amount was less than the net carrying value of the asset, we determined that an impairment had occurred. As a result of this exercise, during the second quarter of fiscal 2020, the Company wrote-off

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

4. Capitalized Software Development Costs (continued)

assets totaling $6,134,000, based on the assumption that the carrying value of the software capitalization should not exceed 100% of the committed contract values remaining.

As a result of the industry changes in response to the COVID-19 pandemic, the corresponding review conducted by the Company described above and the resultant write-offs taken during fiscal year 2020, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will continue to decrease in the future.  In connection with the impairment analysis described above, the Company revised its estimate of the remaining useful life of the capitalized software development costs to three years.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of October 31, 2021 and 2020:

	2021	2020

Payroll, payroll taxes, and benefits	$ 353,000	$ 243,000
Professional fees	159,000	181,000
Travel expenses	10,000	29,000
Accrued rent	125,000	145,000
Other liabilities	31,000	123,000
Total	$ 678,000	$ 721,000

6. Notes Payable – Related Party

On January 27, 2020, the Company and Mr. Gilbert entered into a Sixth Debt Extension Agreement, effective as of January 27, 2020, pursuant to which the Company cancelled the previous note to Mr. Gilbert dated January 28, 2019 (the “Fifth Gilbert Note”), and issued Mr. Gilbert a new promissory note (the “Sixth Gilbert Note”) in the amount of $9,071,000, consisting of a principal of $8,670,000 (which included the principal previously outstanding under the Fifth Gilbert Note and an additional amount of $535,000 loaned to the Company by Mr. Gilbert during the period from October 31, 2019 and January 27, 2020) and unpaid interest of $401,000 accrued under the Fifth Gilbert Note through January 27, 2020. Under the terms of the Sixth Gilbert Note, the Company agreed to pay the unpaid interest of $401,000 accrued under the Fifth Gilbert Note and included in the Sixth Gilbert Note (as described above) at the time and on the terms set forth in the Sixth Gilbert Note. Under the terms of the Sixth Gilbert Note, the maturity date of the loan was extended to November 1, 2021, and the annual interest rate remained 9.75%, with annual interest payments required to be made on October 31st of each year. The note payable was secured by the Company’s assets.

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

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement effective January 29, 2021, pursuant to which the Company cancelled the Sixth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000, consisting of a principal of $9,585,000 and unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note through October 31, 2020. Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note (as described above) at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan was extended to November 1, 2022, and the annual interest rate remained at 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable is secured by the Company’s assets. The amendments to the Seventh Gilbert Note were determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

6. Notes Payable – Related Party (continued)

transactions.  During the year ended October 31, 2021, the Company paid all accrued interest due for the fiscal 2021 year under the Sixth Gilbert Note and the Seventh Gilbert Note in the amount of $1,057,000.

On January 26, 2022, the Company and Mr. Gilbert entered into an Eighth Debt Extension Agreement, effective as of January 26, 2022, pursuant to which the Company cancelled the Seventh Gilbert Note and issued Mr. Gilbert a new promissory note (the “Eighth Gilbert Note”) in the amount of $10,692,000.  Under the terms of the Eighth Gilbert Note, the maturity date of the loan was extended to November 1, 2023, and the annual interest rate remained 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty).  The note payable is secured by the Company’s assets.

As described in more detail in Note 1, “Description of Business and Significant Accounting Policies,” above, the Company evaluated its financial position at October 31, 2021, including operating income of $1,153,000 and working capital of $264,000 excluding deferred revenue and CARES Act funds) and has requested and received a commitment from G.S. Beckwith Gilbert, dated January 26, 2022, that if the Company, at any time, is unable to meet its obligations through January 27, 2023, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

The Company has operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately two months to five years.  Some of the Company’s lease contracts include options to extend the leases for up to five years.  The Company’s headquarters, located in Stamford, Connecticut were previously located in a 5,300 square foot office at an average annual cost of $220,000, under a lease expiring on June 30, 2023.  On October 6, 2020, the Company modified this agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at the reduced average annual rental rate of $61,000.  The Company’s primary software development facility, located in Orlando, Florida, was subject to a lease through August 31, 2021, at an average annual rental rate of $74,000. Effective as of September 1, 2021, the Company entered into a new lease for its primary software development facility, located in Orlando, Florida, for approximately 1,800 square feet for a term of 64 months at an average annual rental of $51,400.  During fiscal 2021, the Company recognized gains on settlements of certain leases, primarily for PASSUR Network System leases, of approximately $54,000.  During 2020, the Company reached settlement agreements with landlords to terminate several existing leases and vacate its facilities in Bohemia, New York,

Vienna, Virginia and Irving, Texas.  Activities previously performed at these locations have been consolidated into the Company’s remaining facilities.

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Year Ended		Year Ended
Total lease cost	October 31, 2021		October 31, 2020
Operating lease cost	$ 168,332		$ 806,810
Short-term lease cost	$ 60,538		$ 209,543
Variable lease cost	$ 10,618		$ 48,171
Total	$ 239,488		$ 1,064,524
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 75,106		$ 778,204
Right-of-use assets obtained in exchange for new operating lease liabilities	$ 208,071		$ 14,418
Weighted-average remaining lease term - operating leases	4.4	years	3.3	years
Weighted-average discount rate - operating leases	9.75%		9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for each of the next five fiscal years and thereafter is as follows:

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7. Leases (continued)

Fiscal Year Ended October 31:	Operating Leases
2022	$ 117,399
2023	117,944
2024	116,657
2025	96,523
2026	57,806
Thereafter	9,873
Total future minimum lease payments	$ 516,202
Less imputed interest	(95,518)
Total	$ 420,684

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of October 31, 2021:

Fiscal Year Ended October 31:	Payments Due in Fiscal Year(1)
2022	$ 103,430
2023	113,495
2024	115,082
2025	96,523
2026	57,806
Thereafter	9,873
Total contractual obligations	$ 496,209

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

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The Company’s provision for income taxes in each fiscal year consists of current federal, state, and local minimum taxes.

The income tax expense for fiscal years ended October 31, 2021 and 2020 consisted of the following:

	2021	2020
Current:
Federal	$ -	$ -
State	3,000	5,000
Foreign	-	32,000
Income tax provision - current	$ 3,000	$ 37,000

Deferred:
Federal	-	-
State	-	-
Total income tax provision	$ 3,000	$ 37,000

The difference between income taxes expected at the U.S federal statutory income tax rate and the reported income tax expense are summarized as follows:

	2021		2020
	Amount	Percent	Amount	Percent
U.S. statutory tax	$ 21,000	21.0%	$ (2,576,000)	21.0%
Stock compensation	31,000	31.2%	84,000	-0.7%
Meals and entertainment	1,000	1.0%	3,000	0.0%
State tax, net of federal benefit	127,000	127.8%	(636,000)	5.2%
Other adjustments - accruals	15,000	15.1%	(14,000)	0.1%
Change in valuation allowance	(192,000)	-193.1%	3,176,000	-25.9%

Total income tax provision	$ 3,000	3.0%	$ 37,000	-0.3%

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of October 31, 2021 and 2020 is as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$ 6,387,000	$ 6,356,000
Deferred revenue	35,000	72,000
Allowance for doubtful accounts receivable	47,000	251,000
Stock compensation - nonqualified	242,000	228,000
Accruals	70,000	53,000
ROU lease liabilities	107,000	116,000
Foreign tax credit	32,000	32,000
Depreciation	28,000	7,000
Total gross deferred tax asset	$ 6,948,000	$ 7,115,000
Less: Valuation allowance	(6,862,000)	(7,054,000)
Total net deferred tax asset	$ 86,000	$ 61,000

Deferred tax liabilities:
ROU lease assets	(86,000)	(61,000)
Total deferred tax liability	(86,000)	(61,000)

Deferred tax assets and liabilities	$ -	$ -

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. After weighing all available positive and negative evidence including cumulative losses in recent years, the Company continues to conclude that the more likely than not threshold for the realization of deferred tax assets has not been met.

At October 31, 2021, the Company had available a federal net operating loss carryforward of $26,239,000, of which $13,459,000 are indefinite lived, but only available to offset 80% of future taxable income, and $12,780,000, which will expire in various tax years from fiscal year 2022 through fiscal year 2039.

At October 31, 2021 and 2020, the Company did not have any uncertain tax positions. As permitted by ASC 740-10, the Company’s accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company’s tax return years that are subject to examination by taxing authorities are fiscal years 2017 through 2021.

9. Stock-Based Compensation

On February 26, 2019, the Board of Directors unanimously adopted the 2019 Stock Incentive Plan (the “Plan”), to replace the Company’s 2009 Stock Incentive Plan, as amended (the “2009 Plan”), which expired on February 24, 2019. The Plan was approved by the Company’s shareholders on April 9, 2019.  The Plan became effective upon the date of its adoption by the Board and provides for the granting of stock options for up to 5,000,000 shares of the Company’s common stock.  The Board of Directors adopted the First Amendment to the Plan, effective as of July 8, 2020, to modify the vesting periods as set forth therein.

On August 16, 2021, the Company’s Board of Directors adopted the Second Amendment to the Plan, to authorize the granting of restricted stock unit (RSU) awards under the Plan. Each RSU represents the right to receive, following vesting, one share of the Company’s common stock.  In connection with the Second Amendment to the Plan, the Board of Directors has authorized an aggregate of 800,000 RSU awards to be granted under the Plan.  As of October 31, 2021, 797,500 RSU awards were granted under the Plan at a grant date fair market value of $0.63 per share, which RSU awards vest ratably over a three-year period.  All 797,500 RSU awards were granted on October 22, 2021 and all are unvested at October 31, 2021.  As of October 31, 2021, total unrecognized compensation cost related to unamortized RSU awards under the Plan totaled $502,000.  The Company expects to recognize this expense over the remaining vesting period of three years.

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

Information with respect to the Company’s stock options for fiscal years 2021 and 2020 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Stock options outstanding at November 1, 2019	1,847,000	$3.20	6.4	$ 2,200
Stock options granted	659,500	$1.94
Stock options exercised	(16,000)	$1.45
Stock options forfeited	(800,500)	$3.14
Stock options outstanding at October 31, 2020	1,690,000	$2.77	6.9	$ -
Stock options granted	212,500	$0.48
Stock options exercised	-	-
Stock options forfeited	(430,000)	$3.08
Stock options outstanding at October 31, 2021	1,472,500	$2.35	6.8	$ 50,800
Stock options exercisable at October 31, 2021	664,000	$3.18	3.2	$ -

The weighted average grant date fair value of the Company’s stock options granted during fiscal years 2021 and 2020 was $0.48 and $1.94, respectively. There were 16,000 options exercised during fiscal 2020 at a weighted average exercise price of $1.45.  There were no stock options exercised during fiscal year 2021.

The Company’s stock options vest over a period of five years. The fair value for these stock options was estimated at the date of grant using a Black-Scholes stock option pricing model, with the following weighted average assumptions for fiscal years 2021 and 2020:

	Years ended October 31,
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	127%	87-117%
Risk-free interest rate	0.63-1.28%	0.37-2.94%
Expected term (years)	6.5	6.5

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statement of operations:

	2021	2020
Cost of revenues	$ 7,000	$ 11,000
Research and development	$ 3,000	$ 74,000
Selling, general and administrative	$ 213,000	$ 382,000
	$ 223,000	$ 467,000

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation (continued)

The following table summarizes the plans under which the Company granted equity compensation as of October 31, 2020:

Name of Plan	Shares Authorized		Shares Available for Grant		Shares Outstanding		Last Date for Grant of Shares
PASSUR Aerospace, Inc. 2009 Stock Incentive Plan	3,000,000		-		637,500		February 24, 2019
PASSUR Aerospace, Inc. 2019 Stock Incentive Plan	5,000,000	(1)	3,367,500	(2)	1,632,500	(2)	February 26, 2029

(1) Includes 800,000 shares of the Company’s common stock authorized for issuance under the 2019 Stock Incentive Plan that have been reserved for issuance upon the vesting of RSU awards granted thereunder.

(2) As of October 31, 2021, RSU awards representing an aggregate of 797,500 shares of the Company’s common stock were outstanding, and 2,500 shares remained available for issuance as RSU awards granted pursuant to the 2019 Stock Incentive Plan.

All outstanding options granted under the Company’s stock incentive plans have terms of ten years. The Company’s stock options vest over a period of five years.  The Company’s RSU awards under the Plan vest ratably over a three-year term.

There was $429,000 of unrecognized stock-based compensation costs expected to be recognized over a weighted average period of 3.1 years as of October 31, 2021. The Company had 808,500 shares in unvested stock-based options and 797,500 in unvested RSU awards outstanding as of October 31, 2021. There was $502,000 of unrecognized compensation cost related to unamortized RSU awards at October 31, 2021, expected to be recognized over a three-year period.

10. Major Customers

The Company’s principal business is to provide predictive analytics and decision support technology for the aviation industry to primarily improve the operational performance and cash flow of its customers. The Company believes it operates in one operating segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. For fiscal 2021, three customers accounted for 21%, or $1,302,000 of total revenues. One customer accounted for 8%, or $478,000, of total revenues for fiscal year 2021.  A second customer accounted for 7%, or $435,000, and a third customer accounted for 6%, or $389,000, of total revenues in fiscal year 2021.  The contract with the customer that accounted for 7% of fiscal 2021 revenue in the amount of $435,000 expired on September 1, 2021 and was not renewed.  Three customers accounted for 36%, or $4,176,000, of total revenues in fiscal year 2020. One customer accounted for 13%, or $1,538,000, of total revenues in fiscal year 2020.  This customer was given concessions of approximately $513,000 during the fourth quarter of fiscal year 2020, as a result of the COVID-19 pandemic.  A second customer accounted for 12%, or $1,440,000, and a third customer accounted for 10%, or $1,198,000, of total revenues in fiscal year 2020.  Contracts with both of these customers expired during fiscal 2020 and have not been renewed.

As of October 31, 2021, the Company had two customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 18%, or $164,000, and another customer accounted for 17%, or $151,000, of the accounts receivable balance as of October 31, 2021.  These two customers also accounted for 10% or more of the accounts receivable balance as of October 31, 2020.  As of October 31, 2020, the Company had four customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 38%, or $597,000, and three customers accounted for 10% each, with balances ranging from $151,000 to $159,000, as of October 31, 2020.  Credit losses historically have been immaterial. However, one major customer included above for fiscal 2021 and 2020 had a significant past due accounts receivable balance, which the Company has fully reserved as of the fiscal years ended October 31, 2021 and 2020.

The Company had foreign sales of $1,063,000 and $1,445,000 in fiscal years 2021 and 2020, respectively. All sales, including foreign sales, are denominated in U.S. dollars.