Form 10-Q
period 2022-01-31
PASSUR Aerospace, Inc.
filed 2022-03-09
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2022

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

 Commission file number     000-7642

PASSUR AEROSPACE, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	11-2208938
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3452 Lake Lynda Dr, Suite 190, Orlando Florida	32817
(Address of Principal Executive Office)	(Zip Code)

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

There were 7,712,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of March 1, 2022.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1.  Financial Statements

PASSUR Aerospace, Inc. and Subsidiary
Consolidated Balance Sheets

	January 31, 2022	October 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$754,936	$1,569,587
Accounts receivable, net	566,356	808,611
Prepaid expenses and other current assets	276,760	247,940
Total current assets	1,598,052	2,626,138

Capitalized software development costs, net	616,150	737,600
Property and equipment, net	50,912	92,905
Operating lease right-of-use assets	312,201	334,866
Other assets	45,719	45,719
Total assets	$2,623,034	$3,837,228

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$996,762	$731,767
Accrued liabilities - Stimulus funding	-	866,560
Accrued expenses and other current liabilities	760,142	678,063
Operating lease liabilities, current portion	91,491	86,195
Deferred revenue, current portion	978,236	1,319,859
Total current liabilities	2,826,631	3,682,444

Deferred revenue, long term portion	154,939	173,939
Note payable - related party	10,691,625	10,691,625
Operating lease liabilities, non-current	317,992	331,168
Total liabilities	13,991,187	14,879,176

Commitments and contingencies

Stockholders' deficit:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at January 31, 2022 and October 31, 2021	84,964	84,964
Additional paid-in capital	18,774,539	18,670,969
Accumulated deficit	(28,293,978)	(27,864,203)
	(9,434,475)	(9,108,270)

Treasury stock, at cost, 784,435 shares at January 31, 2022 and October 31, 2021, respectively	(1,933,678)	(1,933,678)
Total stockholders' deficit	(11,368,153)	(11,041,948)
Total liabilities and stockholders' deficit	$2,623,034	$3,837,228

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	January 31,
	2022	2021

Revenues	$1,511,664	$1,697,921

Operating expenses:
Cost of revenues	789,916	569,673
Research and development expenses	67,871	47,632
Selling, general, and administrative expenses	817,252	678,819
	1,675,039	1,296,124

(Loss)/Income from operations	$(163,375)	$401,797

Interest expense - related party	266,400	266,400
(Loss)/Income before income taxes	(429,775)	135,397

Provision for income taxes	-	-
Net (loss)/income	$(429,775)	$135,397

Net (loss)/income per common share - basic	$(0.06)	$0.02
Net (loss)/income per common share - diluted	$(0.06)	$0.02

Weighted average number of common shares outstanding - basic	7,712,091	7,712,091
Weighted average number of common shares outstanding - diluted	7,712,091	7,712,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Three Months ended January 31, 2022
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2021	8,496,526	$84,964	$18,670,969	$(27,864,203)	$(1,933,678)	$(11,041,948)
Stock-based compensation expense	-	-	103,570	-	-	103,570
Net loss	-	-	-	(429,775)	-	(429,775)
Balance at January 31, 2022	8,496,526	84,964	18,774,539	(28,293,978)	(1,933,678)	(11,368,153)

	Three Months ended January 31, 2021
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2020	8,496,526	$84,964	$18,448,202	$(27,957,401)	$(1,933,678)	$(11,357,913)
Stock-based compensation expense	-	-	47,026	-	-	47,026
Net income	-	-	-	135,397	-	135,397
Balance at January 31, 2021	8,496,526	84,964	18,495,228	(27,822,004)	(1,933,678)	(11,175,490)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31,
	2022	2021

Cash flows from operating activities
Net (loss)/income	$(429,775)	$135,397
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	163,623	186,528
Recovery of doubtful accounts	(97,709)	-
Federal Stimulus credits utilized	(789,108)	(1,016,037)
Other	-	180
Stock-based compensation	103,570	47,026
Operating lease assets and liabilities, net	14,785	(45,589)
Changes in operating assets and liabilities:
Accounts receivable	339,964	60,431
Prepaid expenses and other current assets	(29,000)	(40,780)
Other assets	-	-
Accounts payable	264,995	(242,687)
Accrued expenses and other current liabilities	4,627	34,837
Accrued interest - related party	-	-
Deferred revenue	(360,623)	47,443
Total adjustments	(384,876)	(968,648)
Net cash used in operating activities	(814,651)	(833,251)

Cash flows used in investing activities
Software development costs	-	-
Property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	-	-
Proceeds from exercise of stock options	-	-
Net cash provided by financing activities	-	-

Decrease in cash	(814,651)	(833,251)

Cash - beginning of period	1,569,587	2,748,066
Cash - end of period	$754,936	$1,914,815

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$-	$266,400
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Three Months Ended January 31, 2022

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

The Company provides its solutions to airlines and airports in the United States, as well as an airline in Latin America.  The global market presents an opportunity to network more customers in a broader market.  Solutions offered by PASSUR help to ensure flight completion. They cover the entire flight life cycle, from gate to gate, and result in reductions in overall costs and carbon emissions, while maximizing revenue opportunities, improving operational efficiency, and enhancing the passenger experience.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers continue to be severely impacted by the ongoing COVID-19 outbreak and the corresponding decline in air travel.  As a result, the Company experienced downturns in its revenues year-to-date in fiscal 2022 and for the fiscal year 2021.  The Company continues to believe that its products and professional service engagements are critical to the efficient operation of the air transportation market.  See “Risk Factors.”

2.   Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on January 26, 2022; the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position as of January 31, 2022, and its consolidated results of operations for the three months ended January 31, 2022 and January 31, 2021, respectively.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2022.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current liabilities exceeded its current assets (excluding deferred revenue) by $250,000 as of January 31, 2022.  The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2023, was $10,692,000 at January 31, 2022.  The Company has accrued and unpaid interest under these borrowings for the first three months of fiscal 2022 in the amount of $266,400, which amount is included in accounts payable at January 31, 2022.  The Company has paid the interest incurred for fiscal 2021.  The Company’s stockholders’ equity had a deficit of ($11,368,000) at January 31, 2022. The Company reported a net loss of ($430,000) for the three months ended January 31, 2022.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated March 9, 2022, that if the Company, at any time, is unable to meet its obligations through March 10, 2023, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program (“PSP2”).  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits.  The Company has used such relief payments for such purpose.  The Payroll Support Program Extension Agreement for PSP2 provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions include prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury for an award the Company will receive under the Rescue Act (“PSP3”).  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.  As with the original grants under PSP1 and PSP2, proceeds under PSP3 are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such proceeds for such purpose.  The Payroll Support Program 3 Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support under PSP3, as well as other conditions include prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation.

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.  The amount of unused stimulus funding as of January 31, 2022 and October 31, 2021 was $0 and $867,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act during the time periods that funds under the CARES Act grants were outstanding and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits were incurred.  During the three months ended January 31, 2022 and 2021, the Company reduced its compensation expense by $789,000 and $1,016,000, respectively, as the CARES Act grant proceeds received by the Company were used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

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

B.  Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

	Three Months Ended	Three Months Ended
Revenue by type of customer:	January 31, 2022	January 31, 2021
Airlines	$342,000	$362,000
Airports	978,000	1,268,000
Other	192,000	68,000
Total Revenue	$1,512,000	$1,698,000

	Three Months Ended	Three Months Ended
Revenue by type of performance obligation:	January 31, 2022	January 31, 2021
Subscription services	$1,459,000	$1,643,500
Professional services	53,000	54,500
Total Revenue	$1,512,000	$1,698,000

C.  Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2021	$720,000	$89,000	$1,494,000

Balance at January 31, 2022	$501,000	$65,000	$1,133,000

The differences in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily result from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the three months ended January 31, 2022 that was included in the deferred revenue balance at November 1, 2021 was approximately $655,600.

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

	12 months or less	Greater than 12 months *
Subscription services	$2,519,000	$847,000
Professional services	$145,000	$-
Material rights	$76,000	$155,000

*Approximately 100% of subscription services and 88% of material rights amounts are expected to be recognized between 12 and 36 months.

The table above includes amounts billed and not yet recognized as revenue, as well as unrecognized future committed billings in customer contracts and excludes future billing amounts for which the customer has a termination for convenience right in their agreement.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of direct labor, amortization of previously capitalized software development costs (referred to as “Capitalized Assets”), communication costs, data feeds, travel and entertainment, and consulting fees.  Cost of revenues in each reporting period was impacted by previously capitalized costs associated with software development and data center projects.  In prior periods, the labor and fringe benefit costs of the Company employees involved in creating Capitalized Assets were capitalized, rather than expensed, and amortized over three years, as determined by their projected useful life. The Company did not capitalize any software development costs, as well as network and data center costs subsequent to January 31, 2020.  Given business conditions in the aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

Certain of PASSUR’s services have traditionally relied on our proprietary network of sensors for aircraft surveillance - the  PASSUR and SMLAT Network Systems (both collectively, the “PASSUR Network”).  In light of the FAA's mandate for ADS-B equipage on aircrafts operating in most U.S. airspace, effective January 2020, and parallel adoption of ADS-B requirements in much of the world, the Company determined that such services could be powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which would provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology.  The impact of this change was a reduction in amortization costs, along with decreases in lease, installation and repair and maintenance costs, offset in part by higher data feed costs.

Additionally, due to the financial and economic hardships being experienced by the Company’s customers and air transportation support vendors in the current COVID-19 environment (described in “Impact of the COVID-19 Pandemic,” below), there has been a significant amount of uncertainty surrounding the ability of our customers to either renew and/or maintain their current levels of committed contracts with the Company.  As a result of the industry changes in response to the COVID-19 pandemic, the Company anticipates that its level of Capitalized Assets, including related amortization of such costs, will decrease in the future, as technological efforts are focused more on maintenance of existing products.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes, including, among other things: (i) modified the federal net operating loss rules, including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes; (ii) enhanced recoverability of AMT tax credit carryforwards; (iii) delayed payment of employer payroll taxes; (iv) increased the limitation on business interest expenses under IRC Section 163(j) for the 2019 and 2020 tax years to permit additional expensing of interest; and (v) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).  As of October 31, 2021, the Company had approximately $26,812,000 of net operating losses, which cannot be carried back to prior years to generate tax refunds since no tax had been paid in those years by the Company.

The Company’s provision for income taxes consists of federal, state and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The estimated annual effective tax rate for the fiscal year ending October 31, 2022 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by a reduction in the valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended January 31, 2022, the Company recorded an income tax provision of $0.  The effective tax rate for the three months ended January 31, 2022 was 0% on a pretax loss of (($430,000)).  The effective rate differs from the U.S. federal corporate tax rate of 21% due to the creation of net operating losses offset by an increase in the valuation allowance.

For the three months ended January 31, 2021, the Company recorded an income tax provision of $0.  The effective tax rate for the three months ended January 31, 2021 was 0% on a pretax income of $135,000. The effective rate differed from the U.S. federal statutory rate of 21% due to the use of net operating losses offset by a reduction in the valuation allowance.

Accounts Receivable

The Company records accounts receivable for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Accounts receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $65,000 of unbilled receivables associated with contractually committed services provided to existing customers as of the three months ended January 31, 2022, which will be invoiced subsequent to January 31, 2022. At October 31, 2021, the Company’s accounts receivable balance included $89,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2021.

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements and believes that its products and professional service engagements are critical to the efficient operation of the air transportation market.

The provision for doubtful accounts was $192,000 and $183,000 as of January 31, 2022 and October 31, 2021, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

Capitalized Software Development Costs

The Company capitalizes costs related to the development of internal use software in accordance with authoritative guidance issued by the FASB on internal-use software, ASC 350-40, “Internal-Use Software.” The Company expenses all costs incurred during the preliminary project stage of its development, and capitalizes the costs incurred during the application development stage. For periods through January 31, 2020, costs incurred relating to upgrades and enhancements to the software were capitalized if it had been determined that these upgrades or enhancements add additional functionality to the software.  Costs incurred to maintain and support products after they became available were charged to expense as incurred.  The Company did not capitalize any software development costs subsequent to January 31, 2020.

Due to the financial and economic hardships being experienced by airlines, airports and air transportation support vendors in the current COVID-19 environment (described in “Impact of the COVID-19 Pandemic” below), there has been a significant amount of uncertainty surrounding the ability of our customers to continue to perform their contracts with the Company.  Given these business conditions, the Company’s software efforts were concentrated in the areas of maintenance of existing products.  As a result, the Company did not capitalize any software development costs during the three months ended January 31, 2022 and 2021, respectively.  The Company amortized $121,000 of capitalized software development costs during both of the three months ended January 31, 2022 and 2021, respectively. The Company recorded amortization of the software on a straight-line basis over the estimated useful life of the software, typically over three years within “Cost of Revenues”.

As a result of the industry changes in response to the COVID-19 pandemic, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will decrease in the future.

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

At October 31, 2021, the Company had available federal net operating loss carryforwards of $26,812,000, of which $14,032,000 are indefinite lived, but only available to offset 80% of future taxable income, and $12,780,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

Net (Loss)/Income per Share Information

Basic net (loss)/income per share is computed based on the weighted average number of shares outstanding. Diluted (loss)/earnings per share is computed similarly to basic (loss)/earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. The Company’s 2009 Stock Incentive Plan, which expired on February 24, 2019, and 2019 Stock Incentive Plan, allow for a cashless exercise. Shares used to calculate net (loss)/income per share are as follows:

	For the three months ended
	January 31,
	2022	2021
Basic Weighted average shares outstanding	7,712,091	7,712,091
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,712,091	7,712,091

Weighted average shares which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive. These shares consist of stock options.	1,470,000	1,532,500

Stock-Based Compensation

The Company follows FASB ASC 718, Compensation-Stock Compensation, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $58,000 and $47,000 for the three months ended January 31, 2022 and 2021, respectively.  Stock-based compensation is primarily included in selling, general, and administrative expenses.

On August 16, 2021, the Company’s Board of Directors adopted the Second Amendment to the Plan, to authorize the granting of restricted stock unit (RSU) awards under the Plan. Each RSU represents the right to receive, following vesting, one share of the Company’s Common Stock.  In connection with the Second Amendment to the Plan, the Board of Directors

has authorized an aggregate of 800,000 RSU awards to be granted under the Plan.  As of January 31, 2022, 797,500 RSU awards were granted under the Plan at a grant date fair market value of $0.63 per share, which RSU awards vest ratably over a three-year period.  All 797,500 RSU awards were granted on October 22, 2021.  Compensation expense related to RSU awards was $46,000 and $0 for the three months ended January 31, 2022 and 2021, respectively.

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

3. Impact of the COVID-19 Pandemic

The aviation and travel industries, which are served by the Company and its products, were severely affected by the COVID-19 outbreak.  Travel restrictions and other measures imposed by most jurisdictions, coupled with the public’s reluctance to travel during this time, resulted in a precipitous decline in demand for air travel, and our customers in the aviation and travel industries drastically reduced their capacity and operations from 2020 into 2021 as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company has faced increased economic pressures and experienced a significant loss of revenue during the three month periods ended January 31, 2022 and 2021. The Company anticipates a return to an improved economic environment in the latter half of fiscal 2022 given the state of vaccinations, treatments available, and changes in public behaviors.  The recovery, however, depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of any variants to the COVID-19 virus, the continuing actions to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), and the length of time before the public feels safe to travel.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.  See “Risk Factors”.

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

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.  The amount of unused stimulus funding as of January 31, 2022 and October 31 2021 was $0 and $867,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act during the time periods that funds under the CARES Act grants were outstanding, and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits were incurred.  During the three months ended January 31, 2022 and 2021, the Company reduced its compensation expense by $789,000 and $1,016,000, respectively, as the CARES Act grant proceeds received by the Company were used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

Additionally, provisions under the CARES Act allowed the Company to defer payment of the employer’s share of social security taxes incurred from March of 2020 through December 31, 2020.  The amount of payroll taxes subject to deferred payment was approximately $139,000.  Under the terms of the legislation, 50%, or approximately $70,000 of the deferred payroll taxes were due and paid by December 31, 2021, and the remaining 50%, or approximately $69,000 are due and payable by December 31, 2022.

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

The effects of the actions above are reflected in the costs of revenues, research and development and administrative costs for the three months ended January 31, 2022 and 2021, and the Company anticipates that such cost savings will continue to benefit the remainder of fiscal 2022.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.  During the three months ended January 31, 2022, the Company made investments in, among other areas, infrastructure and marketing, to benefit the longer term growth of the Company.   See “Risk Factors”.

4. Leases

The Company accounts for leases under the guidance of Topic 842, requiring the recognition of ROU assets and associated lease liabilities related to operating leases.  The accounting for finance leases under Topic 842 is consistent with the prior accounting for capital leases.  The Company elected not to apply the measurement and recognition requirements of Topic 842 to short-term leases (i.e., leases with a term of 12 months or less).  Accordingly, short-term leases will not be recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term.

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

As of January 31, 2022, the Company had operating leases primarily for offices and its now-decommissioned PASSUR and Surface Multilateration (“SMLAT”) systems, with remaining terms of approximately eight months to five years.  The Company’s office lease contracts include options to extend the leases for up to five years.  The Company’s office located in Stamford, Connecticut, was previously located in a 5,300 square foot office at an average annual cost of $220,000, under a lease expiring on June 30, 2023.  On October 6, 2020, the Company modified this agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at the reduced average annual rental rate of $61,000.  The Company’s office located in Orlando, Florida, was subject to a lease through August 31, 2021, at an average annual rental rate of $74,000. Effective as of September 1, 2021, the Company entered into a new lease for its Orlando office, for approximately 1,800 square feet for a term of 64 months at an average annual rental of $51,400.

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended	Three Months Ended
Total lease cost	January 31, 2022	January 31, 2021
Operating lease cost	$22,924	$49,022
Short-term lease cost	$3,473	$20,860
Variable lease cost	$1,639	$3,151
Total	$28,036	$73,033

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,428
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	4.2	years
Weighted-average discount rate - operating leases	9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for the remainder of fiscal year 2022 and for each of the next four fiscal years and thereafter is as follows:

Fiscal Year Ended October 31:	Operating Leases
2022	$92,698
2023	117,944
2024	116,657
2025	96,523
2026	57,806
Thereafter	9,873
Total future minimum lease payments	$491,501
Less imputed interest	(85,644)
Total	$405,857

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of January 31, 2022:

Fiscal Year Ended October 31:	Payments Due in Fiscal Year (1)
2022	$84,025
2023	113,495
2024	115,082
2025	96,523
2026	57,806
Thereafter	9,873
Total contractual obligations	$476,804

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

As of January 31, 2022, the Company did not have any finance leases or leases that had not yet commenced as of such date.  As described above, effective as of September 1, 2021, the Company entered into a new lease for its primary software development facility, located in Orlando, Florida.

5. Notes Payable – Related Party

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement effective January 29, 2021, pursuant to which the Company cancelled an outstanding promissory note in the amount of $9,071,000 issued to Mr. Gilbert on January 27, 2020 (the “Sixth Gilbert Note”) and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000. Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan was extended to November 1, 2022, and the annual interest rate remained at 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable is secured by the Company’s assets. The amendments to the Sixth Gilbert Note were determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the transactions.

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

During the first three months of fiscal 2022, the Company did not make any payments to Mr. Gilbert for interest accrued on the Seventh Gilbert Note through January 31, 2022.  The total amount of accrued interest due was $266,400 and is included in accounts payable at January 31, 2022.  During the three months ended January 31, 2022, Mr. Gilbert did not loan the Company any additional funds.  During the three months ended January 31, 2021, the Company paid Mr. Gilbert interest accrued on the Sixth Gilbert Note in a total amount of $266,400.

The Company has evaluated its financial position as of January 31, 2022, including an operating loss of ($163,000) for the three months ended January 31, 2022 and a working capital deficit of $250,000 (excluding deferred revenues) as of January 31, 2022, and has requested and received a commitment from Mr. Gilbert, dated March 9, 2022, that if the Company, at any time, is unable to meet its obligations through March 9, 2023, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

The aviation and travel industries, which are served by the Company and its products, have been severely affected by the COVID-19 outbreak, initially as a result of travel restrictions and other measures imposed by most jurisdictions.  As a result of the pandemic, the Company faces increased economic pressures and has experienced a significant loss of revenue from the start of the pandemic through the three-month period ended January 31, 2022, which the Company anticipates will continue to impact results through the remainder of fiscal 2022.  The severity of the downturn depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic (including the emergence of new variants and any resurgences of cases), the actions taken to contain the pandemic or to mitigate its impact, the public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, the economic stimulus programs available to affected industries and consumers, and the status of governmental and private reopening plans.  All of these variables will impact how quickly the industry can recover and may affect the revenue and earnings levels of the Company.

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

The Company provides its solutions to airlines and airports in the United States, as well as an airline in Latin America.  The global market presents an opportunity to network more customers in a broader market.

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

For the three months ended January 31, 2022, total revenue decreased 11% to $1,512,000, compared with $1,698,000 for the same period in fiscal year 2021. The (loss)/income from operations for the three months ended January 31, 2022 declined to a loss of ($163,000), compared with income of $402,000 for the same period in fiscal year 2021.  For the three months ended January 31, 2022, net (loss)/income was a loss of ($430,000), or ($0.06) per diluted share, compared to net income of $135,000, or $0.02 per diluted share, in the same period in fiscal year 2021.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications.  Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers continue to be severely impacted by the ongoing COVID-19 outbreak and the corresponding decline in air travel.  As a result, the Company has experienced downturns in its revenues from the start of the global pandemic and continuing into fiscal 2022.

For the three months ended January 31, 2022, total revenues decreased by $186,000, or 11%, to $1,512,000, as compared with $1,698,000 for the same period in 2021. The decrease in total revenues was due to a decrease in subscription revenue of $186,000, or 11%, while professional services revenue of $53,000 was essentially unchanged as compared with the same period in the prior year.  The decrease in subscription revenue was concentrated in the Airport sector, primarily due to the expiration of a large Canadian airport contract that was not renewed.

The decreases in subscription revenues for the three months ended January 31, 2022 were primarily due to new contracts for subscription services closed during fiscal year 2022 and net incremental revenue recognized in fiscal year 2022 related to new contracts closed during fiscal year 2021, mainly related to airports and business aviation, more than offset by several expiring airline contracts that were not renewed.

Expenses

In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry as a result of the continuing global COVID-19 pandemic and the declines in revenue that the Company has experienced from the start of the global pandemic and continuing into the first quarter of fiscal 2022, the Company reviewed its operating costs to more closely align those costs with its outlook for the foreseeable future. The Company has taken steps, prior to receiving CARES Act funds, to reduce its operating costs going forward, which steps have included terminating or furloughing certain positions and instituting a temporary pay reduction plan beginning in the second quarter of 2020, reducing the use of outside consultants where possible, rationalizing the PASSUR Network, and reducing and/or eliminating other operating expenses that were not critical to the short-term outlook of the Company.  During the three months ended January 31, 2022, the Company continued to benefit from these cost savings when compared to the same period for the prior year.  However, such savings were offset in the current fiscal quarter by the impact of lower federal stimulus credits available to the Company and other investments by the Company in infrastructure and marketing.  The Company anticipates the continuation of these cost savings programs into the latter half of fiscal year 2022 to offset the additional technology infrastructure and marketing costs.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Cost of Revenues

For the three months ended January 31, 2022, cost of revenues increased $220,000, or 39%, to $790,000, as compared to $570,000 in the same period in fiscal year 2021.  The increase in cost of revenues during the three month period ended January 31, 2022 were primarily attributable to higher costs of technology infrastructure, such as cloud hosting fees, professional services, restricted stock amortization costs and lower federal stimulus credits available to offset compensation costs.  These increases were partially offset by savings in the areas of data feeds and communication costs.  For the three months ended January 31, 2022 and 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $341,000 and $410,000, respectively.  Without the grants under the CARES Act and Rescue Act, cost of revenues would have been $1,131,000 and $980,000 for the three months ending January 31, 2022 and 2021, respectively.  See “Risk Factors”.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act up through and including the period ended January 31, 2022.

For the reasons explained in “Capitalized Software Development Costs” above, going forward, the Company anticipates lower levels of capitalized software costs, including amortization expenses associated with these assets.

Research and Development

For the three months ended January 31, 2022, research and development expenses increased by $20,000, or 42%, to $68,000, as compared with $48,000 for the same period in fiscal year 2021.  The increase in research and development expenses during the three month period ended January 31, 2022 were primarily attributable to lower federal stimulus credits available to offset compensation costs.  For the three months ended January 31, 2022 and 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its research and development expenses by $20,000 and $35,000, respectively.  Without the grants under the CARES Act and Rescue Act, research and development expenses would have been $88,000 and $83,000 for the three months ending January 31, 2022 and 2021, respectively.  See “Risk Factors”.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act up through and including the period ended January 31, 2022.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended January 31, 2022, selling, general, and administrative expenses increased $138,000, or 20%, to $817,000, as compared to $679,000 for the same period in fiscal year 2021.  The increase in selling, general, and administrative expenses for the three months ended January 31, 2022 were primarily due to lower federal stimulus credits available to offset compensation costs and higher marketing costs.  For the three months ended January 31, 2022 and 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $428,000 and $571,000, respectively.  Without the grants under the CARES Act and Rescue Act, selling, general and administrative expenses would have been $1,245,000 and $1,250,000 for the three months ending January 31, 2022 and 2021, respectively.  See “Risk Factors”.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act up through and including the period ended January 31, 2022.

(Loss)/Income from Operations

For the three months ended January 31, 2022, the (loss)/income from operations decreased $565,000 to a loss of ($163,000), as compared with income of $402,000 during the same period in fiscal year 2021.  The decrease in operating income was primarily due to decreases in revenue coupled with higher compensation costs, as a result of lower federal stimulus credits available, and increased technology infrastructure and marketing costs, as compared to the same periods in fiscal year 2021.  For the three months ended January 31, 2022 and 2021, the Company was able to use CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $789,000 and $1,016,000, respectively.  The loss from operations for the three months ended January 31, 2022 would have increased by $789,000 to a loss of $952,000 in the absence of funding from the CARES Act and Rescue Act, while income from operations for the three months ended January 31, 2021 would have decreased by $1,016,000 to a loss of $614,000 in the absence of funding from the CARES Act and Rescue Act.

Interest Expense – Related Party

Interest expense – related party was $266,400 for both of the three month periods ended January 31, 2022 and 2021.

Net (Loss)/Income

The net loss was ($430,000), or ($0.06) per diluted share, for the three months ended January 31, 2022, as compared to net income of $135,000, or $0.02 per diluted share, for the same period in 2021.  The decrease in net income for the three months ended January 31, 2022 compared with the same period in the prior fiscal year was the result of lower levels of revenue coupled with lower levels of federal stimulus funds available to offset eligible compensation costs coupled with higher infrastructure and marketing costs.  The net loss for the three months ended January 31, 2022, would have increased by $789,000, to a loss of ($1,219,000) in the absence of funding from the CARES Act and Rescue Act, while net income for the three months ended January 31, 2020, would have decreased by $1,016,000 to a loss of ($881,000) in the absence of funding from the CARES Act.  See “Risk Factors.”

Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets, excluding deferred revenues, by $250,000 as of January 31, 2022.

The note payable to a related party, G.S. Beckwith Gilbert, the Company’s Non-Executive Chairman of the Board and significant shareholder, with a maturity of November 1, 2023, was $10,692,000 at January 31, 2022.  The Company has accrued and unpaid interest under these borrowings for the first three months of fiscal 2022 in the amount of $266,400, which amount is included in accounts payable at January 31, 2022.  The Company has paid the interest incurred for fiscal 2021.  During the three months ended January 31, 2022 and 2021, Mr. Gilbert did not loan the Company any additional funds.  The Company’s stockholders’ equity had a deficit of $11,368,000 at January 31, 2022. The Company reported a net loss of $430,000 for the three months ended January 31, 2022.

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement effective January 29, 2021, pursuant to which the Company cancelled an outstanding promissory note in the amount of $9,071,000 issued to Mr. Gilbert on January 27, 2020 (the “Sixth Gilbert Note”) and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000. Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan was extended to November 1, 2022, and the annual interest rate remained at 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable was secured by the Company’s assets. The amendments to the Sixth Gilbert Note were determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the transactions.

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

The Company has evaluated its financial position as of January 31, 2022, including an operating loss of ($163,000) for the three months ended January 31, 2022, a working capital deficit of $250,000 (excluding deferred revenues) and shareholders deficit of $11,368,000 as of January 31, 2022, and has requested and received a commitment from Mr. Gilbert, dated March 9, 2022, that if the Company, at any time, is unable to meet its obligations through March 9, 2023, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program (“PSP2”).  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under the PSP1, PSP2 proceeds are to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such relief payments for such purpose.  The Payroll Support Program Extension Agreement provides that the relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions including prohibitions on share repurchases and dividends through March 31, 2022, and certain limitations on executive compensation.

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

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.  The amount of unused stimulus funding as of January 31, 2022 and October 31 2021 was $0 and $867,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act up through and including the period ended January 31, 2022 and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  During the three months ended January 31, 2022 and 2021, the Company reduced its compensation expense by $789,000 and $1,016,000, respectively, as a portion of the CARES Act grant proceeds received by the Company was used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act and the Payroll Support Program Agreement, the Company may be required to repay the government funds and also be subject to other remedies.

Net cash used in operating activities was $815,000 for the three months ended January 31, 2022, compared with cash used of $833,000 for the three months ended January 31, 2021, and consisted of a net loss of ($430,000), which includes the use of federal stimulus credits of ($789,000), depreciation and amortization expense of $164,000, stock-based compensation expense of $104,000, adjustments to operating lease assets and liabilities, net, of $15,000, a decrease in deferred revenue of ($361,000), a decrease in accounts receivable of $242,000 (including changes in doubtful accounts provisions), and a net increase in accounts payable and accrued expenses of $269,000.  The balance consisted of changes to prepaids and other assets of ($29,000).  For the three months ended January 31, 2022 and January 31, 2021, there were no cash flows from investing or financing activities.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. As described above, the Company took aggressive steps to reduce its cost structure, including, but not limited to, reductions in force, furloughs and salary reduction plans.  The Company will continue to monitor costs in relation to its revenue and will take further actions as necessary consistent with the requirements of the CARES Act and Rescue Act financing. The Company believes that it has the ability to reduce operating costs further if, at any time, such adjustments would be necessary to align the Company’s financial condition, liquidity, and capital resources with the ongoing uncertain outlook of the COVID-19 pandemic. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings already taken or which may be taken by the Company may not be practical or sustainable to support the operations necessary for the increased level of revenue.  Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and

management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from customers that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Despite the continuing downturn in the air transportation industry due to the COVID-19 pandemic, interest by potential customers in the Company’s information and decision support software products and its professional services remains strong.  As a result, the Company believes that, subject to the factors described under “Risk Factors”, future revenues will increase on an annualized basis.  However, there are no guarantees that such annualized future revenue increases will occur in the absence of funding under the CARES Act and Rescue Act.  If revenues do not increase and the Company’s cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company’s ability to optimize its cost structures.  See “Risk Factors”.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021.  These policies and estimates are critical to the Company’s business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as such policies affect its reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

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

Leases

The Company accounts for leases under the guidance of Topic 842, requiring the recognition of ROU assets and associated lease liabilities related to operating leases.  The accounting for finance leases under Topic 842 is consistent with the prior accounting for capital leases.  The Company elected not to apply the measurement and recognition requirements of Topic 842 to short-term leases (i.e., leases with a term of 12 months or less).  Accordingly, short-term leases will not be recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term.

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

As of January 31, 2022, the Company had operating leases primarily for offices and PASSUR and SMLAT systems, with remaining terms of approximately eight months to five years.  The Company’s office lease contracts include options to extend the leases for up to five years.  As of January 31, 2022, the Company did not have any finance leases or leases that had not yet commenced as of such date.  Effective as of September 1, 2021, the Company relocated its office within Orlando, Florida, under the terms of a new 64-month lease.

Accounting for Federal Payroll Support Program (“PSP”) Funds

The PSP funds received under the CARES Act and the Rescue Act during fiscal years 2020 and 2021 are accounted for as grants not requiring repayment.  The Company recognizes such amounts received in income as qualifying salaries, wages and benefits are incurred.  As described above, the PSP funds advanced are conditioned upon the Company complying with certain provisions and requirements included in the agreements.  If the Company does not comply with the provisions and requirements therein, the PSP funds advanced would be subject to repayment.  The Company believes that it is in compliance with all provisions and requirements under the agreements for the fiscal years 2022, 2021 and 2020.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Executive Vice President of Finance and Administration have concluded that such controls and procedures were effective at a reasonable assurance level as of January 31, 2022.

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

Item 1A. Risk Factors

Risks Relating to the Aviation Industry

The Company’s ability to successfully implement its revenue growth plan depends on the aviation industry’s recovery from the continuing coronavirus (COVID-19) pandemic.

During the past two years, the aviation and travel industries, which are served by the Company and its products, have been severely affected by the continuing COVID-19 outbreak.  Travel restrictions and other measures imposed by most jurisdictions, coupled with the general public’s reluctance to travel during this time, resulted in a precipitous decline in demand for air travel.  As a result, our customers in the aviation and travel industries drastically reduced their capacity and operations from 2020 into 2021, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company faced increased economic pressures and experienced a significant loss of revenue from the outset of the pandemic through the period ended January 31, 2022. While the Company anticipates a return to an improved economic environment during fiscal 2022, the recovery in the aviation and travel industries will depend on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of any variants to the COVID-19 virus, the continuing actions to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), and the length of time before the public feels safe to travel.  All of these variables may have an impact on how quickly the aviation industry can recover, which in turn may affect the revenue and earnings of the Company going forward.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of the COVID-19 Pandemic.

Risks Relating to Operations, Financial Performance and Capital Resources

The cessation of funding under the CARES Act and the Rescue Act may have a significant negative impact on the Company’s results of operations.

The Company’s results of operations for the three month periods ended January 31, 2022 and 2021 were substantially improved by the receipt of funding under the CARES Act and the Rescue Act. In the absence of such funding, the Company’s loss from operations, loss before income taxes and net loss for the three months ended January 31, 2022 would have increased by approximately $789,000, resulting in an operating loss of ($952,000), a loss before income taxes of ($1,219,000), and a net loss of ($1,219,000).  For the three months ended January 31, 2021, in the absence of such funding, income from operations, income before income taxes and net income would have decreased by $1,016,000, resulting in an operating loss of ($614,000), a loss before income taxes of ($881,000), and a net loss of ($881,000). The Company does not currently anticipate receiving similar funding during the year ending October 31, 2022. Accordingly, there are no assurances that the Company will be able to achieve the same level of financial performance for the year ending October 31, 2022, as compared to the year ended October 31, 2021.

The Company may be unable to raise additional funds to meet its operating capital requirements going forward.

If the Company is unable to generate sufficient cash flows from operations to meet its operating capital requirements, the Company may need to obtain external capital on commercially reasonable terms. The Company has received a commitment from G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, dated March 9, 2022, that if the Company, at any time, is unable to meet its obligations through March 10, 2023, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. While Mr. Gilbert has provided similar financial support commitments to the Company in the past, there are no assurances that this commitment will continue to be available to the Company beyond March 10, 2023.

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

A discussion of additional risks and uncertainties associated with the Company and its business are set forth in Part I, Item 1A, “Risk Factors” in our 2021 Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Item 5.  Other Information.

On March 9, 2022, the Company’s significant shareholder and Chairman confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through March 10, 2023. A copy of the commitment is attached as Exhibit 10.6 to this Form 10-Q and incorporated by reference into this Item 5.

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

10.1.2

Second Amendment to PASSUR Aerospace, Inc. 2019 Stock Incentive Plan, dated August 16, 2021, is incorporated by reference from Exhibit 10.1.2 to our Quarterly Report on Form 10-Q filed on September 14, 2021.

10.2

Form of Restricted Stock Unit Award Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

10.3

Form of Non-Qualified Stock Option Agreement for PASSUR Aerospace, Inc., 2019 Stock Incentive Plan, is incorporated by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

10.4

Debt Extension Agreement, dated as of January 26, 2022, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert, is incorporated by reference from Exhibit 10.49 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

10.5

Secured Promissory Note, dated as of January 26, 2022, from PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender, is incorporated by reference from Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

10.6*	Commitment of G.S. Beckwith Gilbert, dated March 9, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Executive Vice President of Finance and Administration pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Executive Vice President of Finance and Administration pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSUR AEROSPACE, INC.

Dated: March 9, 2022	By:	/s/ Brian G. Cook
Brian G. Cook
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2022	By:	/s/ Sean Doherty
Sean Doherty
Executive Vice President of Finance and Administration (Principal Financial and Accounting Officer)