Form 10-Q
period 2022-04-30
PASSUR Aerospace, Inc.
filed 2022-06-10
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2022

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

There were 7,712,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of June 1, 2022.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I.  Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	April 30, 2022	October 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$219,144	$1,569,587
Accounts receivable, net	1,008,413	808,611
Prepaid expenses and other current assets	423,014	247,940
Total current assets	1,650,571	2,626,138

Capitalized software development costs, net	494,700	737,600
Property and equipment, net	30,938	92,905
Operating lease right-of-use assets	293,366	334,866
Other assets	45,719	45,719
Total assets	$2,515,294	$3,837,228

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$702,600	$731,767
Accrued liabilities - Stimulus funding	-	866,560
Accrued expenses and other current liabilities	1,112,282	678,063
Operating lease liabilities, current portion	89,597	86,195
Deferred revenue, current portion	1,132,965	1,319,859
Total current liabilities	3,037,444	3,682,444

Deferred revenue, long term portion	156,698	173,939
Note payable - related party	11,691,625	10,691,625
Operating lease liabilities, non-current	295,391	331,168

Total liabilities	15,181,158	14,879,176

Commitments and contingencies

Stockholders' deficit:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at April 30, 2022 and October 31, 2021	84,964	84,964
Additional paid-in capital	18,851,591	18,670,969
Accumulated deficit	(29,668,741)	(27,864,203)
	(10,732,186)	(9,108,270)

Treasury stock, at cost, 784,435 shares at April 30, 2022 and October 31, 2021, respectively	(1,933,678)	(1,933,678)
Total stockholders' deficit	(12,665,864)	(11,041,948)
Total liabilities and stockholders' deficit	$2,515,294	$3,837,228

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	April 30,
	2022	2021

Revenues	$1,344,953	$1,461,844

Operating expenses:
Cost of revenues	1,094,469	565,451
Research and development expenses	89,056	53,251
Selling, general, and administrative expenses	1,271,437	635,965
	2,454,962	1,254,667

(Loss)/Income from operations	$(1,110,009)	$207,177

Interest expense - related party	264,754	257,713
Loss before income taxes	(1,374,763)	(50,536)

Provision for income taxes	-	-
Net loss	$(1,374,763)	$(50,536)

Net loss per common share - basic	$(0.18)	$(0.01)
Net loss per common share - diluted	$(0.18)	$(0.01)

Weighted average number of common shares outstanding - basic	7,712,091	7,712,091
Weighted average number of common shares outstanding - diluted	7,712,091	7,712,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Six months ended
	April 30,
	2022	2021

Revenues	$2,856,618	$3,159,765

Operating expenses:
Cost of revenues	1,884,386	1,135,124
Research and development expenses	156,927	100,883
Selling, general, and administrative expenses	2,088,689	1,314,784
	4,130,002	2,550,791

(Loss)/Income from operations	$(1,273,384)	$608,974

Interest expense - related party	531,154	524,113
(Loss)/Income before income taxes	(1,804,538)	84,861

Provision for income taxes	-	-
Net (loss)/income	$(1,804,538)	$84,861

Net (loss)/income per common share - basic	$(0.23)	$0.01
Net (loss)/income per common share - diluted	$(0.23)	$0.01

Weighted average number of common shares outstanding - basic	7,712,091	7,712,091
Weighted average number of common shares outstanding - diluted	7,712,091	7,712,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Six Months ended April 30, 2022
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2021	8,496,526	$84,964	$18,670,969	$(27,864,203)	$(1,933,678)	$(11,041,948)

Stock-based compensation expense	-	-	103,570	-	-	103,570
Net loss	-	-	-	(429,775)	-	(429,775)
Balance at January 31, 2022	8,496,526	84,964	18,774,539	(28,293,978)	(1,933,678)	(11,368,153)

Stock-based compensation expense	-	-	77,052	-	-	77,052
Net loss	-	-	-	(1,374,763)	-	(1,374,763)
Balance at April 30, 2022	8,496,526	$84,964	$18,851,591	$(29,668,741)	$(1,933,678)	$(12,665,864)

	Six Months ended April 30, 2021
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2020	8,496,526	$84,964	$18,448,202	$(27,957,401)	$(1,933,678)	$(11,357,913)

Stock-based compensation expense	-	-	47,026	-	-	47,026
Net income	-	-	-	135,397	-	135,397
Balance at January 31, 2021	8,496,526	84,964	18,495,228	(27,822,004)	(1,933,678)	(11,175,490)

Stock-based compensation expense	-	-	66,621	-	-	66,621
Net loss	-	-	-	(50,536)	-	(50,536)
Balance at April 30, 2021	8,496,526	$84,964	$18,561,849	$(27,872,540)	$(1,933,678)	$(11,159,405)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2022	2021

Cash flows from operating activities
Net (loss)/income	$(1,804,538)	$84,861
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	305,228	362,508
Recovery of doubtful accounts	(103,108)	(28,716)
Federal Stimulus credits utilized	(789,108)	(2,187,826)
Stock-based compensation	180,622	113,647
Operating lease assets and liabilities, net	9,125	(63,462)
Changes in operating assets and liabilities:
Accounts receivable	(96,694)	75,856
Prepaid expenses and other current assets	(175,435)	(157,768)
Other assets	-	10,636
Accounts payable	(29,167)	(280,632)
Accrued expenses and other current liabilities	356,767	(103,640)
Deferred revenue	(204,135)	17,877
Total adjustments	(545,905)	(2,241,520)
Net cash used in operating activities	(2,350,443)	(2,156,659)

Cash flows used in investing activities
Property and equipment	-	(1,818)
Net cash used in investing activities	-	(1,818)

Cash flows from financing activities
Proceeds under Federal Stimulus grant program	-	2,839,463
Proceeds from notes payable - related party	1,000,000	-
Net cash provided by financing activities	1,000,000	2,839,463

(Decrease)/Increase in cash	(1,350,443)	680,986

Cash - beginning of period	1,569,587	2,748,066
Cash - end of period	$219,144	$3,429,052

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$-	$524,112
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

1.Nature of Business

PASSUR® Aerospace, Inc. (“PASSUR” or the “Company”), a New York corporation founded in 1967, is a business intelligence company, providing predictive analytics and decision support technology for the aviation industry primarily to improve the operational performance and cash flow of airlines, airports, fixed based operators (FBOs) and air navigation service providers (ANSPs). The Company provides a cloud-based platform, ARiVA™, that manages and optimizes operations for our customers.

PASSUR delivers digital solutions to global aviation operations, meeting the needs of global air travel as well as supporting the recovery of the aviation industry from the COVID-19 crisis.   The structure and execution of operations within the aviation industry have fundamentally changed as a result of this crisis due to the significant change in the economics required to support current conditions, return to normal operations and profitability, and assist in mitigating health risks.

PASSUR continues to apply artificial intelligence powered by machine learning to aviation data, addressing the industry’s most costly challenges, including the management and optimization of airspace, airport assets, aircraft, and day of flight operations.

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

The Company is a supplier and partner to the air transportation industry.  While many of the Company’s customers are experiencing increases in air travel volume, spending to invest in programs to promote operational efficiencies and productivity usually lag such increases.  As a result, the Company experienced downturns in its revenues year-to-date in fiscal 2022 and for the fiscal year 2021.  The Company continues to believe that its products and professional service engagements are critical to the efficient operation of the air transportation market.  See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on January 26, 2022; the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position as of April 30, 2022, and its consolidated results of operations for the three and six months ended April 30, 2022 and April 30, 2021, respectively.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2022.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current liabilities exceeded its current assets (excluding deferred revenue) by $254,000 as of April 30, 2022.  The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2023, was $11,692,000 at April 30, 2022.  The Company has accrued and unpaid interest under these borrowings for the first six months of fiscal 2022 in the amount of $531,000, which amount is included in accrued expenses and other current liabilities at April 30, 2022.  During fiscal year 2021, the Company paid Mr. Gilbert all accrued interest incurred for fiscal 2021 in the amount of $1,057,000.  The Company’s stockholders’ equity had a deficit of $12,666,000 at April 30, 2022. The Company reported a net loss of $1,805,000 for the six months ended April 30, 2022.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated June 10, 2022, that if the Company, at any time, is unable to meet its obligations through June 11, 2023, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), enacted in March 2020, as well as subsequently enacted legislation, including the American Rescue Plan Act of 2021 (the “Rescue Act”), have provided economic support for, among others, businesses in the aviation industry.  The Company has received grants under both the CARES Act and the Rescue Act (collectively referred to herein as the “CARES Act grants”), totaling approximately $6,498,000, as described in more detail below.

1.In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program (“PSP1”). The relief payments were received in three installments from July 2020 through September 2020.  Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of certain employee wages, salaries and benefits.  The Company has used such relief payments for such purpose.  The PSP1 relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation that applied through March 24, 2022.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program (“PSP2”).  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under PSP1, PSP2 proceeds were required to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits.  The Company has used such relief payments for such purpose.  The PSP2 relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions including prohibitions on share repurchases and dividends through the later of March 31, 2022, or the date on which the Company has expended all of the payroll support, and certain limitations on executive compensation that apply through October 1, 2022.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury for an award the Company will receive under the Rescue Act (“PSP3”).  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.  As with the original grants under PSP1 and PSP2, proceeds under PSP3 were required to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such proceeds for such purpose.  The PSP3 relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation that apply through April 1, 2023.

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.  The amount of unused stimulus funding as of April 30, 2022 and October 31, 2021 was $0 and $856,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act,  the Rescue Act and the Payroll Support Program Agreements up through and including the period ended April 30, 2022, and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits were incurred.  The Company reduced its compensation expense by $0 and $1,172,000 during the three months ended April 30, 2022 and April 30, 2021, respectively, and by $789,000 and $2,188,000 during the six months ended April 30, 2022 and April 30, 2021, respectively, as the CARES Act grant proceeds received by the Company were used to fund eligible payroll costs.  If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

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

B. Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

Revenue by type of customer:	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021	Six Months Ended April 30, 2022	Six Months Ended April 30, 2021
Airlines	$170,000	$149,000	$512,000	$511,000
Airports	937,000	1,216,000	1,915,000	2,480,000
Other	238,000	97,000	430,000	169,000
Total Revenue	$1,345,000	$1,462,000	$2,857,000	$3,160,000

Revenue by type of performance obligation:	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021	Six Months Ended April 30, 2022	Six Months Ended April 30, 2021
Subscription services	$1,273,000	$1,341,000	$2,732,000	$2,939,000
Professional services	72,000	121,000	125,000	221,000
Total Revenue	$1,345,000	$1,462,000	$2,857,000	$3,160,000

C. Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2021	$720,000	$89,000	$1,494,000

Balance at April 30, 2022	$903,000	$105,000	$1,290,000

The differences in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily result from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the six months ended April 30, 2022 that was included in the deferred revenue balance at November 1, 2021 was approximately $1,101,500.

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

	12 months or less	Greater than 12 months *
Subscription services	$2,068,000	$802,000
Professional services	$109,000	$-
Material rights	$82,000	$157,000

*Approximately 100% of subscription services and 92% of material rights amounts are expected to be recognized between 12 and 36 months.

The table above includes amounts billed and not yet recognized as revenue, as well as unrecognized future committed billings in customer contracts and excludes future billing amounts for which the customer has a termination for convenience right in their agreement.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of communication costs, data feeds costs, and amortization of previously capitalized software development costs (referred to as “Capitalized Assets”).  Cost of revenues in each reporting period was impacted by previously capitalized costs associated with software development and data center projects.  In prior periods, the labor and fringe benefit costs of the Company employees involved in creating Capitalized Assets were capitalized, rather than expensed, and amortized over three years, as determined by their projected useful life. The Company did not capitalize any software development costs, as well as network and data center costs, subsequent to January 31, 2020.  Given business conditions in the aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

PASSUR’s services are powered by a combination of FAA data plus commercial ADS-B aggregator feeds and other data feeds available to the Company, which provide a more cost-effective solution and allow us to focus more on value-added analytics, and less on sensor technology.

Additionally, due to the financial and economic hardships that have been experienced by the Company’s customers and air transportation support vendors in the ongoing COVID-19 environment (described in “3. Impact of the COVID-19 Pandemic”, below), there has been a significant amount of uncertainty surrounding the ability of our customers to either renew and/or maintain their current levels of committed contracts with the Company.  As a result of the industry changes in response to the COVID-19 pandemic, the Company anticipates that its level of Capitalized Assets, including related amortization of such costs, will decrease in the future, as the Company’s technological efforts are focused more on maintenance of existing products.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes, including, among other things: (i) modified the federal net operating loss rules, including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes; (ii) enhanced recoverability of AMT tax credit carryforwards; (iii) delayed payment of employer payroll taxes; (iv) increased the limitation on business interest expenses under IRC Section 163(j) for the 2019 and 2020 tax years to permit additional expensing of interest; and (v) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).  As of October 31, 2021, the Company had approximately $26,812,000 of net operating losses, which cannot be carried back to prior years to generate tax refunds since no tax had been paid in those years by the Company.

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

For the three and six months ended April 30, 2022, the Company recorded an income tax provision of $0.  The effective tax rate for the three and six months ended April 30, 2022 was 0% on a pretax loss of $1,375,000 and $1,805,000, respectively.  The effective rate differs from the U.S. federal corporate tax rate of 21% due to the valuation allowance.

For the three and six months ended April 30, 2021, the Company recorded an income tax provision of $0.  The effective tax rate for the three and six months ended April 30, 2021 was 0% on a pretax (loss)/income of ($50,000) and $85,000, respectively. The effective rate differed from the U.S. federal statutory rate of 21% due to the valuation allowance and the use of net operating losses offset by a reduction in the valuation allowance.

Accounts Receivable

The Company records accounts receivable for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Accounts receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $105,000 of unbilled receivables associated with contractually committed services provided to existing customers during the six months ended April 30, 2022, which will be invoiced subsequent to April 30, 2022. At October 31, 2021, the Company’s accounts receivable balance included $89,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2021.

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements and believes that its products and professional service engagements are critical to the efficient operation of the air transportation market.

The provision for doubtful accounts was $35,000 and $183,000 as of April 30, 2022 and October 31, 2021, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

Due to the financial and economic hardships that have been experienced by airlines, airports and air transportation support vendors in the ongoing COVID-19 environment (described in “3. Impact of the COVID-19 Pandemic” below), there has been a significant amount of uncertainty surrounding the ability of our customers to continue to perform their contracts with the Company.  Given these business conditions, the Company’s software efforts were concentrated in the areas of maintenance of existing products.  As a result, the Company did not capitalize any software development costs during the three and six months ended April 30, 2022 and April 30, 2021, respectively.  The Company amortized $121,500 and $243,000 of capitalized software development costs during both the three and six months ended April 30, 2022 and the three and six months ended April 30, 2021, respectively.  The Company recorded amortization of the software on a straight-line basis over the estimated useful life of the software, typically over three years, within “Cost of Revenues”.

As a result of the industry changes in response to the COVID-19 pandemic, the Company anticipates that its level of capitalized software development costs, including related amortization of such costs, will decrease in the future, as the Company’s technological efforts are focused more on maintenance of existing products.

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

Deferred Tax Assets

Each reporting period, the Company assesses the realizability of its deferred tax assets to determine if it is more-likely-than-not that some portion, or all, of the deferred tax assets will be realized.  The Company considered all available positive and negative evidence including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is dependent on sufficient taxable income within the available carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including recent financial operating results, the Company determined its net deferred tax assets are not realizable on a more-likely-than-not basis and that a valuation allowance is required against its net deferred tax assets.

At October 31, 2021, the Company had available federal net operating loss carryforwards of $26,812,000, of which $14,032,000 are indefinite lived, but only available to offset 80% of future taxable income, and $12,780,000 will expire in various tax years from fiscal year 2022 through fiscal year 2038.

Net (Loss)/Income per Share Information

Basic net (loss)/income per share is computed based on the weighted average number of shares outstanding. Diluted (loss)/earnings per share is computed similarly to basic (loss)/earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect. The Company’s 2009 Stock Incentive Plan, which expired on February 24, 2019, and 2019 Stock Incentive Plan (the “Plan”), allow for a cashless exercise. Shares used to calculate net (loss)/income per share are as follows:

	For the three months ended		For the six months ended
	April 30,		April 30,
	2022	2021	2022	2021
Basic Weighted average shares outstanding	7,712,091	7,712,091	7,712,091	7,712,091
Effect of dilutive stock options	-	-	-	-
Diluted weighted average shares outstanding	7,712,091	7,712,091	7,712,091	7,712,091

Weighted average shares which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive. These shares consist of stock options.	1,477,500	1,460,000	1,477,500	1,460,000

Stock-Based Compensation

The Company follows FASB ASC 718, Compensation-Stock Compensation, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $40,000 and $67,000 for the three months ended April 30, 2022 and April 30, 2021, respectively.  Stock-based compensation expense was $98,000 and $114,000 for the six months ended April 30, 2022 and April 30, 2021, respectively.  Stock-based compensation is primarily included in selling, general, and administrative expenses.

On August 16, 2021, the Company’s Board of Directors adopted the Second Amendment to the Plan, to authorize the granting of restricted stock unit (RSU) awards under the Plan. Each RSU represents the right to receive, following vesting, one share of the Company’s Common Stock.  In connection with the Second Amendment to the Plan, the Board of Directors has authorized an aggregate of 800,000 RSU awards to be granted under the Plan.  As of January 31, 2022, 797,500 RSU awards were granted under the Plan at a grant date fair market value of $0.63 per share, which RSU awards vest ratably over a three-year period.  All 797,500 RSU awards were granted on October 22, 2021.  Compensation expense related to RSU awards was $37,000 and $0 for the three months ended April 30, 2022 and April 30, 2021, respectively.  Compensation expense related to RSU awards was $83,000 and $0 for the six months ended April 30, 2022 and April 30, 2021, respectively.

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

3. Impact of the COVID-19 Pandemic

The aviation and travel industries, which are served by the Company and its products, have been severely affected by the ongoing COVID-19 outbreak.  Travel restrictions and other measures imposed by most jurisdictions, coupled with the public’s reluctance to travel during the pandemic, resulted in a precipitous decline in demand for air travel, and our customers in the aviation and travel industries drastically reduced their capacity and operations from 2020 into 2021 as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company has faced increased economic pressures and experienced a significant loss of revenue during the six- month periods ended April 30, 2022 and April 30, 2021. While the Company anticipates a return to an improved economic environment in the latter half of fiscal 2022 given the state of vaccinations, treatments available, and changes in public behaviors, the recovery depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of any variants to the COVID-19 virus, the continuing actions taken to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), and the length of time before the public feels safe to travel.  All of these variables may have an impact on how quickly the industry can recover, which in turn may affect the revenue and earnings levels of the Company going forward.  See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), enacted in March 2020, as well as subsequently enacted legislation, including the American Rescue Plan Act of 2021 (the “Rescue Act”), have provided economic support for, among others, businesses in the airline industry.  The Company has received grants under both the CARES Act and the Rescue Act (collectively referred to herein as the “CARES Act grants”), totaling approximately $6,498,000, as described in more detail below.

1.In July 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive an aggregate of $3,003,000 in emergency relief through the CARES Act Payroll Support Program (“PSP1”). The relief payments were received in three installments from July 2020 through September 2020.  Pursuant to the Payroll Support Program Agreement, the relief payments must be used exclusively for the continuation of payment of certain employee wages, salaries and benefits.  The Company has used such relief payments for such purpose.  The PSP1 relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2021, and certain limitations on executive compensation that applied through March 24, 2022.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program (“PSP2”).  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under PSP1, PSP2 proceeds were required to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such relief payments for such purpose.  The PSP2 relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions including prohibitions on share repurchases and dividends through the later of March 31, 2022, or the date on which the Company has expended all of the payroll support, and certain limitations on executive compensation that apply through October 1, 2022.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury for an award the Company received under the Rescue Act (PSP3”).  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.  As with the original grants under PSP1 and PSP2, proceeds under PSP3 were required to be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such proceeds for such purpose.  The PSP3 relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support, as well as other conditions including prohibitions on share repurchases and dividends through September 30, 2022, and certain limitations on executive compensation that apply through April 1, 2023.

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.  The amount of unused stimulus funding as of April 30, 2022 and October 31, 2021 was $0 and $856,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act,  the Rescue Act and the Payroll Support Program Agreements up through and including the period ended April 30, 2022, and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits were incurred.  The Company reduced its compensation expenses by $0 and $1,172,000 during the three months ended April 30, 2022 and April 30, 2021, respectively, and by $789,000 and $2,188,000 during the six months ended April 30, 2022 and April 30,2021, respectively.  If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

Additionally, provisions under the CARES Act allowed the Company to defer payment of the employer’s share of social security taxes incurred from March of 2020 through December 31, 2020.  The amount of payroll taxes subject to deferred payment was approximately $139,000.  Under the terms of the legislation, 50% of the deferred payroll taxes, or approximately $70,000, was due and payable by December 31, 2021 (which amount has been paid by the Company), and the remaining 50%, or approximately $69,000, will become due and payable by December 31, 2022.

As previously disclosed, the Company took several actions beginning in April 2020 and prior to receiving the CARES Act funds, to mitigate the effects of the COVID-19 pandemic on its business and align its operating costs with its outlook for the foreseeable future.  The effects of such actions are reflected in the costs of revenues, research and development and administrative costs for the three and six months ended April 30, 2022 and April 30, 2021, and the Company anticipates that such cost savings will continue to benefit the Company for the remainder of fiscal 2022.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.  During the six months ended April 30, 2022, the Company made investments in, among other areas, infrastructure and marketing, to benefit the longer-term growth of the Company.   See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.

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

The Company recognizes a lease liability and a related ROU asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted above. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company’s lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments.  The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

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

As of April 30, 2022, the Company had operating leases primarily for offices and its now-decommissioned PASSUR and Surface Multilateration (“SMLAT”) systems, with remaining terms of approximately four months to 4.75 years.  The Company’s office lease contracts include options to extend the leases for up to five years.  The Company’s office located in Stamford, Connecticut, was previously located in a 5,300 square foot office at an average annual cost of $220,000, under a lease expiring on June 30, 2023.  On October 6, 2020, the Company modified this agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at the reduced average annual rental rate of $61,000.  The Company’s office located in Orlando, Florida, was subject to a lease through August 31, 2021, at an average annual rental rate of $74,000. Effective as of September 1, 2021, the Company entered into a new lease for its Orlando office, for approximately 1,800 square feet for a term of 64 months at an average annual rental of $51,400.

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Total lease cost	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Operating lease cost	$31,441	$48,113	$54,365	$97,135
Short-term lease cost	$3,464	$17,848	$6,937	$38,707
Variable lease cost	$2,606	$4,302	$4,245	$7,453
Total	$37,511	$70,263	$65,547	$143,295

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$73,886
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	4	years
Weighted-average discount rate - operating leases	9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for the remainder of fiscal year 2022 and for each of the next four fiscal years and thereafter is as follows:

Fiscal Year Ended October 31:	Operating Leases
2022	$62,480
2023	117,944
2024	116,657
2025	96,523
2026	57,806
Thereafter	9,873
Total future minimum lease payments	$461,283
Less imputed interest	(76,296)
Total	$384,987

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of April 30, 2022:

Fiscal Year Ended October 31:	Payments Due in Fiscal Year (1)
2022	$56,102
2023	113,495
2024	115,082
2025	96,523
2026	57,806
Thereafter	9,873
Total contractual obligations	$448,881

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

As of April 30, 2022, the Company did not have any finance leases or leases that had not yet commenced as of such date.  As described above, effective as of September 1, 2021, the Company entered into a new lease for its primary software development facility, located in Orlando, Florida.

5. Notes Payable – Related Party

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement effective January 29, 2021, pursuant to which the Company cancelled an outstanding promissory note in the amount of $9,071,000 issued to Mr. Gilbert on January 27, 2020 (the “Sixth Gilbert Note”) and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000, consisting of a principal of $9,585,000 and unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note through October 31, 2020. Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan was extended to November 1, 2022, and the annual interest rate remained at 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable was secured by the Company’s assets. The amendments to the Sixth Gilbert Note were determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the transactions. During the year ended October 31, 2021, the Company paid Mr. Gilbert all accrued interest due for the fiscal 2021 year under the Sixth Gilbert Note and the Seventh Gilbert Note in the amount of $1,057,000.

On January 26, 2022, the Company and Mr. Gilbert entered into an Eighth Debt Extension Agreement, effective as of January 26, 2022, pursuant to which the Company cancelled the Seventh Gilbert Note and issued Mr. Gilbert a new promissory note (the “Eighth Gilbert Note”) in the amount of $10,692,000, which represented the total amount due and owing under the Seventh Gilbert Note as of January 26, 2022.  Under the terms of the Eighth Gilbert Note, the maturity date of the loan was extended to November 1, 2023, and the annual interest rate remained 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty).  The note payable is secured by the Company’s assets.

On April 30, 2022, the Company and Mr. Gilbert entered into a Ninth Debt Replacement Agreement, effective as of March 15, 2022, pursuant to which the Company cancelled the Eighth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Ninth Gilbert Note”) in the amount of $11,692,000, which represented the total amount due and owing under the Eighth Gilbert Note as of January 26, 2022.  Under the terms of the Ninth Gilbert Note, the maturity date of the loan remains November 1, 2023, and the annual interest rate remained 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty).  The note payable is secured by the Company’s assets.

During the first six months of fiscal 2022, the Company did not make any payments to Mr. Gilbert for interest accrued under the Seventh Gilbert Note and the Eighth Gilbert Note through April 30, 2022.  The total amount of accrued interest due was $531,000, which amount is included in accrued expenses and other current liabilities at April 30, 2022.  During the six months ended April 30, 2021, the Company paid Mr. Gilbert interest accrued on the Sixth Gilbert Note in a total amount of $524,000. During the six months ended April 30, 2021, Mr. Gilbert did not loan the Company any additional funds.

The Company has evaluated its financial position as of April 30, 2022, including an operating loss of $1,805,000 for the six months ended April 30, 2022 and a working capital deficit of $254,000 (excluding deferred revenues) as of April 30, 2022, and has requested and received a commitment from Mr. Gilbert, dated June 10, 2022, that if the Company, at any time, is unable to meet its obligations through June 11, 2023, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information provided in this Quarterly Report on Form 10-Q (including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” below) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, without limitation, the risks and uncertainties discussed under Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Quarterly Report on Form 10-Q, the uncertainties related to the ability of the Company to sell its existing product and professional service lines, as well as its new products and professional services (due to potential competitive pressure from other companies or other products), as well as the potential for terrorist attacks, changes in fuel costs, airline bankruptcies and consolidations, economic conditions, and other risks detailed in the Company's periodic report filings with the SEC. Other uncertainties which could impact the Company include, without limitation, uncertainties with respect to future changes in governmental regulation and the impact that such changes in regulation will have on the Company’s business. Additional uncertainties include, without limitation, uncertainties relating to: (1) the Company's ability to find and maintain the personnel necessary to sell, manufacture, and service its products; (2) its ability to adequately protect its intellectual property; and (3) its ability to secure future financing. Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date.

Moreover, investors are cautioned to interpret many of the risks identified and discussed in this Quarterly Report on Form 10-Q, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.  The spread of COVID-19 has severely impacted many economies throughout the world, with businesses being forced to cease or limit operations for long or indefinite periods of time.  Measures taken to contain the spread of the virus, including travel bans, quarantines and closures of non-essential services, have triggered significant disruptions to businesses worldwide, with particular concentration on the aviation industry that the Company serves.  The federal government has responded with monetary and fiscal interventions to aid in stabilizing the economy, and the Company has received assistance under the Payroll Support Program for Air Carriers and Contractors, part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as well as subsequently enacted legislation, including the American Rescue Plan Act of 2021 (the “Rescue Act”; the grants under the CARES Act and the Rescue Act, collectively, referred to herein as the “CARES Act grants”).

The aviation and travel industries, which are served by the Company and its products, have been severely affected by the ongoing COVID-19 outbreak, initially as a result of travel restrictions and other measures imposed by most jurisdictions.  As a result of the pandemic, the Company has faced increased economic pressures and experienced a significant loss of revenue from the start of the pandemic through the six-month period ended April 30, 2022.  While the Company anticipates a return to an improved economic environment in the latter half of 2022 given the state of vaccinations and treatments available and changes in public behaviors, the recovery depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic (including the emergence of any new variants to the COVID-19 virus and any resurgences of cases), the continuing actions taken to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, the economic stimulus programs available to affected industries and consumers, and the status of governmental and private reopening plans.  All of these variables will impact how quickly the industry can recover, which in turn may affect the revenue and earnings levels of the Company.

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

For the three months ended April 30, 2022, total revenue decreased 8% to $1,345,000, compared with $1,462,000 for the same period in fiscal year 2021. The loss/income from operations for the three months ended April 30, 2022 declined to a loss of $1,110,000, as compared with income from operations of $207,000 for the same period in fiscal year 2021.  For the three months ended April 30, 2022, the net loss was $1,375,000, or $0.18 per diluted share, as compared to a net loss of $51,000, or $0.01 per diluted share, for the same period in fiscal year 2021.  During the three months ended April 30, 2022 and April 30, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $0 and $1,172,000, respectively.  The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.

For the six months ended April 30, 2022, total revenue decreased 10% to $2,857,000, as compared with $3,160,000 for the same period in fiscal year 2021. The loss/income from operations for the six months ended April 30, 2022 decreased to a loss of $1,273,000, as compared to income from operations of $609,000 for the same period in fiscal year 2021.  For the six months ended April 30, 2022, the net loss was $1,805,000, or $0.23 per diluted share, as compared to net income of $85,000, or $0.01 per diluted share, for the same period in fiscal year 2021.  During the six months ended April 30, 2022 and April 30, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $789,000 and $2,188,000, respectively.  The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications.  Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers continue to be severely impacted by the ongoing COVID-19 outbreak, which caused a precipitous decline in demand for air travel and resulted in our customers in the aviation and travel industries drastically reducing their capacity and operations from 2020 into 2021, as compared to 2019.  As a result, the Company has experienced downturns in its revenues from the start of the global pandemic and continuing into fiscal 2022.

For the three months ended April 30, 2022, total revenues decreased by $117,000, or 8%, to $1,345,000, as compared with $1,462,000 for the same period in 2021. The decrease in total revenues was due to a decrease in subscription revenue of $68,000, or 5%, while professional services revenue decreased $49,000 as compared with the same period in the prior year.  The decrease in subscription revenue was concentrated in the Airport sector, primarily due to the expiration of a large Canadian airport contract that was not renewed.

For the six months ended April 30, 2022, total revenues decreased by $303,000, or 10%, to $2,857,000, as compared with $3,160,000 for the same period in 2021. The decrease in total revenues was primarily due to a decrease in both subscription revenues of $207,000 and consulting revenues of $96,000, as compared with the same period in the prior year.  The decrease in subscription revenue was primarily due to the expiration of a large Canadian airport contract that was not renewed.

The decreases in subscription revenues for the three and six months ended April 30, 2022 were primarily due to new contracts for subscription services closed during fiscal year 2022 and net incremental revenue recognized in fiscal year 2022 related to new contracts closed during fiscal year 2021, mainly related to airports and business aviation, more than offset by several expiring airline contracts that were not renewed.

Expenses

In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry as a result of the continuing global COVID-19 pandemic and the declines in revenues that the Company has experienced from the start of the global pandemic and continuing into the first half of fiscal 2022, the Company has reviewed its operating costs to more closely align those costs with its outlook for the foreseeable future. Prior to receiving the CARES Act funds, the Company took steps to reduce its operating costs going forward, which steps included terminating or furloughing certain positions and instituting a temporary pay reduction plan beginning in the second quarter of 2020, reducing the use of outside consultants where possible, rationalizing the PASSUR Network, and reducing and/or eliminating other operating expenses that were not critical to the short-term outlook of the Company.  During the six months ended April 30, 2022, the Company continued to benefit from these cost savings when compared to the same period for the prior year.  However, such savings were offset in the current fiscal quarter by the impact of lower federal stimulus credits available to the Company and investments made by the Company in infrastructure and marketing.  The Company anticipates the continuation of these cost savings programs into the latter half of fiscal year 2022 to offset the additional technology infrastructure and marketing costs.  However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Cost of Revenues

For the three months ended April 30, 2022, cost of revenues increased $529,000, or 94%, to $1,094,000, as compared to $565,000 for the same period in fiscal year 2021.  For the three months ended April 30, 2022 and April 30, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $0 and $472,000, respectively.  Excluding the impact of the CARES Act grants, cost of revenues were $1,094,000 and $1,037,000 for the three months ended April 30, 2022 and April 30, 2021, respectively.  For the six months ended April 30, 2022, cost of revenues increased $749,000, or 66%, to $1,884,000, as compared to $1,135,000 in the same period in fiscal year 2021.  For the six months ended April 30, 2022 and April 30, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $341,000 and $883,000, respectively.  Excluding the impact of the CARES Act grants, cost of revenues were $2,225,000 and $2,018,000 for the six months ended April 30, 2022 and April 30, 2021, respectively.  See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.  The increases in cost of revenues during the three- and six-month periods ended April 30, 2022 compared with the respective periods in fiscal 2021, were primarily attributable to lower federal stimulus credits available to offset compensation costs and, for the six month period ended April 30, 2022, higher costs of technology infrastructure, such as cloud hosting fees, professional services, and restricted stock amortization costs.  These increases were partially offset by savings in the areas of data feeds and communication costs.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act up through and including the period ended April 30, 2022.

For the reasons explained above in Part I, Item 1, “Notes to Consolidated Financial Statements – 2. Basis of Presentation and Significant Accounting Policies - Capitalized Software Development Costs”, in this Quarterly Report on Form 10-Q, going forward, the Company anticipates lower levels of capitalized software costs, including amortization expenses associated with these assets, as the Company’s technological efforts are focused more on maintenance of existing products.

Research and Development

For the three months ended April 30, 2022, research and development expenses increased by $36,000, or 67%, to $89,000, as compared with $53,000 for the same period in fiscal year 2021.  For the three months ended April 30, 2022 and April 30, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its research and development expenses by $0 and $30,000, respectively.  Excluding the impact of the CARES Act grants, research and development expenses were $89,000 and $83,000 for the three months ended April 30, 2022 and April 30, 2021, respectively.  For the six months ended April 30, 2022, research and development expenses increased $56,000, or 56%, to $157,000, as compared to $101,000 for the same period in fiscal year 2021.  For the six months ended April 30, 2022 and April 30, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its research and development costs by $20,000 and $64,000, respectively.  Excluding the impact of the CARES Act grants, research and development costs were $177,000 and $165,000 for the six months ended April 30, 2022 and April 30, 2021, respectively.  See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.  The increases in research and development expenses during the three- and six-month periods ended April 30, 2022, as compared with the respective periods in fiscal 2021, were primarily attributable to lower federal stimulus credits available to offset compensation costs.  The increases in research and development expenses during the three- and six-month periods ended April 30, 2022, as compared with the respective periods in fiscal 2021, were primarily attributable to higher compensation costs.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act up through and including the period ended April 30, 2022.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended April 30, 2022, selling, general, and administrative expenses increased $635,000, or 100%, to $1,271,000, as compared to $636,000 for the same period in fiscal year 2021.  For the three months ended April 30, 2022 and April 30, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $0 and $670,000, respectively.  Excluding the impact of the CARES Act grants, selling, general and administrative expenses were $1,271,000 and $1,306,000 for the three months ended April 30, 2022 and April 30, 2021, respectively.  For the six months ended April 30, 2022, selling, general and administrative expenses increased $774,000, or 59%, to $2,089,000, as compared to $1,315,000 for the same period in fiscal year 2021. For the six months ended April 30, 2022 and April 30, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $428,000 and $1,241,000, respectively.  Excluding the impact of the CARES Act grants, selling, general and administrative expenses were $2,517,000 and $2,556,000 for the six months ended April 30, 2022 and April 30, 2021, respectively. See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.  The increases in selling, general, and administrative expenses for the three- and six- month periods ended April 30, 2022, as compared with the respective periods in fiscal 2021, were primarily due to lower federal stimulus credits available to offset compensation costs, higher compensation and marketing costs.  The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act and the Rescue Act up through and including the period ended April 30, 2022.

Loss/Income from Operations

For the three months ended April 30, 2022, the loss from operations increased by $1,317,000 to a loss of $1,110,000, as compared with income from operations of $207,000 for the same period in fiscal year 2021.  For the three months ended April 30, 2022 and April 30, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $0 and $1,172,000, respectively.  Excluding the impact of the CARES Act grants, the loss from operations for the three months ended April 30, 2022 remained unchanged while income from operations for the three months ended April 30, 2021 decreased by $1,172,000 to a loss of $965,000.  The increase in the loss from operations was primarily due to decreases in revenue coupled with higher compensation costs, as a result of lower federal stimulus credits available, and increased technology infrastructure and marketing costs, as compared to the same periods in fiscal year 2021.  For the six months ended April 30, 2022, the loss from operations increased by $1,882,000 to a loss of $1,273,000, as compared with income from operations of $609,000 for the same period in fiscal year 2021.  For the six months ended April 30, 2022 and April 30, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $789,000 and $2,188,000, respectively.  Excluding the impact of the CARES Act grants, the loss from operations for the six months ended April 30, 2022 increased by $789,000 to a loss of $2,062,000 and income from operations for the six months ended April 30, 2021 decreased by $2,188,000 to a loss of $1,579,000.  The increase in the loss from operations was primarily due to decreases in revenue coupled with higher compensation costs, as a result of lower federal stimulus credits available, and increased technology infrastructure and marketing costs, as compared to the same periods in fiscal year 2021.

Interest Expense – Related Party

Interest expense – related party increased $7,000, or 3% for the three months ended April 30, 2022, as compared to the same period in fiscal 2021, and increased $7,000, or 1%, for the six months ended April 30, 2022, as compared to the same period in fiscal year 2021, due to the higher principal balance outstanding on the note during fiscal year 2022.

Net Loss/Income

The net loss was $1,375,000, or $0.18 per diluted share, for the three months ended April 30, 2022, as compared to a net loss of $51,000, or $0.01 per diluted share, for the same period in 2021.  The net loss for the three months ended April 30, 2022 was not affected by the usage of proceeds from the CARES Act grants, while the net loss for the three months ended April 30, 2021 increased by $1,172,000 to a loss of $1,223,000 (exclusive of the impact of the CARES Act grants).  The net loss was $1,805,000, or $0.23 per diluted share, for the six months ended April 30, 2022, as compared to net income of $85,000, or $0.01 per diluted share, for the same period in 2021.  Excluding the impact of the CARES Act grants, the net loss for the six months ended April 30, 2022 increased by $789,000 to a loss of $2,594,000, while the net income for the six months ended April 30, 2021 decreased by $2,188,000 to a net loss of $2,103,000.  See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.  The increase in net losses for the three- and six- month periods ended April 30, 2022, respectively, as compared with the same periods in the prior fiscal year, was the result of lower levels of revenue, coupled with lower levels of federal stimulus funds available to offset eligible compensation costs, coupled with higher infrastructure and marketing costs.

Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets (excluding deferred revenues) by $254,000 as of April 30, 2022.

The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2023, was $11,692,000 at April 30, 2022.  The Company has accrued and unpaid interest under these borrowings for the first six months of fiscal 2022 in the amount of $531,000, which amount is included in accrued expenses and other current liabilities at April 30, 2022.  During fiscal year 2021, the Company paid Mr. Gilbert all accrued interest incurred for fiscal 2021 in the amount of $1,057,000.  The Company’s stockholders’ equity had a deficit of $12,666,000 at April 30, 2022. The Company reported a net loss of $1,805,000 for the six months ended April 30, 2022.

On January 29, 2021, the Company and Mr. Gilbert entered into a Seventh Debt Extension Agreement effective January 29, 2021, pursuant to which the Company cancelled an outstanding promissory note in the amount of $9,071,000 issued to Mr. Gilbert on January 27, 2020 (the “Sixth Gilbert Note”) and issued Mr. Gilbert a new promissory note (the “Seventh Gilbert Note”) in the amount of $10,692,000, consisting of a principal of $9,585,000 and unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note through October 31, 2020.  Under the terms of the Seventh Gilbert Note, the Company agreed to pay the unpaid interest of $1,107,000 accrued under the Sixth Gilbert Note and included in the Seventh Gilbert Note at the time and on the terms set forth in the Seventh Gilbert Note. Under the terms of the Seventh Gilbert Note, the maturity date of the loan was extended to November 1, 2022, and the annual interest rate remained at 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable was secured by the Company’s assets. The amendments to the Sixth Gilbert Note were determined to be a modification of the debt instrument and no gain or loss was recorded as a result of the transactions. During the year ended October 31, 2021, the Company paid Mr. Gilbert all accrued interest due for the fiscal 2021 year under the Sixth Gilbert Note and the Seventh Gilbert Note in the amount of $1,057,000.

On January 26, 2022, the Company and Mr. Gilbert entered into an Eighth Debt Extension Agreement, effective as of January 26, 2022, pursuant to which the Company cancelled the Seventh Gilbert Note and issued Mr. Gilbert a new promissory note (the “Eighth Gilbert Note”) in the amount of $10,692,000, which represented the total amount due and owing under the Seventh Gilbert Note as of January 26, 2022.  Under the terms of the Eighth Gilbert Note, the maturity date of the loan was extended to November 1, 2023, and the annual interest rate remained 9 ¾%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty).  The note payable is secured by the Company’s assets.

On April 30, 2022, the Company and Mr. Gilbert entered into a Ninth Debt Replacement Agreement, effective as of March 15, 2022, pursuant to which the Company cancelled the Eighth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Ninth Gilbert Note”) in the amount of $11,692,000, which represented the total amount due and owing under the Eighth Gilbert Note as of January 26, 2022.  Under the terms of the Ninth Gilbert Note, the maturity date of the loan remains November 1, 2023, and the annual interest rate remained 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty).  The note payable is secured by the Company’s assets.

During the first six months of fiscal 2022, the Company did not make any payments to Mr. Gilbert for interest accrued under the Seventh Gilbert Note and the Eighth Gilbert Note through April 30, 2022.   The total amount of accrued interest due was $531,000, which amount is included in accrued expenses and other current liabilities at April 30, 2022.  During the six months ended April 30, 2021, the Company paid Mr. Gilbert interest accrued on the Sixth Gilbert Note in the total amount of $524,000. Mr. Gilbert did not loan the Company any additional funds during the six-month period ended April 30, 2021.

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

The Company has evaluated its financial position as of April 30, 2022, including an operating loss of $1,273,000 for the six months ended April 30, 2022, a working capital deficit of $254,000 (excluding deferred revenues) and shareholders’ equity deficit of $12,666,000 as of April 30, 2022, and has requested and received a commitment from Mr. Gilbert, dated June 10, 2022, that if the Company, at any time, is unable to meet its obligations through June 11, 2023, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations.  Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

The CARES Act, enacted in March 2020, as well as subsequently enacted legislation, including the Rescue Act, have provided economic support for, among others, businesses in the aviation industry.  The Company has received proceeds from the CARES Act grants, totaling approximately $6,498,000, as described in more detail below.

1.The Company has been granted government funds of approximately $3.0 million in the aggregate pursuant to the PSP1 for Air Carriers and Contractors under the CARES Act.  Pursuant to the Payroll Support Program Agreement entered into by the Company with the U.S. Department of the Treasury in July 2020, the relief payments must be used exclusively for the continuation of payment of certain employee wages, salaries and benefits.  The Company has used such relief payments for such purpose.  Pursuant to the terms of the Payroll Support Program Agreement, the Company must, among other things, refrain from conducting involuntary employee layoffs or furloughs or reducing employee rates of pay or benefits through September 30, 2020, refrain from paying dividends or engaging in share repurchases through September 30, 2021, and limit certain executive compensation through March 24, 2022.  Pursuant to the terms of the Payroll Support Program Agreement, the Company must maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.

2.On February 12, 2021, the Company received an additional “top off” disbursement of $875,000 under PSP1, subject to the terms and conditions described above.

3.On March 5, 2021, the Company entered into a Payroll Support Program Extension Agreement with the U.S. Department of the Treasury for an award the Company received under the CARES Act Payroll Support Program (“PSP2”).  The total amount awarded to the Company under PSP2 was approximately $1,310,000.  The relief payments under PSP2 were received in two installments of approximately $655,000 each on March 8, 2021 and April 26, 2021.  As with the original grant under the PSP1, PSP2 proceeds must be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such relief payments for such purpose.  Pursuant to the terms of the Payroll Support Program Extension Agreement,  the Company must, among other things, refrain from conducting involuntary employee layoffs or furloughs or reducing employee rates of pay or benefits through the later of March 31, 2021, or the date on which the Company has expended all of the payroll support, refrain from paying dividends or engaging in share repurchases through the later of March 31, 2022, or the date on which the Company has expended all of the payroll support, and limit certain executive compensation through October 1, 2022.  Pursuant to the terms of the Payroll Support Program Extension Agreement, the Company must also maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.

4.On April 16, 2021, the Company entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury for an award the Company received under the Rescue Act (“PSP3”).  The total amount awarded to the Company under PSP3 was approximately $1,310,000.  The first installment, in the amount of approximately $655,000, was received by the Company on April 29, 2021.  The second installment of approximately $655,000 was received by the Company on May 27, 2021.  The Company does not anticipate any additional stimulus grant payments under the Payroll Support Programs.   As with the original grants under PSP1 and PSP2, proceeds under PSP3 must be used exclusively for the continuation of payment of certain employee wages, salaries, and benefits. The Company has used such relief payments for such purpose.  Pursuant to the terms of the Payroll Support Program 3 Agreement, the Company must, among other things, refrain from conducting involuntary employee layoffs or furloughs or reducing employee rates of pay or benefits through the later of September 30, 2021, or the date on which the Company has expended all of the payroll support, refrain from paying dividends or engaging in share repurchases through September 30, 2022, and limit certain executive compensation through April 1, 2023.  Pursuant to the terms of the Payroll Support Program 3 Agreement, the Company must also maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements.

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.  The amount of unused stimulus funding as of April 30, 2022 and October 31, 2021 was $0 and $856,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act,  the Rescue Act and the Payroll Support Program Agreements up through and including the period ended April 30, 2022, and fully intends to continue to comply with all such provisions and requirements.  Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred.  The Company reduced its compensation expense by $0 and $1,172,000 during the three months ended April 30, 2022 and April 30, 2021, respectively, and by $789,000 and $2,188,000 during the six months ended April 30, 2022 and April 30, 2021, respectively, as the CARES Act grant proceeds received by the Company were used to fund eligible payroll costs.  If the Company does not continue to comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

Net cash used in operating activities was $2,350,000 for the six months ended April 30, 2022, as compared with net cash used of $2,157,000 for the six months ended April 30, 2021, and consisted of a net loss of ($1,805,000), which includes the use of federal stimulus credits of ($789,000), depreciation and amortization expense of $305,000, stock-based compensation expense of $181,000, adjustments to operating lease assets and liabilities, net, of $9,000, a decrease in deferred revenue of ($204,000), an increase in accounts receivable (including changes in doubtful accounts provisions) and prepaid expenses and other current assets of ($200,000) and ($175,000), respectively, and a net increase in accounts payable and accrued expenses of $328,000.  During the six months ended April 30, 2022, the Company increased its borrowing under the notes payable – related parties by $1,000,000.  During the six months ended April 30, 2021, the Company received $2,839,000 of the CARES Act grant proceeds.

The Company actively monitors the costs associated with supporting the business, and continually seeks to identify and reduce any unnecessary costs as part of its cost reduction initiatives, while strategically reinvesting back into the business as part of its long-term plans. As described above, the Company has taken aggressive steps to reduce its cost structure, including, but not limited to, reductions in force, furloughs and salary reduction plans.  The Company will continue to monitor costs in relation to its revenue and will take further actions as necessary consistent with the requirements of the CARES Act, the Rescue Act and the Payment Support Program Agreements. The Company believes that it has the ability to reduce operating costs further if, at any time, such adjustments would be necessary to align the Company’s financial condition, liquidity, and capital resources with the ongoing uncertain outlook resulting from the COVID-19 pandemic or otherwise. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, the levels of cost savings already taken or which may be taken by the Company may not be practical or sustainable to support the operations necessary for the increased level of revenue.  Additionally, the aviation market has been impacted by budgetary constraints, airline bankruptcies and consolidations, current economic conditions, the continued war on terrorism, and fluctuations in fuel costs. The aviation market is extensively regulated by government agencies, particularly the FAA and the National Transportation Safety Board, and management anticipates that new regulations relating to air travel may continue to be issued. Substantially all of the Company’s revenues are derived from customers that serve, or are served by, the aviation industry. Any new regulations or changes in the economic situation of the aviation industry could have an impact on the future operations of the Company, either positively or negatively.

Despite the financial and economic hardships that the air transportation industry has experienced, which includes the Company’s customers and air transportation support vendors, in the ongoing COVID-19 environment, as well as the industry changes in response to the COVID-19 pandemic, interest by potential customers in the Company’s information and decision support software products and its professional services remains strong.  As a result, the Company believes that, subject to the factors described under Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q, future revenues will increase on an annualized basis.  However, there are no guarantees that such annualized future revenue increases will occur in the absence of funding under the CARES Act and the Rescue Act.  If revenues do not increase and the Company’s cost-structure is not adjusted accordingly, losses may occur. The extent of such profits or losses will be dependent on sales volume achieved and the Company’s ability to optimize its cost structures.  See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities based upon accounting policies management has implemented. These significant accounting policies are disclosed in Part II, Item 8, “Notes to Consolidated Financial Statements – 1. Description of Business and Significant Accounting Policies”, in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021.  These policies and estimates are critical to the Company’s business operations and an understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as such policies affect the Company’s reported financial results. The actual impact of these factors may differ under different assumptions or conditions.

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

The Company recognizes a lease liability and a related ROU asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted above. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company’s lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments.  The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

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

As of April 30, 2022, the Company had operating leases primarily for offices and its now-decommissioned PASSUR and SMLAT systems, with remaining terms of approximately four months to 4.75 years.  The Company’s office lease contracts include options to extend the leases for up to five years.  As of April 30, 2022, the Company did not have any finance leases or leases that had not yet commenced as of such date.  Effective as of September 1, 2021, the Company relocated its office within Orlando, Florida, under the terms of a new 64-month lease.

Accounting for Federal Payroll Support Program (“PSP”) Funds

The PSP funds received under the CARES Act and the Rescue Act during fiscal years 2020 and 2021 are accounted for as grants not requiring repayment.  The Company recognizes such amounts received in income as qualifying salaries, wages and benefits are incurred.  As described above, the PSP funds advanced are conditioned upon the Company complying with certain provisions and requirements included in the Payroll Support Program Agreements.  If the Company does not comply with the provisions and requirements therein and under the CARES Act and the Rescue Act, the PSP funds advanced would be subject to repayment.  The Company believes that it is in compliance with all applicable provisions and requirements under the Payroll Support Program Agreements and the CARES Act and the Rescue Act for the fiscal years 2022, 2021 and 2020.

Other Matters

On March 7, 2022, Sean Doherty informed the Company that he will resign from his position as Executive Vice President of Finance and Administration, effective as of March 29, 2022.  On March 7, 2022, the Company’s Board of Directors approved the appointment of Allison O’Neill as Executive Vice President of Finance and Administration of the Company, effective as of March 29, 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Executive Vice President of Finance and Administration have concluded that such controls and procedures were effective at a reasonable assurance level as of April 30, 2022.

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

During the past two years, the aviation and travel industries, which are served by the Company and its products, have been severely affected by the continuing COVID-19 outbreak.  Travel restrictions and other measures imposed by most jurisdictions, coupled with the general public’s reluctance to travel during the pandemic, resulted in a precipitous decline in demand for air travel.  As a result, our customers in the aviation and travel industries drastically reduced their capacity and operations from 2020 into 2021, as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services.  As a result, the Company has faced increased economic pressures and experienced a significant loss of revenue from the outset of the pandemic through the period ended April 30, 2022.

While the Company anticipates a return to an improved economic environment during the second half of fiscal 2022, the recovery in the aviation and travel industries will depend on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of any variants to the COVID-19 virus, the continuing actions taken to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), and the length of time before the public feels safe to travel.  All of these variables may have an impact on how quickly the aviation industry can recover, which in turn may affect the revenue and earnings of the Company going forward.  See Part I, Item 1, “Notes to Consolidated Financial Statements – 3. Impact of the COVID-19 Pandemic”, in this Quarterly Report on Form 10-Q.

Risks Relating to Operations, Financial Performance and Capital Resources

The cessation of funding under the CARES Act and the Rescue Act may have a significant negative impact on the Company’s results of operations.

The Company’s results of operations for the six-month periods ended April 30, 2022 and April 30, 2021 were substantially improved by the receipt of funding under the CARES Act and the Rescue Act. Excluding the impact of the CARES Act grants, the Company’s loss from operations, loss before income taxes and net loss for the six months ended April 30, 2022 increased by approximately $789,000, resulting in an operating loss of $2,062,000, a loss before income taxes of $2,594,000, and a net loss of $2,594,000.  For the six months ended April 30, 2021, excluding the impact of the CARES Act grants, income from operations, income before income taxes and net income decreased by $2,188,000, resulting in an operating loss of $1,579,000, a loss before income taxes of $2,103,000, and a net loss of $2,103,000. The Company does not currently anticipate receiving similar funding during the year ending October 31, 2022. Accordingly, there are no assurances that the Company will be able to achieve the same level of financial performance for the year ending October 31, 2022, as compared to the year ended October 31, 2021.

The Company may be unable to raise additional funds to meet its operating capital requirements going forward.

If the Company is unable to generate sufficient cash flows from operations to meet its operating capital requirements, the Company may need to obtain external capital on commercially reasonable terms. The Company has received a commitment from G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, dated June 10, 2022, that if the Company, at any time, is unable to meet its obligations through June 11, 2023, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. While Mr. Gilbert has provided similar financial support commitments to the Company in the past, there are no assurances that this commitment will continue to be available to the Company beyond June 11, 2023.

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

Item 5.  Other Information.

On June 10, 2022, the Company’s significant shareholder and Non-Executive Chairman of the Board confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through June 11, 2023. A copy of the commitment is attached as Exhibit 10.4 to this Form 10-Q and incorporated by reference into this Item 5.

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

10.4*	Commitment of G.S. Beckwith Gilbert, dated June 10, 2022.

10.5*	Debt Replacement Agreement, dated as of April 30, 2022, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert.

10.6*	Secured Promissory Note, dated as of April 30, 2022, by and between PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PASSUR AEROSPACE, INC.

Dated: June 10, 2022	By:	/s/ Brian G. Cook
Brian G. Cook
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 10, 2022	By:	/s/ Allison O’Neill
Allison O’Neill
Executive Vice President of Finance and
Administration (Principal Financial and
Accounting Officer)