Form 10-Q
period 2022-07-31
PASSUR Aerospace, Inc.
filed 2022-09-12
CIK 225628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2022

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

There were 7,712,091 shares of the Registrant’s common stock with a par value of $0.01 per share outstanding as of September 1, 2022.

INDEX

PASSUR Aerospace, Inc. and Subsidiary

PART I: Financial Information

Item 1. Financial Statements

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Balance Sheets

	July 31, 2022	October 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$216,570	$1,569,587
Accounts receivable, net	911,195	808,611
Prepaid expenses and other current assets	299,530	247,940
Total current assets	1,427,295	2,626,138

Capitalized software development costs, net	373,250	737,600
Property and equipment, net	15,115	92,905
Operating lease right-of-use assets	273,533	334,866
Other assets	45,719	45,719
Total assets	$2,134,912	$3,837,228

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$725,630	$731,767
Accrued liabilities - Stimulus funding	-	866,560
Accrued expenses and other current liabilities	1,552,377	678,063
Operating lease liabilities, current portion	89,701	86,195
Deferred revenue, current portion	951,572	1,319,859
Total current liabilities	3,319,280	3,682,444

Deferred revenue, long term portion	136,131	173,939
Note payable - related party	12,491,625	10,691,625
Operating lease liabilities, non-current	271,353	331,168

Total liabilities	16,218,389	14,879,176

Commitments and contingencies

Stockholders' deficit:
Preferred shares - authorized 5,000,000 shares, par value $0.01 per share; none issued or outstanding	-	-
Common shares - authorized 20,000,000 shares, respectively, par value $0.01 per share; issued 8,496,526 at July 31, 2022 and October 31, 2021	84,964	84,964
Additional paid-in capital	18,923,283	18,670,969
Accumulated deficit	(31,158,046)	(27,864,203)
	(12,149,799)	(9,108,270)
Treasury stock, at cost, 784,435 shares at July 31, 2022 and October 31, 2021, respectively	(1,933,678)	(1,933,678)
Total stockholders' deficit	(14,083,477)	(11,041,948)
Total liabilities and stockholders' deficit	$2,134,912	$3,837,228

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	July 31,
	2022	2021

Revenues	$1,483,960	$1,509,808

Operating expenses:
Cost of revenues	1,227,394	579,491
Research and development expenses	91,050	55,802
Selling, general, and administrative expenses	1,353,213	672,399
	2,671,657	1,307,692

(Loss)/Income from operations	$(1,187,697)	$202,116

Interest expense - related party	301,608	266,400
Loss before income taxes	(1,489,305)	(64,284)

Provision for income taxes	-	-
Net loss	$(1,489,305)	$(64,284)

Net loss per common share - basic	$(0.19)	$(0.01)
Net loss per common share - diluted	$(0.19)	$(0.01)

Weighted average number of common shares outstanding - basic	7,712,091	7,712,091
Weighted average number of common shares outstanding - diluted	7,712,091	7,712,091

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine months ended
	July 31,
	2022	2021

Revenues	$4,340,577	$4,669,573

Operating expenses:
Cost of revenues	3,111,778	1,714,615
Research and development expenses	247,977	156,685
Selling, general, and administrative expenses	3,441,903	1,987,183
	6,801,658	3,858,483

(Loss)/Income from operations	$(2,461,081)	$811,090

Interest expense - related party	832,762	790,513
(Loss)/Income before income taxes	(3,293,843)	20,577

Provision for income taxes	-	-
Net (loss)/income	$(3,293,843)	$20,577

Net (loss)/income per common share - basic	$(0.43)	$0.00
Net (loss)/income per common share - diluted	$(0.43)	$0.00

Weighted average number of common shares outstanding - basic	7,712,091	7,712,091
Weighted average number of common shares outstanding - diluted	7,712,091	7,748,451

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Nine Months ended July 31, 2022
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2021	8,496,526	$84,964	$18,670,969	$(27,864,203)	$(1,933,678)	$(11,041,948)

Stock-based compensation expense	-	-	103,570	-	-	103,570
Net loss	-	-	-	(429,775)	-	(429,775)
Balance at January 31, 2022	8,496,526	84,964	18,774,539	(28,293,978)	(1,933,678)	(11,368,153)

Stock-based compensation expense	-	-	77,052	-	-	77,052
Net loss	-	-	-	(1,374,763)	-	(1,374,763)
Balance at April 30, 2022	8,496,526	$84,964	$18,851,591	$(29,668,741)	$(1,933,678)	$(12,665,864)

Stock-based compensation expense	-	-	71,692	-	-	71,692
Net loss	-	-	-	(1,489,305)	-	(1,489,305)
Balance at July 31, 2022	8,496,526	$84,964	$18,923,283	$(31,158,046)	$(1,933,678)	$(14,083,477)

	Nine Months ended July 31, 2021
			Additional			Total
	Common Stock		Paid-In	Accum.	Treasury	Stockholders
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at October 31, 2020	8,496,526	$84,964	$18,448,202	$(27,957,401)	$(1,933,678)	$(11,357,913)

Stock-based compensation expense	-	-	47,026	-	-	47,026
Net income	-	-	-	135,397	-	135,397
Balance at January 31, 2021	8,496,526	84,964	18,495,228	(27,822,004)	(1,933,678)	(11,175,490)

Stock-based compensation expense	-	-	66,621	-	-	66,621
Net loss	-	-	-	(50,536)	-	(50,536)
Balance at April 30, 2021	8,496,526	$84,964	$18,561,849	$(27,872,540)	$(1,933,678)	$(11,159,405)

Stock-based compensation expense	-	-	64,501	-	-	64,501
Net loss	-	-	-	(64,284)	-	(64,284)
Balance at July 31, 2021	8,496,526	$84,964	$18,626,350	$(27,936,824)	$(1,933,678)	$(11,159,188)

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2022	2021

Cash flows from operating activities
Net (loss)/income	$(3,293,843)	$20,577
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	442,681	539,066
Recovery of doubtful accounts	(86,325)	(43,905)
Federal Stimulus credits utilized	(789,108)	(3,377,105)
Stock-based compensation	252,314	178,148
Operating lease assets and liabilities, net	5,024	(92,536)
Changes in operating assets and liabilities:
Accounts receivable	(16,259)	200,278
Prepaid expenses and other current assets	(52,131)	(61,955)
Other assets	-	550
Accounts payable	(6,137)	(712,419)
Accrued expenses and other current liabilities	796,862	95,499
Deferred revenue	(406,095)	88,419
Total adjustments	140,826	(3,185,960)
Net cash used in operating activities	(3,153,017)	(3,165,383)

Cash flows used in investing activities
Property and equipment	-	(61,014)
Net cash used in investing activities	-	(61,014)

Cash flows from financing activities
Proceeds under Federal Stimulus grant program	-	3,494,392
Proceeds from notes payable - related party	1,800,000	-
Net cash provided by financing activities	1,800,000	3,494,392

(Decrease)/Increase in cash	(1,353,017)	267,995

Cash - beginning of period	1,569,587	2,748,066
Cash - end of period	$216,570	$3,016,061

Supplemental cash flow information
Cash paid during the period for:
Interest - related party	$-	$790,512
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

PASSUR Aerospace, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Nine Months Ended July 31, 2022

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

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial information contained in this quarterly report on Form 10-Q represents interim condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Such footnote information was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on January 26, 2022; the consolidated financial data included herein should be read in conjunction with that report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated financial position as of July 31, 2022, and its consolidated results of operations for the three and nine months ended July 31, 2022 and July 31, 2021, respectively.

The results of operations for the interim period stated above are not necessarily indicative of the results of operations to be recorded for the full fiscal year ending October 31, 2022.

Certain financial information in the footnotes has been rounded to the nearest thousand for presentation purposes.

Liquidity

The Company’s current liabilities exceeded its current assets (excluding deferred revenue) by $940,000 as of July 31, 2022. The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2023, was $12,492,000 at July 31, 2022. The Company has accrued and unpaid interest under these borrowings for the first nine months of fiscal 2022 in the amount of $833,000, which amount is included in accrued expenses and other current liabilities at July 31, 2022. During fiscal year 2021, the Company paid Mr. Gilbert all accrued interest incurred for fiscal 2021 in the amount of $1,057,000. The Company’s stockholders’ equity had a deficit of $14,083,000 at July 31, 2022. The Company reported a net loss of $3,294,000 for the nine months ended July 31, 2022.

If the Company’s business does not generate sufficient cash flows from operations to meet its operating cash requirements, the Company will attempt to obtain external financing on commercially reasonable terms. However, the Company has received a commitment from G.S. Beckwith Gilbert, dated September 12, 2022, that if the Company, at any time, is unable to meet its obligations through September 13, 2023, G.S. Beckwith Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. The note payable is secured by the Company’s assets.

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

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022. The amount of unused stimulus funding as of July 31, 2022 and October 31, 2021 was $0 and $856,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act, the Rescue Act and the Payroll Support Program Agreements up through and including the period ended July 31, 2022, and fully intends to continue to comply with all such provisions and requirements. Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits were incurred. The Company reduced its compensation expense by $0 and $1,189,000 during the three months ended July 31, 2022 and July 31, 2021, respectively, and by $789,000 and $3,377,000 during the nine months ended July 31, 2022 and July 31, 2021, respectively, as the CARES Act grant proceeds received by the Company were used to fund eligible payroll costs. If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

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

B.Disaggregation

The disaggregation of revenue by customer and type of performance obligation is as follows:

Revenue by type of customer:	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021	Nine Months Ended July 31, 2022	Nine Months Ended July 31, 2021
Airlines	$220,000	$149,000	$732,000	$660,000
Airports	896,000	1,215,000	2,811,000	3,695,000
Other	368,000	146,000	798,000	315,000
Total Revenue	$1,484,000	$1,510,000	$4,341,000	$4,670,000

Revenue by type of performance obligation:	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021	Nine Months Ended July 31, 2022	Nine Months Ended July 31, 2021
Subscription services	$1,313,000	$1,340,000	$4,045,000	$4,279,000
Professional services	171,000	170,000	296,000	391,000
Total Revenue	$1,484,000	$1,510,000	$4,341,000	$4,670,000

C.Contract Balances

The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue
Balance at November 1, 2021	$720,000	$89,000	$1,494,000

Balance at July 31, 2022	$745,000	$166,000	$1,088,000

The differences in the opening and closing balances of the Company’s unbilled receivable and deferred revenue primarily result from the timing difference between the Company’s performance and the customer’s payment.

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria has not yet been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription services and, to a lesser extent, professional services. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly, quarterly or annual installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of annual or multi-year, non-cancellable subscription arrangements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The amount of revenue recognized during the nine months ended July 31, 2022 that was included in the deferred revenue balance at November 1, 2021 was approximately $1,244,000.

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

	12 months or less	Greater than 12 months *
Subscription services	$3,239,000	$1,026,000
Professional services	$62,000	$-
Material rights	$81,000	$136,000

*Approximately 100% of subscription services and 90% of material rights amounts are expected to be recognized between 12 and 36 months.

The table above includes amounts billed and not yet recognized as revenue, as well as unrecognized future committed billings in customer contracts and excludes future billing amounts for which the customer has a termination for convenience right in their agreement.

Cost of Revenues

Costs associated with subscription and maintenance revenues consist primarily of communication costs, data feeds costs, compensation and benefit costs and amortization of previously capitalized software development costs (referred to as “Capitalized Assets”). Cost of revenues in each reporting period was impacted by previously capitalized costs associated with software development and data center projects. In prior periods, the labor and fringe benefit costs of the Company employees involved in creating Capitalized Assets were capitalized, rather than expensed, and amortized over three years, as determined by their projected useful life. The Company did not capitalize any software development costs, as well as network and data center costs, subsequent to January 31, 2020. Given business conditions in the aviation industry surrounding the unprecedented COVID-19 pandemic, the Company’s software efforts were concentrated in the areas of maintenance of existing products.

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

For the three and nine months ended July 31, 2022, the Company recorded an income tax provision of $0. The effective tax rate for the three and nine months ended July 31, 2022 was 0% on a pretax loss of $1,489,000 and $3,294,000, respectively. The effective rate differs from the U.S. federal corporate tax rate of 21% due to the valuation allowance.

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

Accounts Receivable

The Company records accounts receivable for agreements where amounts due from customers are contractually required and are non-refundable. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. Net accounts receivable is comprised of the monthly, quarterly, or annual committed amounts due from customers pursuant to the terms of each respective customer’s agreement. Accounts receivable balances include amounts attributable to deferred revenues. The Company’s accounts receivable balances included $166,000 of unbilled receivables associated with contractually committed services provided to existing customers during the nine months ended July 31, 2022, which will be invoiced subsequent to July 31, 2022. At October 31, 2021, the Company’s accounts receivable balance included $89,000 of unbilled receivables associated with contractually committed services provided to existing customers during the twelve months ended October 31, 2021.

The Company has a history of successfully collecting all amounts due from its customers under the original terms of its subscription agreements and believes that its products and professional service engagements are critical to the efficient operation of the air transportation market.

The provision for doubtful accounts was $52,000 and $183,000 as of July 31, 2022 and October 31, 2021, respectively. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. The Company monitors its outstanding accounts receivable balances and believes the provision is adequate.

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

Due to the financial and economic hardships that have been experienced by airlines, airports and air transportation support vendors in the ongoing COVID-19 environment (described in “3. Impact of the COVID-19 Pandemic” below), there has been a significant amount of uncertainty surrounding the ability of our customers to continue to perform their contracts with the Company. Given these business conditions, the Company’s software efforts were concentrated in the areas of maintenance of existing products. As a result, the Company did not capitalize any software development costs during the three and nine months ended July 31, 2022 and July 31, 2021, respectively. The Company amortized $121,500 and $364,000 of capitalized software development costs during both the three and nine months ended July 31, 2022 and the three and nine months ended July 31, 2021, respectively. The Company recorded amortization of the software on a straight-line basis over the estimated useful life of the software, typically over three years, within “Cost of Revenues”.

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

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2022	2021	2022	2021
Basic Weighted average shares outstanding	7,712,091	7,712,091	7,712,091	7,712,091
Effect of dilutive stock options	-	-	-	36,360
Diluted weighted average shares outstanding	7,712,091	7,712,091	7,712,091	7,748,451

Weighted average shares which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive. These shares consist of stock options.	1,452,500	1,472,500	1,452,500	1,277,500

Stock-Based Compensation

The Company follows FASB ASC 718, Compensation-Stock Compensation, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant, and recognition of stock-based compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as an expense over the service period, net of forfeitures. Stock-based compensation expense was $37,000 and $65,000 for the three months ended July 31, 2022 and July 31, 2021, respectively. Stock-based compensation expense was $135,000 and $178,000 for the nine months ended July 31, 2022 and July 31, 2021, respectively. Stock-based compensation is primarily included in selling, general, and administrative expenses.

On August 16, 2021, the Company’s Board of Directors adopted the Second Amendment to the Plan, to authorize the granting of restricted stock unit (RSU) awards under the Plan. Each RSU represents the right to receive, following vesting, one share of the Company’s Common Stock. In connection with the Second Amendment to the Plan, the Board of Directors has authorized an aggregate of 800,000 RSU awards to be granted under the Plan. As of January 31, 2022, 797,500 RSU awards were granted under the Plan at a grant date fair market value of $0.63 per share, which RSU awards vest ratably over a three-year period. All 797,500 RSU awards were granted on October 22, 2021. Compensation expense related to RSU awards was $35,000 and $0 for the three months ended July 31, 2022 and July 31, 2021, respectively. Compensation expense related to RSU awards was $118,000 and $0 for the nine months ended July 31, 2022 and July 31, 2021, respectively.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance was effective for fiscal years beginning after December 15, 2020, including interim periods therein. Topic 740 did not have a material effect on the Company’s consolidated financial statements or any disclosures within these consolidated financial statements.

Accounting Pronouncements Issued but not yet Adopted

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

3. Impact of the COVID-19 Pandemic

The aviation and travel industries, which are served by the Company and its products, have been severely affected by the ongoing COVID-19 outbreak. Travel restrictions and other measures imposed by most jurisdictions, coupled with the public’s reluctance to travel during the pandemic, resulted in a precipitous decline in demand for air travel, and our customers in the aviation and travel industries drastically reduced their capacity and operations from 2020 into 2021 as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services. As a result, the Company has faced increased economic pressures and continued to experience a significant loss of revenue during the nine- month periods ended July 31, 2022 and July 31, 2021. While the Company anticipates a return to an improved economic environment in fiscal 2023 given the state of vaccinations, treatments available, and changes in public behaviors, the recovery depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of any variants to the COVID-19 virus, the continuing actions taken to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), and the length of time before the public feels safe to travel. All of these variables may have an impact on how quickly the industry can recover, which in turn may affect the revenue and earnings levels of the Company going forward. See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.

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

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022. The amount of unused stimulus funding as of July 31, 2022 and October 31, 2021 was $0 and $856,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act, the Rescue Act and the Payroll Support Program Agreements up through and including the period ended July 31, 2022, and fully intends to continue to comply with all such provisions and requirements. Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits were incurred. The Company reduced its compensation expenses by $0 and $1,189,000 during the three months ended July 31, 2022 and July 31, 2021, respectively, and by $789,000 and $3,377,000 during the nine months ended July 31, 2022 and July 31,2021, respectively. If the Company does not comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

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

As previously disclosed, the Company took several actions beginning in April 2020 and prior to receiving the CARES Act funds, to mitigate the effects of the COVID-19 pandemic on its business and align its operating costs with its outlook for the foreseeable future. The effects of such actions are reflected in the costs of revenues, research and development and administrative costs for the three and nine months ended July 31, 2022 and July 31, 2021, and the Company anticipates that such cost savings will continue to benefit the Company for the remainder of fiscal 2022. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue. During the nine months ended July 31, 2022, the Company made investments in, among other areas, infrastructure and marketing, to benefit the longer-term growth of the Company. See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q.

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

As of July 31, 2022, the Company had operating leases primarily for offices and its now-decommissioned PASSUR and Surface Multilateration (“SMLAT”) systems, with remaining terms of approximately two months to 4.5 years. The Company’s office lease contracts include options to extend the leases for up to five years. The Company’s office located in Stamford, Connecticut, was previously located in a 5,300 square foot office at an average annual cost of $220,000, under a lease expiring on June 30, 2023. On October 6, 2020, the Company modified this agreement, reducing the amount of square footage under rental and extending the term to June 30, 2025, at the reduced average annual rental rate of $61,000. The Company’s office located in Orlando, Florida, was subject to a lease through August 31, 2021, at an average annual rental rate of $74,000. Effective as of September 1, 2021, the Company entered into a new lease for its Orlando office, for approximately 1,800 square feet for a term of 64 months at an average annual rental of $51,400.

A summary of total lease costs and other information for the period relating to the Company’s operating leases is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Total lease cost	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Operating lease cost	$31,441	$46,969	$85,806	$144,104
Short-term lease cost	$3,398	$17,848	$10,335	$56,555
Variable lease cost	$2,093	$1,414	$6,338	$8,867
Total	$36,932	$66,231	$102,479	$209,526

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$106,392
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	3.77	years
Weighted-average discount rate - operating leases	9.75%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating leases for the remainder of fiscal year 2022 and for each of the next four fiscal years and thereafter is as follows:

Fiscal Year Ended October 31:	Operating Leases
2022	$29,713
2023	117,944
2024	116,657
2025	96,523
2026	57,806
Thereafter	9,873
Total future minimum lease payments	$428,516
Less imputed interest	(67,462)
Total	$361,054

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of July 31, 2022:

Fiscal Year Ended October 31:	Payments Due in Fiscal Year (1)
2022	$28,180
2023	113,495
2024	115,082
2025	96,523
2026	57,806
Thereafter	9,873
Total contractual obligations	$420,959

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

As of July 31, 2022, the Company did not have any finance leases or leases that had not yet commenced as of such date. As described above, effective as of September 1, 2021, the Company entered into a new lease for its primary software development facility, located in Orlando, Florida.

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

On July 31, 2022, the Company and Mr. Gilbert entered into a Tenth Debt Replacement Agreement, effective as of May 1, 2022, pursuant to which the Company cancelled the Ninth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Tenth Gilbert Note”) in the amount of $12,492,000, which represented the total amount due and owing under the Ninth Gilbert Note plus additional borrowings during the three months ended July 31, 2022. Under the terms of the Tenth Gilbert Note, the maturity date of the loan remains November 1, 2023, and the annual interest rate remained 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable is secured by the Company’s assets.

During the first nine months of fiscal 2022, the Company did not make any payments to Mr. Gilbert for interest accrued under the Seventh Gilbert Note, the Eighth Gilbert Note and the Ninth Gilbert Note through July 31, 2022. The total amount of accrued interest due was $833,000, which amount is included in accrued expenses and other current liabilities at July 31, 2022. During the nine months ended July 31, 2022, Mr. Gilbert loaned the Company an additional $1,800,000, under the Eighth Gilbert Note, the Ninth Gilbert Note and the Tenth Gilbert Note. During the nine months ended July 31, 2021, the Company paid Mr. Gilbert interest accrued on the Sixth Gilbert Note in a total amount of $791,000. During the nine months ended July 31, 2021, Mr. Gilbert did not loan the Company any additional funds.

The Company has evaluated its financial position as of July 31, 2022, including an operating loss of $2,461,000 for the nine months ended July 31, 2022 and a working capital deficit of $940,000 (excluding deferred revenues) as of July 31, 2022, and has requested and received a commitment from Mr. Gilbert, dated September 12, 2022, that if the Company, at any time, is unable to meet its obligations through September 13, 2023, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

The aviation and travel industries, which are served by the Company and its products, have been severely affected by the ongoing COVID-19 outbreak, initially as a result of travel restrictions and other measures imposed by most jurisdictions. As a result of the pandemic, the Company has faced increased economic pressures and experienced a significant loss of revenue from the start of the pandemic through the nine-month period ended July 31, 2022. While the Company anticipates a return to an improved economic environment in fiscal 2023 given the state of vaccinations and treatments available and changes in public behaviors, the recovery depends on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of the pandemic (including the emergence of any new variants to the COVID-19 virus and any resurgences of cases), the continuing actions taken to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), the length of time before the public feels safe to travel, the economic stimulus programs available to affected industries and consumers, and the status of governmental and private reopening plans. All of these variables will impact how quickly the industry can recover, which in turn may affect the revenue and earnings levels of the Company.

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

For the three months ended July 31, 2022, total revenue decreased 2% to $1,484,000, compared with $1,510,000 for the same period in fiscal year 2021. The loss/income from operations for the three months ended July 31, 2022 declined to a loss of $1,188,000, as compared with income from operations of $202,000 for the same period in fiscal year 2021. For the three months ended July 31, 2022, the net loss was $1,489,000, or $0.19 per diluted share, as compared to a net loss of $64,000, or $0.01 per diluted share, for the same period in fiscal year 2021. During the three months ended July 31, 2022 and July 31, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $0 and $1,189,000, respectively. The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.

For the nine months ended July 31, 2022, total revenue decreased 7% to $4,341,000, as compared with $4,670,000 for the same period in fiscal year 2021. The income from operations for the nine months ended July 31, 2022 decreased to a loss of $2,461,000, as compared to income from operations of $811,000 for the same period in fiscal year 2021. For the nine months ended July 31, 2022, the net loss was $3,294,000, or $0.43 per diluted share, as compared to net income of $21,000, or $0.00 per diluted share, for the same period in fiscal year 2021. During the nine months ended July 31, 2022 and July 31, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $789,000 and $3,377,000, respectively. The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022.

Results of Operations

Revenues

Management concentrates its efforts on the sale of business intelligence, predictive analytics, and decision support product applications. Such efforts include the continued development of existing products, new product offerings and to a lesser extent, professional services.

The Company is a supplier and partner to the air transportation industry. Many of the Company’s customers continue to be impacted by the ongoing COVID-19 outbreak, which caused a precipitous decline in demand for air travel and resulted in our customers in the aviation and travel industries drastically reducing their capacity and operations from 2020 into 2021, as compared to 2019. As a result, the Company has experienced downturns in its revenues from the start of the global pandemic and continuing into fiscal 2022. While many of the Company’s customers are now experiencing increases in air travel volume, spending to invest in programs to promote operational efficiencies and productivity usually lag such increases. As a result, the Company experienced downturns in its revenues year-to-date in fiscal 2022 compared with fiscal year 2021. The Company continues to believe that its products and professional service engagements are critical to the efficient operation of the air transportation market.

For the three months ended July 31, 2022, total revenues decreased by $26,000, or 2%, to $1,484,000, as compared with $1,510,000 for the same period in 2021. The decrease in total revenues was primarily due to a decrease in subscription revenue of $27,000, or 2%. Professional services revenue of $171,000 was a slight increase as compared with the same period in the prior year. The decrease in subscription revenue was concentrated in the Airport sector, primarily due to the expiration of a large Canadian airport contract that was not renewed.

For the nine months ended July 31, 2022, total revenues decreased by $329,000, or 7%, to $4,341,000, as compared with $4,670,000 for the same period in 2021. The decrease in total revenues was primarily due to a decrease in subscription revenues of $234,000, as compared with the same period in the prior year. The decrease in subscription revenue was primarily due to the expiration of a large Canadian airport contract that was not renewed. Professional services revenue declined $95,000 or 24% to $296,000 during the nine months ended July 31, 2022 compared with $391,000 during the same period ended July 31, 2021 as a result of the non-recurrence of a one-time consulting project in the prior year.

The decreases in subscription revenues for the three and nine months ended July 31, 2022 were primarily due to decreases in airport business, partially offset by incremental revenue recognized in fiscal year 2022, mainly related to data services.

Expenses

In response to the uncertainty surrounding the prospects of airlines and airports and the travel industry as a result of the continuing global COVID-19 pandemic and the declines in revenues that the Company has experienced from the start of the global pandemic and continuing into the first three quarters of fiscal 2022, the Company has reviewed its operating costs to more closely align those costs with its outlook for the foreseeable future. Prior to receiving the CARES Act funds, the Company took steps to reduce its operating costs going forward, which steps included terminating or furloughing certain positions and instituting a temporary pay reduction plan beginning in the second quarter of 2020, reducing the use of outside consultants where possible, rationalizing the PASSUR Network, and reducing and/or eliminating other operating expenses that were not critical to the short-term outlook of the Company. During the nine months ended July 31, 2022, the Company continued to benefit from these cost savings when compared to the same period for the prior year. However, such savings were offset in the current fiscal quarter by the impact of lower federal stimulus credits available to the Company and investments made by the Company in infrastructure and marketing. The Company anticipates the continuation of these cost savings programs into the remainder of fiscal year 2022 to offset the additional technology infrastructure and marketing costs. However, if the recovery of the air transportation industry accelerates and revenue levels quickly return to pre-COVID-19 levels, these levels of cost savings may not be practicable or sustainable to support the operations necessary for the increased level of revenue.

Cost of Revenues

For the three months ended July 31, 2022, cost of revenues increased $648,000, or 112%, to $1,227,000, as compared to $579,000 for the same period in fiscal year 2021. For the three months ended July 31, 2022 and July 31, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $0 and $521,000, respectively. Excluding the impact of the CARES Act grants, cost of revenues were $1,227,000 and $1,100,000 for the three months ended July 31, 2022 and July 31, 2021, respectively, an increase of $127,000. For the nine months ended July 31, 2022, cost of revenues increased $1,397,000, or 81%, to $3,112,000, as compared to $1,715,000 in the same period in fiscal year 2021. For the nine months ended July 31, 2022 and July 31, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its costs of revenues by $341,000 and $1,404,000, respectively. Excluding the impact of the CARES Act grants, cost of revenues were $3,453,000 and $3,119,000 for the nine months ended July 31, 2022 and July 31, 2021, respectively, an increase of $334,000. See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q. The increases in cost of revenues during the three- and nine-month periods ended July 31, 2022 compared with the respective periods in fiscal 2021, were primarily attributable to lower federal stimulus credits available to offset compensation costs and, for the nine month period ended July 31, 2022, higher costs of technology infrastructure, such as cloud hosting fees, professional services, and restricted stock amortization costs. These increases were partially offset by savings in the areas of data feeds and communication costs.

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

Research and Development

For the three months ended July 31, 2022, research and development expenses increased by $35,000, or 63%, to $91,000, as compared with $56,000 for the same period in fiscal year 2021. For the three months ended July 31, 2022 and July 31, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its research and development expenses by $0 and $31,000, respectively. Excluding the impact of the CARES Act grants, research and development expenses were $91,000 and $87,000 for the three months ended July 31, 2022 and July 31, 2021, respectively, an increase of $4,000. For the nine months ended July 31, 2022, research and development expenses increased $91,000, or 58%, to $248,000, as compared to $157,000 for the same period in fiscal year 2021. For the nine months ended July 31, 2022 and July 31, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its research and development costs by $20,000 and $95,000, respectively. Excluding the impact of the CARES Act grants, research and development costs were $268,000 and $252,000 for the nine months ended July 31, 2022 and July 31, 2021, respectively, an increase of $16,000. See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q. The increases in research and development expenses during the three- and nine-month periods ended July 31, 2022, as compared with the respective periods in fiscal 2021, were primarily attributable to lower federal stimulus credits available to offset higher compensation costs.

The Company’s research and development efforts include activities associated with new product development, as well as the enhancement and improvement of the Company's existing software and information products. The Company anticipates that it will continue to invest in its software portfolio to develop, maintain, and support existing and newly developed applications for its customers.

Selling, General, and Administrative

For the three months ended July 31, 2022, selling, general, and administrative expenses increased $681,000, or 101%, to $1,353,000, as compared to $672,000 for the same period in fiscal year 2021. For the three months ended July 31, 2022 and July 31, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $0 and $637,000, respectively. Excluding the impact of the CARES Act grants, selling, general and administrative expenses were $1,353,000 and $1,309,000 for the three months ended July 31, 2022 and July 31, 2021, respectively, an increase of $44,000. For the nine months ended July 31, 2022, selling, general and administrative expenses increased $1,455,000, or 73%, to $3,442,000, as compared to $1,987,000 for the same period in fiscal year 2021. For the nine months ended July 31, 2022 and July 31, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its selling, general and administrative expenses by $428,000 and $1,878,000, respectively. Excluding the impact of the CARES Act grants, selling, general and administrative expenses were $3,870,000 and $3,865,000 for the nine months ended July 31, 2022 and July 31, 2021, respectively, an increase of $5,000. See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q. The increases in selling, general, and administrative expenses for the three- and nine- month periods ended July 31, 2022, as compared with the respective periods in fiscal 2021, were primarily due to lower federal stimulus credits available to offset compensation costs, higher compensation and marketing costs.

Loss/Income from Operations

For the three months ended July 31, 2022, income from operations decreased by $1,390,000 to a loss of $1,188,000, as compared with income from operations of $202,000 for the same period in fiscal year 2021. For the three months ended July 31, 2022 and July 31, 2021, the Company used the CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $0 and $1,189,000, respectively. Excluding the impact of the CARES Act grants, the loss from operations for the three months ended July 31, 2022 remained unchanged at $1,188,000 while income from operations for the three months ended July 31, 2021 decreased by $1,189,000 to a loss of $987,000. The increase in the loss from operations of $201,000 was primarily due to decreases in revenue coupled with higher compensation costs, as a result of lower federal stimulus credits available, and increased technology infrastructure and marketing costs, as compared to the same periods in fiscal year 2021. For the nine months ended July 31, 2022, income from operations decreased by $3,272,000 to a loss of $2,461,000, as compared with income from operations of $811,000 for the same period in fiscal year 2021. For the nine months ended July 31, 2022 and July 31, 2021, the Company was able to use the CARES Act financing for eligible payroll costs to offset a portion of its total eligible payroll costs by $789,000 and $3,377,000, respectively. Excluding the impact of the CARES Act grants, the loss from operations for the nine months ended July 31, 2022 increased by $789,000 to a loss of $3,250,000 and income from operations for the nine months ended July 31, 2021 decreased by $3,377,000 to a loss of $2,566,000. The increase in the loss from operations of $684,000 was primarily due to decreases in revenue coupled with higher compensation costs, as a result of lower federal stimulus credits available, and increased technology infrastructure and marketing costs, as compared to the same periods in fiscal year 2021.

Interest Expense – Related Party

Interest expense – related party increased $35,000, or 13% for the three months ended July 31, 2022, as compared to the same period in fiscal 2021, and increased $42,000, or 5%, for the nine months ended July 31, 2022, as compared to the same period in fiscal year 2021, due to the higher principal balance outstanding on the note during fiscal year 2022.

Net Loss/Income

The net loss was $1,489,000, or $0.19 per diluted share, for the three months ended July 31, 2022, as compared to a net loss of $64,000, or $0.01 per diluted share, for the same period in 2021. The net loss for the three months ended July 31, 2022 was not affected by the usage of proceeds from the CARES Act grants, while the net loss for the three months ended July 31, 2021 increased by $1,189,000 to a loss of $1,253,000 (exclusive of the impact of the CARES Act grants). The net loss was $3,294,000, or $0.43 per diluted share, for the nine months ended July 31, 2022, as compared to net income of $21,000, or $0.00 per diluted share, for the same period in 2021. Excluding the impact of the CARES Act grants, the net loss for the nine months ended July 31, 2022 increased by $789,000 to a loss of $4,083,000, while the net income for the nine months ended July 31, 2021 decreased by $3,377,000 to a net loss of $3,356,000. See Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q. The increase in net losses for the three- and nine- month periods ended July 31, 2022, respectively, as compared with the same periods in the prior fiscal year, was the result of lower levels of revenue, coupled with lower levels of federal stimulus funds available to offset eligible compensation costs, coupled with higher infrastructure and marketing costs.

Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets (excluding deferred revenues) by $940,000 as of July 31, 2022.

The note payable to a related party, G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, with a maturity of November 1, 2023, was $12,492,000 at July 31, 2022. The Company has accrued and unpaid interest under these borrowings for the first nine months of fiscal 2022 in the amount of $833,000, which amount is included in accrued expenses and other current liabilities at July 31, 2022. During fiscal year 2021, the Company paid Mr. Gilbert all accrued interest incurred for fiscal 2021 in the amount of $1,057,000. The Company’s stockholders’ equity had a deficit of $14,083,000 at July 31, 2022. The Company reported a net loss of $3,294,000 for the nine months ended July 31, 2022.

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

On July 31, 2022, the Company and Mr. Gilbert entered into a Tenth Debt Replacement Agreement, effective as of May 1, 2022, pursuant to which the Company cancelled the Ninth Gilbert Note and issued Mr. Gilbert a new promissory note (the “Tenth Gilbert Note”) in the amount of $12,492,000, which represented the total amount due and owing under the Ninth Gilbert Note plus additional borrowings during the three months ended July 31, 2022. Under the terms of the Tenth Gilbert Note, the maturity date of the loan remains November 1, 2023, and the annual interest rate remained 9.75%, with annual interest payments required to be made on October 31st of each year (although any accrued interest can be paid before such time without penalty). The note payable is secured by the Company’s assets.

During the first nine months of fiscal 2022, the Company did not make any payments to Mr. Gilbert for interest accrued under the Seventh Gilbert Note, the Eighth Gilbert Note, and the Ninth Gilbert Note through July 31, 2022. The total amount of accrued interest due was $833,000, which amount is included in accrued expenses and other current liabilities at July 31, 2022. During the nine months ended July 31, 2021, the Company paid Mr. Gilbert interest accrued on the Sixth Gilbert Note in the total amount of $791,000. During the nine-month period ended July 31, 2022, Mr. Gilbert made additional loans to the Company under the Tenth Gilbert Note in the amount of $1,800,000. Mr. Gilbert did not loan the Company any additional funds during the nine-month period ended July 31, 2021.

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

The Company has evaluated its financial position as of July 31, 2022, including an operating loss of $2,461,000 for the nine months ended July 31, 2022, a working capital deficit of $940,000 (excluding deferred revenues) and shareholders’ equity deficit of $14,083,000 as of July 31, 2022, and has requested and received a commitment from Mr. Gilbert, dated September 12, 2022, that if the Company, at any time, is unable to meet its obligations through September 13, 2023, Mr. Gilbert will provide the Company with the necessary continuing financial support to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary.

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

The Company expended the remaining balance of funds received under the various Payroll Support Programs during the three months ended January 31, 2022. The amount of unused stimulus funding as of July 31, 2022 and October 31, 2021 was $0 and $856,000, respectively, and is shown in the balance sheet under current liabilities as Accrued Liabilities - Stimulus Funding.

The Company believes that it has operated in compliance with all the provisions and requirements under the CARES Act, the Rescue Act and the Payroll Support Program Agreements up through and including the period ended July 31, 2022, and fully intends to continue to comply with all such provisions and requirements. Consequently, the Company has accounted for the advanced funds as grants not requiring repayment and recognized such amounts in income as qualifying salaries, wages and benefits have been incurred. The Company reduced its compensation expense by $0 and $1,189,000 during the three months ended July 31, 2022 and July 31, 2021, respectively, and by $789,000 and $3,377,000 during the nine months ended July 31, 2022 and July 31, 2021, respectively, as the CARES Act grant proceeds received by the Company were used to fund eligible payroll costs. If the Company does not continue to comply with the provisions of the CARES Act, the Rescue Act and the Payroll Support Program Agreements, the Company may be required to repay the government funds and also be subject to other remedies.

Net cash used in operating activities was $3,153,000 for the nine months ended July 31, 2022, as compared with net cash used of $3,165,000 for the nine months ended July 31, 2021, and consisted of a net loss of $3,294,000, which includes the use of federal stimulus credits of ($789,000), adjustments consisting of depreciation and amortization expenses of $443,000 and stock-based compensation expense of $252,000, a net increase in accounts payable and accrued expenses of $791,000, a decrease in deferred revenue of ($406,000), an increase in accounts receivable (including changes in doubtful accounts provisions) and prepaid expenses and other current assets of ($103,000) and ($52,000), respectively, and changes in operating lease assets and liabilities, net, of $5,000. During the nine months ended July 31, 2022, the Company increased its borrowing under the notes payable – related parties by $1,800,000. During the nine months ended July 31, 2021, the Company received $3,494,000 of the CARES Act grant proceeds.

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

As of July 31, 2022, the Company had operating leases primarily for offices and its now-decommissioned PASSUR and SMLAT systems, with remaining terms of approximately two months to 4.years. The Company’s office lease contracts include options to extend the leases for up to five years. As of July 31, 2022, the Company did not have any finance leases or leases that had not yet commenced as of such date. Effective as of September 1, 2021, the Company relocated its office within Orlando, Florida, under the terms of a new 64-month lease.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management carried out an evaluation, under the supervision, and with the participation of, the Company's Chief Executive Officer and Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The Company believes that a control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Executive Vice President of Finance and Administration have concluded that such controls and procedures were effective at a reasonable assurance level as of July 31, 2022.

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

During the past two years, the aviation and travel industries, which are served by the Company and its products, have been severely affected by the continuing COVID-19 outbreak. Travel restrictions and other measures imposed by most jurisdictions, coupled with the general public’s reluctance to travel during the pandemic, resulted in a precipitous decline in demand for air travel. As a result, our customers in the aviation and travel industries drastically reduced their capacity and operations from 2020 into 2021, as compared to 2019, which in turn has resulted in a significant reduction of demand for our products and services. As a result, the Company has faced increased economic pressures and experienced a significant loss of revenue from the outset of the pandemic through the period ended July 31, 2022.

While the Company anticipates a return to an improved economic environment in fiscal 2023, the recovery in the aviation and travel industries will depend on many factors, the outcomes of which are uncertain or unknown at this time, such as, among other things, the scope, severity and duration of any variants to the COVID-19 virus, the continuing actions taken to contain the pandemic or to mitigate its impact, the acceptance and public distribution of treatments and vaccines for the disease (including its variants), and the length of time before the public feels safe to travel. All of these variables may have an impact on how quickly the aviation industry can recover, which in turn may affect the revenue and earnings of the Company going forward. See Part I, Item 1, “Notes to Consolidated Financial Statements – 3. Impact of the COVID-19 Pandemic”, in this Quarterly Report on Form 10-Q.

Risks Relating to Operations, Financial Performance and Capital Resources

The cessation of funding under the CARES Act and the Rescue Act may have a significant negative impact on the Company’s results of operations.

The Company’s results of operations for the nine-month periods ended July 31, 2022 and July 31, 2021 were substantially improved by the receipt of funding under the CARES Act and the Rescue Act. Excluding the impact of the CARES Act grants, the Company’s loss from operations, loss before income taxes and net loss for the nine months ended July 31, 2022 increased by approximately $789,000, resulting in an operating loss of $3,250,000, a loss before income taxes of $4,083,000, and a net loss of $4,083,000. For the nine months ended July 31, 2021, excluding the impact of the CARES Act grants, income from operations, income before income taxes and net income decreased by $3,377,000, resulting in an operating loss of $2,566,000, a loss before income taxes of $3,356,000, and a net loss of $3,356,000. The Company does not currently anticipate receiving similar funding during the year ending October 31, 2022. Accordingly, there are no assurances that the Company will be able to achieve the same level of financial performance for the year ending October 31, 2022, as compared to the year ended October 31, 2021.

The Company may be unable to raise additional funds to meet its operating capital requirements going forward.

If the Company is unable to generate sufficient cash flows from operations to meet its operating capital requirements, the Company may need to obtain external capital on commercially reasonable terms. The Company has received a commitment from G.S. Beckwith Gilbert, the Company’s significant shareholder and Non-Executive Chairman of the Board, dated September 12, 2022, that if the Company, at any time, is unable to meet its obligations through September 13, 2023, Mr. Gilbert will provide the necessary continuing financial support to the Company in order for the Company to meet such obligations. Such commitment for financial support may be in the form of additional advances or loans to the Company, in addition to the deferral of principal and/or interest payments due on the existing loans, if deemed necessary. While Mr. Gilbert has provided similar financial support commitments to the Company in the past, there are no assurances that this commitment will continue to be available to the Company beyond September 13, 2023.

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

Item 5. Other Information.

On September 12, 2022, the Company’s significant shareholder and Non-Executive Chairman of the Board confirmed his commitment to provide the Company with the necessary continuing financial support to meet its obligations through September 13, 2023. A copy of the commitment is attached as Exhibit 10.4 to this Form 10-Q and incorporated by reference into this Item 5.

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

10.4*	Commitment of G.S. Beckwith Gilbert, dated September 12, 2022.

10.5*	Debt Replacement Agreement, dated as of July 31, 2022, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert.

10.6*	Secured Promissory Note, dated as of July 31, 2022, by and between PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender.

10.7

Debt Replacement Agreement, dated as of April 30, 2022, by and between PASSUR Aerospace, Inc., and G.S. Beckwith Gilbert, is incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on June 10, 2022.

10.8

Secured Promissory Note, dated as of April 30, 2022, by and between PASSUR Aerospace, Inc., as Borrower, to G.S. Beckwith Gilbert, as Lender, is incorporated by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on June 10, 2022.

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

PASSUR AEROSPACE, INC.

Dated: September 12, 2022	By:	/s/ Brian G. Cook
Brian G. Cook
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 12, 2022	By:	/s/ Allison O’Neill
Allison O’Neill
Executive Vice President of Finance and Administration (Principal Financial and Accounting Officer)